Form 10-Q
period 2017-09-30
VICI PROPERTIES INC.
filed 2017-11-13
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55791
 _________________________
VICI Properties Inc.
(Exact name of registrant as specified in its charter)
 _________________________

Maryland	81-4177147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8329 W. Sunset Road, Suite 210 Las Vegas, Nevada 89113
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (702) 820-3800

Former name, former address and former fiscal year, if changed since last report: N/A
 _________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2017, the registrant had 246,224,886 shares of common stock outstanding.

EXPLANATORY NOTE
VICI Properties Inc., a Maryland corporation (“VICI REIT,” “Company,” “we,” “our,” and “us”) was created to hold certain real estate assets owned directly or indirectly by Caesars Entertainment Operating Company, Inc., a Delaware corporation (“CEOC”), upon CEOC’s emergence from bankruptcy. On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois. On January 13, 2017, CEOC filed a Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc., et al. (the “Plan”), which was confirmed by the U.S. Bankruptcy Court on January 17, 2017. The Plan of Reorganization became effective on October 6, 2017 (the “Emergence Date”).
Pursuant to the Plan, on the Emergence Date, the historical business of CEOC was separated by means of a spin-off transaction whereby certain of the Caesars Debtors’ real property assets and golf course operations were transferred through a series of transactions to VICI REIT. On the Emergence Date, CEOC merged with and into CEOC LLC, a Delaware limited liability company (“New CEOC”), with New CEOC surviving the merger.
Prior to the Emergence Date, VICI REIT filed a Form 10 with the Securities Exchange Commission (file number 000-55791), which became effective on September 29, 2017. Prior to the Emergence Date, VICI REIT did not own any assets or have any activities. Except as otherwise noted, the information presented in this Quarterly Report on Form 10-Q, including financial information, is for the three and nine months ended September 30, 2017, prior to VICI REIT commencing operations.

VICI PROPERTIES INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

VICI PROPERTIES INC.
BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Total assets	$—	$—

Commitments and contingencies (Note 5)

Equity
Common stock, $0.01 par value, 100,000,000 shares authorized and 1,000 shares issued and outstanding as of September 30, 2017	$—	$
Membership interest as of December 31, 2016	$	$—
Total equity	$—	$—
See accompanying Notes to Balance Sheets

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS
(UNAUDITED)

In these notes, the words “VICI REIT,” “Company,” “we,” “our,” and “us” refer to VICI Properties Inc., unless otherwise stated or the context requires otherwise. In addition, “CEOC” refers to Caesars Entertainment Operating Company, Inc., and “CEC” refers to Caesars Entertainment Corporation, the parent of CEOC.
On October 6, 2017 (the “Emergence Date”), CEOC merged with and into CEOC LLC, a Delaware limited liability company (“New CEOC”), with New CEOC surviving the merger. See “Explanatory Note” in this Quarterly Report on Form 10-Q.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company, which through its subsidiaries own the real estate assets transferred by CEOC to VICI REIT on the Emergence Date and “CPLV” refers to the Caesars Palace Las Vegas facility located in the Las Vegas Strip, which was owned by CEOC prior to the Emergence Date and whose related real estate assets were transferred by CEOC to us on the Emergence Date.
Note 1 — Business Formation and Basis of Presentation
Business Formation
On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). As a result of this filing, CEOC operated as a debtor-in-possession under the Bankruptcy Code. CEOC’s plan of reorganization (the “Plan”) was confirmed by the Bankruptcy Court on January 17, 2017.
VICI REIT was organized as a limited liability company and wholly owned subsidiary of CEOC in Delaware on July 5, 2016 and was subsequently converted to a corporation under the laws of the State of Maryland. On May 5, 2017, VICI REIT issued common stock to CEOC in conjunction with VICI REIT’s conversion to a corporation under the laws of the State of Maryland. As of September 30, 2017, VICI REIT had not conducted operations and had no assets or liabilities.
On the Emergence Date , subsidiaries of CEOC transferred certain real estate assets (the “Properties”) and four golf course businesses (“Caesars Entertainment Outdoor”) to VICI REIT in exchange for 100% of VICI REIT’s common stock, series A convertible preferred stock (“Series A Preferred Stock”) and other consideration, including debt issued by certain subsidiaries of VICI REIT and the proceeds of mortgage backed debt issued by other subsidiaries of VICI REIT, for distribution to certain of CEOC’s creditors.
Following the Emergence Date, VICI REIT is a stand-alone entity initially owned by certain former creditors of CEOC. VICI REIT is primarily engaged in the business of owning, acquiring and developing gaming, hospitality and entertainment destinations. A subsidiary of VICI REIT leases the Properties to New CEOC and certain of its subsidiaries under lease agreements (the “Master Leases”). VICI REIT conducts its real property business through an operating partnership and its golf course business through a taxable REIT subsidiary (“TRS”), Caesars Entertainment Outdoor. VICI REIT intends to make an election on its Federal income tax return for its taxable year ending December 31, 2017 to be treated as a real estate investment trust (“REIT”).
The balance sheets should be read in conjunction with the Combined Statement of Investments of Real Estate Assets to be Contributed to VICI Properties Inc. and the combined financial statements of Caesars Entertainment Outdoor, which are included elsewhere within this Quarterly Report on Form 10-Q.
Basis of Presentation
The accompanying balance sheets are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Statements of operations, cash flows and equity are not presented as there has been no activity since the date of inception through September 30, 2017.
VICI REIT must distribute at least 90% of its taxable income to shareholders to maintain its intended qualification as a REIT. To the extent VICI REIT annually distributes less than 100% of its taxable income, it will be subject to income tax at regular corporate rates on any undistributed net taxable income. In addition, VICI REIT’s TRS will also be subject to income tax at regular corporate rates on any of its taxable income.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

Reportable Segments
Our real property business and our golf course business will represent two reportable segments. The real property business segment will consist of leased real property and will represent the substantial majority of our business. The golf course business segment will consist of four golf courses, which each will be operating segments and will be aggregated into one reportable segment.
Note 2 — Summary of Significant Accounting Policies
Estimates are required in order to prepare the financial statements in conformity with US GAAP. Significant estimates, judgments, and assumptions will be required in a number of areas, including, but not limited to: the application of fresh start reporting; the recognition of revenue from our leases; determining the useful lives of real estate properties; and evaluating the impairment of long-lived assets. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates.
Revenue Recognition - Leases
As a REIT, the majority of our revenues will be derived from rent received from our tenants under long-term triple-net leases. The accounting guidance under ASC 840—Leases (“ASC 840”) is complex and requires the use of judgment and assumptions by management to determine the proper accounting treatment of a lease. We will perform a lease classification upon lease inception, to determine if we account for the lease as a capital or operating lease.
Under ASC 840, for leases of both building and land, if the fair value of the land is 25% or more of the total fair value of the leased property at lease inception we consider the land and building separately for lease classification. In these cases, if the building element of the lease meets the criteria to be classified as a capital lease, then we account for the building as a capital lease and the land separately as an operating lease. If the building element does not meet the criteria to be classified as a capital lease, then we account for the building and land as a single operating lease.
To determine if the building portion of a lease triggers capital lease treatment we will conduct the four lease tests under ASC 840 as outlined below. If a lease meets any of the criteria below, it is accounted for as a capital lease.

1.
Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term.

2.
Bargain purchase option. The lease contains a provision allowing the lessee, at its option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option becomes exercisable.

3.
Lease term. The lease term is equal to 75% or more of the estimated economic life of the leased property. However, if the beginning of the lease falls within the last 25% of the total estimated economic life of the leased property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease. This test is conducted on a property by property basis.

4.
Minimum lease payments. The present value of the minimum lease payments at the beginning of the lease term, excluding the portion of payments representing executory costs such as insurance, maintenance and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90% of the fair value of the leased property to the lessor at lease inception less any related investment tax credit retained by the lessor. If the beginning of the lease term falls within the last 25% of the total estimated economic life of the lease property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease.

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, the incremental borrowing rate of the lessee and the interest rate implicit in the lease. A change in estimate or judgment can result in a materially different financial statement presentation.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

The revenue recognition model is different under capital leases and operating leases.
Under the operating lease model, as the lessor, at lease inception the land is recorded as Real Estate Investments Accounted for Using the Operating Method and we record rental income from operating leases on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land after deducting executory costs, including any profit thereon, is determined by applying our incremental borrowing rate to the value of the land. We record this lease income as Rental Income from Operating Leases.
Under the direct financing lease model, as the lessor, at lease inception we record the lease receivable as Real Estate Investments Accounted for Using the Direct Financing Method. Under the direct financing lease method, we recognize fixed amounts due on an effective interest basis at a constant rate of return over the lease term. As a result, the cash payments accounted for under direct financing leases will not equal the earned income from direct financing leases as a portion of the cash rent we receive is recorded as Earned Income from Direct Financing Leases and a portion recorded as a reduction to the Real Estate Investments Accounted for using the Direct Financing Method.
Concentrations of Credit Risk
Following the Emergence Date, all of the real estate holdings of VICI REIT (other than Caesars Entertainment Outdoor) are leased to New CEOC and certain of its subsidiaries, and substantially all of VICI REIT’s revenues are derived from the Master Leases, which represents a concentration of credit risk due to the single tenant nature of our leases. Management believes that the corporate lease guaranty by New CEOC’s parent, CEC, and the rent coverage ratio mitigate this risk. Management does not believe there are any other significant concentrations of credit risk.
Real Estate Investments
For real estate investments accounted for using the operating method, we will continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When events or changes in circumstances indicate that a potential impairment has occurred or that the carrying value of a real estate investment may not be recoverable, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the real estate investment is impaired. If the undiscounted cash flows plus net proceeds expected from the disposition of the asset is less than the carrying value of the assets, we recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value. We group our real estate investments together by property, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or related assumptions change in the future, we may be required to record an impairment loss.
For real estate investments accounted for using the direct financing method, our net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee’s credit worthiness.
Income Taxes—REIT Qualification
We intend to elect to be taxed and qualify as a REIT for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2017, and we intend to continue to be organized and to operate in a manner that permits us to qualify as a REIT beyond that taxable year end. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to Federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. Federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability created if we fail to qualify as a REIT could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Derivatives and Hedging - August 2017: This revised accounting guidance expands hedge accounting by making additional hedge strategies eligible for hedge accounting and amending presentation and disclosure requirements. The intent of these revisions is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on our financial statements.
Compensation - Stock Compensation - May 2017: Amendments in this update provide guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (i) the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as before the original award was modified. Amendments in this update are effective for all periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Application of amended guidance should be applied prospectively to an award modified on or after the adoption date.
Business Combinations - January 2017: Updated amendment intending to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. Amendments should be applied on a prospective basis on or after the effective date. No disclosures are required at transition. The amendments are effective to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is allowed as follows: (1) transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Financial Instruments-Credit Losses - June 2016 (amended January 2017): Amended guidance that replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended January 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full impact the new guidance will have on our financial statements.
Revenue from Contracts with Customers - May 2014 (amended January 2017): The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We anticipate adopting this standard effective January 1, 2018. We have performed a preliminary assessment and anticipate this standard will not have a material effect on our financial statements. We expect the most significant effect will be related to the accounting for the golf course revenue, which will be immaterial to the operations of VICI REIT. However, the quantitative effects of these changes are being analyzed. We are assessing the full effect the adoption of this standard will have on our financial statements.
Income Taxes - October 2016: Amended guidance that addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Amendments are effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.
Statement of Cash Flows - August 2016: Amended guidance that addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied retrospectively to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Note 4 — Income Taxes
To qualify as a REIT, VICI REIT must meet certain organizational, income, asset, and distribution tests. Accordingly, VICI REIT will generally not be subject to corporate U.S. Federal or state income tax to the extent that it makes qualifying distributions to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and share ownership tests. VICI REIT intends to comply with these requirements and maintain REIT status. However, VICI REIT may still be subject to Federal excise tax, as well as certain state and local income and franchise taxes and VICI Golf LLC will be subject to Federal, state and local income taxes.
Note 5 — Commitments and Contingencies
Litigation
In the ordinary course of business, from time to time, VICI REIT may be subject to legal claims and administrative proceedings, none of which are currently outstanding.
Note 6 — Subsequent Events
Emergence Date
Pursuant to the Plan, on the Emergence Date, the historical business of CEOC was separated by means of a spin-off transaction whereby the Caesars Debtors’ real property assets (subject to certain exceptions) and golf course operations were transferred to VICI REIT. New CEOC and certain of New CEOC’s subsidiaries lease the transferred real property assets pursuant to the Master Leases. CEC guarantees the payment obligations of the tenants under the Master Leases and an affiliate of CEC manages the operating activities of such properties.
Management estimates that the properties transferred have a fair value range between $8.2 billion and $8.4 billion.
Accounting Impact of Emergence
Upon emergence, the Company will apply fresh start accounting to its consolidated financial statements. Our Annual Report on Form 10-K for the fiscal year ending ended December 31, 2017 will reflect the consummation of the Plan and the adoption of fresh start accounting.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

In the application of fresh start accounting, the Company allocates the enterprise value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. The amount remaining after allocation of the enterprise value to the fair value of identified tangible and intangible assets and liabilities, if any, is reflected as goodwill and subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s consolidated balance sheet at December 31, 2017 will not be comparable to its balance sheet for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the Plan.
At emergence, management estimates that Real Estate Investments accounted for using the direct financing method have a fair value between $7.0 billion and $7.1 billion; Real Estate Investments accounted for using the operating method have a fair value between $1.1 billion and $1.2 billion; and property and equipment transferred that is used in operations have a fair value between $50 million and $100 million. In accordance with the Plan, CEOC transferred $55.7 million of cash to the Company at emergence.
In addition, at emergence, the Company entered into debt agreements totaling $4.917 billion, of which $250.0 million was exchanged for shares of VICI REIT’s common stock on November 6, 2017 (see “The Mandatory Conversions” below).
Rentals under Direct Financing and Operating Leases
On the Emergence Date, VICI REIT entered into three Master Leases with New CEOC and certain of its subsidiaries. They include a separate lease for Caesars Palace Las Vegas (“CPLV Lease Agreement”) which provides for a fixed annual base rent for each of the first seven years of the lease term of $165.0 million per year; a separate lease for the Harrah’s Joliet facilities (“Joliet Lease Agreement”) in which the Company’s portion of the base rent for the first seven years of the lease term is 80% of $39.625 million per year; and a lease for all other properties leased to New CEOC and certain of its subsidiaries (“Non-CPLV Lease Agreement”) which provides for a fixed annual base rent for each of the first seven years of the lease term of $433.3 million per year. The Master Leases provide for an initial term of 15 years commencing on the Emergence Date, with no purchase option. At the option of New CEOC, the Master Leases may be extended for up to four five-year renewal terms beyond the initial term, on substantially the same terms and conditions. In addition, each lease agreement contains a fixed annual rent escalator on the base rent equal to the greater of 2% or the increase in the Consumer Price Index commencing on the second year of the lease with respect to the CPLV Lease Agreement and on the sixth year of the lease with respect to the Joliet and Non-CPLV Lease Agreements.
Future Minimum Rental Payments Due from Noncancelable Leases(1)(2)

(In millions)
Remaining 2017	$149.0
2018	630.6
2019	633.9
2020	637.2
2021	640.7
2022 and thereafter	24,948.3
Total	$27,639.7
____________________

(1)	Amounts exclude any variable rental payments during the terms of the Master Leases

(2)	Amounts include renewal terms and minimum fixed annual rent escalator (minimum 2% annual increases described above)
Golf Course Use Agreement
On the Emergence Date, subsidiaries of VICI Golf LLC, a subsidiary of the Company, entered into a golf course use agreement (the “Golf Course Use Agreement”) with New CEOC and Caesars Enterprise Services, LLC (“CES”) (collectively, the “users”), whereby the users were granted certain priority rights and privileges with respect to access and use of certain golf course properties. Payments under the Golf Course Use Agreement are comprised of a $10.0 million annual membership fee, use fees and minimum rounds fees. The membership fee is subject to increase or decrease, as applicable, whenever rent under the Non-CPLV Lease Agreement is adjusted in accordance with the terms of the Non-CPLV Lease Agreement; and the adjusted membership fee will be calculated based on the proportionate increase or decrease, as applicable, in rent under the Non-CPLV Lease Agreement. The use fees and minimum round fees are subject to the Annual Escalator beginning at the times provided under the Golf Course Use Agreement.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

Common Stock and Preferred Stock
Effective on the Emergence Date, the Company has authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), of which 12,000,000 shares has been classified as Series A Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”).
On the Emergence Date, the Company issued 177,160,494 shares of common stock and 12,000,000 shares of Series A preferred stock with an aggregate liquidation preference of $300.0 million ($25 per share) to CEOC and certain of its subsidiaries in exchange for the Properties and Caesars Entertainment Outdoor. CEOC distributed such shares to certain of its creditors and to certain backstop parties.
Pursuant to the Plan and a Backstop Commitment Agreement dated September 12, 2017, the backstop purchasers agreed, or otherwise had the right, to purchase a specified number of the shares of the Series A preferred stock for cash, with the cash proceeds of such purchases being paid to certain creditors of CEOC. An aggregate of 6,002,907 shares of Series A preferred stock were purchased by the backstop purchasers on the Emergence Date (the “Backstop Shares”) at a price of $20.83 per share and an aggregate of 5,997,093 shares of Series A preferred stock were issued to certain creditors of CEOC as a portion of the recovery on account of their claims.
The Mandatory Conversions
On November 6, 2017, all of the Series A preferred stock automatically converted into 51,433,692 shares of the Company’s common stock (the “Mandatory Preferred Conversion”). No additional consideration was payable in connection with the Mandatory Preferred Conversion.
In addition, on the Emergence Date, CPLV Mezz 3, a special-purpose parent entity of CPLV, issued a junior tranche of CPLV Mezzanine Debt in an amount of $250.0 million to institutional accredited investors, which debt automatically converted into an aggregate of 17,630,700 shares of the Company’s common stock on November 6, 2017 (the “Mandatory Mezzanine Conversion”). No additional consideration was payable in connection with the Mandatory Mezzanine Conversion.
Indebtedness Following Emergence from Bankruptcy

	Final		Book Value at Emergence
	Maturity	Rate	(Dollars in millions)
Senior Secured First Lien Term Loans (“Term Loans”)	2022	Variable	1,638.4
First Priority Senior Secured Notes (“First Lien Notes”)	2022	Variable	311.7
Second Priority Senior Secured Notes (“Second Lien Notes”)	2023	8.00%	766.9
CPLV Debt (1)
CPLV Market Debt	2022	4.36%	1,550.0
CPLV Mezzanine Debt (2)	2022	Various	650.0
Total Debt			$4,917.0
____________________

(1)	Syndicated debt issued to third parties for cash. Proceeds were distributed to certain creditors of CEOC under the Plan.

(2)
Three tranches of mezzanine debt for $650.0 million were issued under the CPLV Mezzanine Loan Agreement. The $250.0 million junior tranche was automatically exchanged for Company stock on November 6, 2017.

Senior Secured Credit Facilities
On the Emergence Date, VICI PropCo and certain of its subsidiaries entered into a first lien credit agreement (the “Credit Agreement”) among VICI PropCo, as borrower, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent, governing the senior secured credit facilities. The senior secured credit facilities provide for senior secured financing consisting of senior secured first lien term loans (“Term Loans”) distributed to certain of CEOC’s creditors pursuant to the terms of the Plan in an aggregate principal amount of $1,638.4 million which mature in 2022. The senior secured credit facilities

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

have capacity to add incremental loans in an aggregate amount of: (a) $60.0 million plus (b) $1,450.0 million plus (c) additional amounts, subject to the borrower and its restricted subsidiaries not exceeding certain leverage ratios.
VICI PropCo will pay interest quarterly on the Term Loans at a rate per annum, reset quarterly, equal to (i) with respect to any ABR borrowings, the sum of ABR (as defined in the Credit Agreement) and 2.50% and (ii) with respect to Eurocurrency borrowings, the sum of the Adjusted Eurocurrency Rate (as defined in the Credit agreement) and 3.50%. The senior secured credit facilities mature on October 15, 2022.
VICI PropCo’s material, domestic wholly-owned subsidiaries, other than CPLV, certain CPLV-related entities and VICI FC Inc. are guarantors. The senior secured credit facilities are secured by a pledge of substantially all of the existing and future property and assets of VICI PropCo and the restricted subsidiary guarantors, including a pledge of the capital stock of the wholly-owned domestic subsidiaries held by VICI PropCo and the subsidiary guarantors and 65% of any capital stock of first-tier foreign subsidiaries held by VICI PropCo and the subsidiary guarantors, in each case subject to exceptions.
Under the senior secured credit facilities, VICI PropCo is required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt. In addition, the senior secured credit facilities contain customary representations and warranties, events of default and affirmative and negative covenants.
The Term Loans are prepayable at VICI PropCo’s option, in whole or in part, at any time, and from time to time, at prices defined in the credit agreement, provided, however, that no “make-whole” or prepayment premium shall be payable in the event of any voluntary prepayment in cash of all Term Loans prior to the six-month anniversary of the issuance of such loans on the Emergence Date.
First Lien Notes
On the Emergence Date, VICI PropCo and its wholly-owned subsidiary, VICI FC Inc. (together, the “notes co-issuers”) entered into an indenture (the “First Lien Indenture”) with UMB Bank, National Association, as trustee, governing the $311.7 million in aggregate principal amount of First-Priority Senior Secured Floating Rate Notes due 2022 (the “First Lien Notes”) issued pursuant to the Plan. The First Lien Notes mature on October 15, 2022.
The notes co-issuers will pay interest quarterly on the First Lien Notes at a rate per annum, reset quarterly, equal to the sum of LIBOR (as defined in the First Lien Indenture), with a floor of 1.00%, and 3.50%.
The First Lien Notes are senior secured obligations and rank equally and ratably in right of payment with all existing and future senior obligations and senior to all future subordinated indebtedness. The First Lien Notes are guaranteed on a senior secured basis by the subsidiary guarantors that guarantee indebtedness under the senior secured credit facilities and are secured by a first-priority security interest, subject to permitted liens, in the collateral that also secures the senior secured credit facilities. Neither VICI REIT nor certain subsidiaries of VICI PropCo, including CPLV and its subsidiaries, are subject to the covenants of the indenture governing the First Lien Notes or are guarantors of the First Lien Notes.
The First Lien Indenture contains customary events of default and affirmative and negative covenants. Generally, if an event of default occurs, the trustee or the holders of at least 30% in principal amount of the then outstanding First Lien Notes may declare the principal of and accrued but unpaid interest on all of the First Lien Notes to be due and payable immediately.
The First Lien Notes are redeemable at VICI PropCo’s option, in whole or in part, at any time, or from time-to-time at prices defined in the indenture. No premium is payable upon redemption if all of the first lien notes are redeemed on or before April 15, 2018. In addition, prior to the first anniversary of such issuance, up to 35% of the original aggregate principal amount of the First Lien Notes may be redeemed at VICI PropCo’s option with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI REIT, at a price equal to 100% of the principal amount of the First Lien Notes redeemed plus a premium equal to the interest rate per annum on the First Lien Notes in effect on the date on which notice of redemption is given plus accrued and unpaid interest to the redemption date; provided, however, that at least 50% of the original aggregate principal amount of the First Lien Notes must remain outstanding after any such redemption.

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

Second Lien Notes
On the Emergence Date, VICI PropCo and its wholly-owned subsidiary, VICI FC Inc entered into an indenture (the “Second Lien Indenture”) among the notes co-issuers, the subsidiary guarantors party thereto from time to time, and UMB Bank, National Association, as trustee, governing the $766.9 million in aggregate principal amount of 8.00% Second-Priority Senior Secured Notes due 2023 (the “Second Lien Notes”) issued pursuant to the Plan. The Second Lien Notes mature on October 15, 2023.
The notes co-issuers will pay interest semi-annually on the Second Lien Notes at a rate per annum of 8.00%.
The Second Lien Notes are senior secured obligations and rank equally and ratably in right of payment with all existing and future senior obligations and senior to all future subordinated indebtedness. The Second Lien Notes are guaranteed on a senior secured basis by the subsidiary guarantors that guarantee indebtedness under the senior secured credit facilities and the First Lien Notes and secured by a second-priority security interest, subject to permitted liens, in the same collateral that secures the senior secured credit facilities and the First Lien Notes. Neither VICI REIT nor certain subsidiaries of VICI PropCo, including CPLV and its subsidiaries, are subject to the covenants of the indenture governing the Second Lien Notes or will be guarantors of the Second Lien Notes.
The Second Lien Indenture contains customary events of default and affirmative and negative covenants. Generally, if an event of default occurs, the trustee or the holders of at least 30% in principal amount of the then outstanding Second Lien Notes may declare the principal of and accrued but unpaid interest on all of the Second Lien Notes to be due and payable immediately.
The Second Lien Notes are redeemable at VICI PropCo’s option, in whole or in part, at any time, or from time-to-time, at the prices defined in the indenture. In addition, prior to the third anniversary of such issuance, up to 35% of the original aggregate principal amount of the Second Lien Notes may be redeemed at VICI PropCo’s option with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI REIT, at a price equal to 108% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest to the redemption date; provided, however, that at least 50% of the original aggregate principal amount of the Second Lien Notes must remain outstanding after any such redemption.
CPLV Debt
On the Emergence Date, CPLV and its special-purpose parent entities entered into loan documents governing $2,200.0 million of debt borrowed from third parties, including (i) $1,550.0 million of asset level real estate mortgage financing from various third-party financial institutions (the “CPLV CMBS Debt”), and (ii) three tranches of mezzanine debt in the aggregate principal amount of $650.0 million (the “CPLV Mezzanine Debt,” and together, the “CPLV Debt”). The proceeds of the CPLV Debt were distributed to certain of CEOC’s creditors pursuant to the terms of the Plan.
CPLV CMBS Debt
The $1,550.0 million of CPLV CMBS Debt is secured by all of the assets of CPLV, including, but not limited to, CPLV’s (1) fee interest (except as provided in (2)) in and to CPLV, (2) leasehold interest with respect to Octavius Tower, and (3) interest in the CPLV Lease Agreement and all related agreements, including the Master Lease Agreements. The CPLV CMBS Debt is a first priority lien, subject only to permitted encumbrances and an obligation to repay a specified sum with interest. The CPLV CMBS Debt was evidenced by certain promissory notes and secured by a deed of trust that created a mortgage lien on the fee and/or leasehold interest of CPLV.
The CPLV CMBS Debt matures on October 10, 2022. Interest payments are due monthly on the CPLV CMBS Notes at a rate per annum of 4.36%.
The loan documents governing the CPLV CMBS Debt contain covenants limiting CPLV’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.
CPLV Mezzanine Debt
On the Emergence Date, three direct and indirect special-purpose parent entities of CPLV issued $650.0 million of CPLV Mezzanine Debt, which was placed by various third-party financial institutions. The CPLV Mezzanine Debt was issued in three tranches: senior, intermediate and junior, in an aggregate amount of $200.0 million, $200.0 million and $250.0 million, respectively. The

VICI PROPERTIES INC.
NOTES TO BALANCE SHEETS (Continued)
(UNAUDITED)

proceeds from such financing were distributed to certain CEOC creditors pursuant to the terms of the Plan. Each tranche of CPLV Mezzanine Debt was secured by each borrower’s equity interests in its direct wholly-owned subsidiary. The CPLV Mezzanine Debt is an obligation to repay the principal amount with interest, and is evidenced by one or more promissory notes and secured by, among other things, a pledge of equity interests or other similar security instrument that creates a lien on the equity interests held by the respective special purpose entity.
The loan documents governing the CPLV Mezzanine Debt contain covenants limiting each issuer’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.
Each of the three tranches has, or had, in the case of the junior tranche, a contractual maturity date of October 31, 2022. Interest payments are, or were, in the case of the junior tranche, due monthly on each tranche of the CPLV Mezzanine Debt at a rate per annum of 6.75% on the senior tranche, 7.45% on the intermediate tranche, and 8.07% on the junior tranche, respectively.
The junior tranche of $250.0 million was automatically exchanged for 17,630,700 shares of the Company’s common stock on November 6, 2017.

COMBINED STATEMENT OF INVESTMENTS OF REAL ESTATE ASSETS
TO BE CONTRIBUTED TO VICI PROPERTIES INC.
(AMOUNTS IN MILLIONS)
(UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Property, net	$4,831.0	$4,856.6
Total assets	$4,831.0	$4,856.6
See accompanying Notes to Combined Statement of Investments of Real Estate Assets to be Contributed to VICI Properties Inc.

NOTES TO COMBINED STATEMENT OF INVESTMENTS OF REAL ESTATE ASSETS
TO BE CONTRIBUTED TO VICI PROPERTIES INC.
(UNAUDITED)

In these notes, the words “VICI REIT,” “Company,” “we,” “our,” and “us” refer to VICI Properties Inc., unless otherwise stated or the context requires otherwise. “VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company, which through its subsidiaries own the real estate assets transferred by Caesars Entertainment Operating Company, Inc. (“CEOC”) to VICI REIT on the Emergence Date.
In addition, we refer to the Combined Statement of Investments of Real Estate Assets to be Contributed to VICI Properties Inc. as the “Combined Statement of Investments of Real Estate Assets.”
On October 6, 2017 (the “Emergence Date”), CEOC merged with and into CEOC LLC, a Delaware limited liability company (“New CEOC”), with New CEOC surviving the merger. See “Explanatory Note” in this Quarterly Report on Form 10-Q.
Note 1 — Business Formation and Basis of Presentation
Business Formation
On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). As a result of this filing, CEOC operated as a debtor-in-possession under the Bankruptcy Code. CEOC’s plan of reorganization (the “Plan”) was confirmed by the Bankruptcy Court on January 17, 2017.
VICI Properties Inc. was organized as a limited liability company in Delaware on July 5, 2016 and was subsequently converted to a corporation under the laws of the State of Maryland. VICI REIT intends to elect to be treated as a “real estate investment trust” (“REIT”) for Federal income tax purposes. As of September 30, 2017, VICI REIT had not conducted operations and had no assets or liabilities.
On the Emergence Date, CEOC emerged from bankruptcy and completed the restructuring as contemplated by the Plan in which subsidiaries of CEOC contributed certain real estate assets (the “Properties”) and the assets and operations comprising CEOC’s four golf course businesses (“Caesars Entertainment Outdoor”) to VICI REIT (the “Transactions”). VICI REIT is an owner, acquirer and developer of gaming, hospitality and entertainment destinations.
The accompanying Combined Statement of Investments of Real Estate Assets reflects financial information as of September 30, 2017 relating to the owned real estate gaming and related facilities that were transferred from CEOC to VICI REIT on the Emergence Date.
Basis of Presentation
The accompanying Combined Statement of Investments of Real Estate Assets reflects the assets directly attributable to CEOC’s real estate holdings to be owned by VICI REIT, with the exception of Caesars Entertainment Outdoor. The Combined Statement of Investments of Real Estate Assets is combined on the basis of common control and is prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Management believes the assumptions underlying the Combined Statement of Investments of Real Estate Assets are reasonable; however, the Combined Statement of Investments of Real Estate Assets may not necessarily reflect VICI REIT’s financial position in the future or what their financial position would have been had VICI REIT operated as a standalone company during the periods presented.

NOTES TO COMBINED STATEMENT OF INVESTMENTS OF REAL ESTATE ASSETS
TO BE CONTRIBUTED TO VICI PROPERTIES INC. (Continued)
(UNAUDITED)

The Properties

Bally’s Atlantic City	Harrah’s Reno
Bluegrass Downs	Harvey’s Lake Tahoe
Caesars Atlantic City	Horseshoe Bossier City
Caesars Palace Las Vegas	Horseshoe Council Bluffs
Harrah’s Gulf Coast	Horseshoe Hammond
Harrah’s Council Bluffs	Horseshoe Southern Indiana
Harrah’s Joliet(1)	Horseshoe Tunica
Harrah’s Lake Tahoe	Louisiana Downs
Harrah’s Metropolis	Tunica Roadhouse
Harrah’s North Kansas City	Other property(2)
_____________

(1)	Owned by Harrah’s Joliet LandCo LLC, a joint venture of which VICI PropCo is the 80% owner and the managing member.

(2)	Consists primarily of miscellaneous vacant land holdings.
Note 2 — Summary of Significant Accounting Policies
Estimates are required in order to prepare the financial statements in conformity with US GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to: the application of fresh start reporting; determining the useful lives of real estate properties; and evaluating the impairment of long-lived assets. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates.
Concentrations of Credit Risk
Following the Emergence Date, all of the real estate holdings of VICI REIT (other than those of Caesars Entertainment Outdoor) are leased to New CEOC and certain of its subsidiaries, and substantially all of VICI REIT’s revenues (other than those of Caesars Entertainment Outdoor) are derived from the underlying leases. Other than VICI REIT having a single tenant from which it derives substantially all of its revenue, management does not believe there are any other significant concentrations of credit risk
Useful Lives of Real Estate Properties
Additions to land and buildings are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

Land improvements	12 years
Buildings and improvements	5 to 40 years
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When events or changes in circumstances indicate that a potential impairment has occurred or that the

NOTES TO COMBINED STATEMENT OF INVESTMENTS OF REAL ESTATE ASSETS
TO BE CONTRIBUTED TO VICI PROPERTIES INC. (Continued)
(UNAUDITED)

carrying value of a real estate investment may not be recoverable, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the real estate investment is impaired. If the undiscounted cash flows plus net proceeds expected from the disposition of the asset is less than the carrying value of the assets, we recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value. We group our real estate investments together by property, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or related assumptions change in the future, we may be required to record an impairment loss. Changes in these assumptions and estimates could have a material impact on the analysis and the Combined Statement of Investments of Real Estate Assets.
Note 3 — Property

	(In millions)
	September 30, 2017	December 31, 2016
Land and improvements	$2,505.5	$2,492.6
Buildings and improvements	3,646.5	3,571.7
Total property	6,152.0	6,064.3
Less: accumulated depreciation	(1,321.0)	(1,207.7)
Total property, net	$4,831.0	$4,856.6
Note 4 — Subsequent Events
As discussed in Note 1, CEOC emerged from bankruptcy on October 6, 2017 and in connection with the restructuring, contributed to VICI REIT land and buildings with a book value of approximately $4.8 billion, net of accumulated depreciation.
Management estimates that the properties transferred have a fair value range between $8.2 billion and $8.4 billion
The Company completed its subsequent events review through November 13, 2017, the date on which the Financial Statements were available to be issued, and noted no further items requiring disclosure.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED CONDENSED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash	$84	$920
Receivables, net	206	77
Inventories	528	371
Prepayments	85	276
Total current assets	903	1,644
Property and equipment, net	88,347	88,831
Total assets	$89,250	$90,475

Liabilities and Equity
Current liabilities
Accounts payable	$194	$305
Accrued expense	769	705
Current portion of long-term debt	—	14
Total current liabilities	963	1,024
Deferred income taxes	5,043	5,043
Liabilities subject to compromise	249	265
Total liabilities	6,255	6,332
Commitments and contingencies (Note 8)
Equity
Net investment	82,943	84,091
Retained earnings	52	52
Total equity	82,995	84,143
Total liabilities and equity	$89,250	$90,475

See accompanying Notes to Combined Condensed Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Golf ($2,892, $2,279, $5,562 and $5,131 attributable to related parties)	$3,682	$3,631	$11,146	$10,901
Food and beverage	233	340	1,338	1,541
Retail and other	187	312	1,343	1,520
Net revenues	4,102	4,283	13,827	13,962
Operating expenses
Direct
Golf	1,461	1,484	5,088	5,294
Food and beverage	235	363	1,119	1,359
Retail and other	185	317	1,041	1,166
Property costs	1,127	883	2,836	2,341
Depreciation	801	776	2,402	2,227
Administrative and other	293	459	1,341	1,569
Total operating expenses	4,102	4,282	13,827	13,956
Income from operations	—	1	—	6
Interest expense	—	(1)	—	(6)
Income before taxes	—	—	—	—
Income taxes	—	—	—	—
Net income	$—	$—	$—	$—

See accompanying Notes to Combined Condensed Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED CONDENSED STATEMENTS OF EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Net Investment	Retained Earnings	Total Equity
Balance as of December 31, 2015	$85,323	$52	$85,375
Net income	—	—	—
Transactions with parent, net	(1,070)	—	(1,070)
Balance as of September 30, 2016	$84,253	$52	$84,305

Balance as of December 31, 2016	$84,091	$52	$84,143
Net income	—	—	—
Transactions with parent, net	(1,148)	—	(1,148)
Balance as of September 30, 2017	$82,943	$52	$82,995

See accompanying Notes to Combined Condensed Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$—	$—
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	2,402	2,227
Provisions for bad debt	11	31
Change in current assets and liabilities:
Receivables	(141)	(26)
Inventories	(157)	(9)
Prepayments	192	(32)
Accounts payable	(127)	114
Accrued expenses	64	81
Cash flows provided by operating activities	2,244	2,386
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(1,918)	(793)
Cash flows used in investing activities	(1,918)	(793)
Cash flows from financing activities
Repayments for capital leases	(14)	(38)
Transactions with parent, net	(1,148)	(1,070)
Cash flows used in financing activities	(1,162)	(1,108)
Net increase in cash and cash equivalents	(836)	485
Cash and cash equivalents, beginning of period	920	351
Cash and cash equivalents, end of period	$84	$836

	Nine Months Ended September 30,
Supplemental Cash Flow Information:	2017	2016
Cash paid for interest	$—	$6
Cash paid for income taxes	—	—

See accompanying Notes to Combined Condensed Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words “Caesars Entertainment Outdoor,” “Business,” “Outdoor Business,” “we,” “our,” and “us” refer to the business and operation of the golf courses listed in Note 1 that are wholly-owned by Caesars Entertainment Operating Company, Inc.
“CEOC” refers to the Caesars Entertainment Operating Company, Inc. “CEC”, “Caesars” and “Caesars Entertainment” refer to Caesars Entertainment Corporation. On October 6, 2017 (the “Emergence Date”), CEOC merged with and into CEOC LLC, a Delaware limited liability company (“New CEOC”) with New CEOC surviving the merger. See “Explanatory Note” in this Quarterly Report on Form 10-Q.
We also refer to (i) our Combined Condensed Financial Statements as our “Financial Statements,” (ii) our Combined Condensed Statements of Operations as our “Statements of Operations,” and (iii) our Combined Condensed Balance Sheets as our “Balance Sheets.”
Note 1 — Business and Basis of Presentation
Organization
Prior to the Emergence Date, the Outdoor Business was a wholly-owned business of CEOC, and included the operations of the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi, and the Chariot Run golf course in Elizabeth, Indiana. Caesars Entertainment Golf, Inc., Rio Development Company, Inc., Grand Casinos of Biloxi, LLC, and Riverboat Casino, LLC, directly owned these golf courses, respectively, and were debtor-in-possession subsidiaries of CEOC.
The golf courses generate revenue through fees charged for general golf course usage (including green fees, golf club rentals, and cart charges), annual or corporate memberships (at Rio Secco, Grand Bear and Chariot Run), a school of golf (at Rio Secco), and food, beverage, and merchandise sales.
Bankruptcy
On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). As a result of this filing, CEOC operated as a debtor-in-possession under the Bankruptcy Code. Because each of the four golf courses were owned by Caesars Debtor entities, the Outdoor Business was also considered a debtor-in-possession prior to the Emergence Date. CEOC’s plan of reorganization (the “Plan”) was confirmed by the Bankruptcy Court on January 17, 2017.
On the Emergence Date, subsidiaries of CEOC transferred the ownership of the Business to VICI REIT. Following emergence, VICI REIT is a separate entity initially owned by certain former creditors of CEOC.
Basis of Presentation
The accompanying Interim Financial Statements have been prepared under the rules and regulations of the Securities and Exchange Commission applicable of interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”). The results for the interim periods reflect all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of statement of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2017 fiscal year.
The Business’ Financial Statements were derived from the financial statements of CEOC, prepared on a “carve-out” basis, to present the financial position and results of operations of the Outdoor Business on a stand-alone basis. The legal entities that own the Grand Bear and the Chariot Run golf courses also include non-golf course operations that are excluded from these carve-out financial statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Financial Statements include allocations of certain revenue amounts and general corporate expenses among affiliated entities. Such allocated revenue and expenses may not reflect the results we would have incurred if we had operated as a stand-alone company nor are they necessarily indicative of our future results.
Management believes the assumptions and methodologies used in the allocation of these revenues and expenses are reasonable.
Each of the golf courses represents a separate operating segment and we aggregate all such operations into one reportable segment.
The Business’ Financial Statements reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. This guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities.
Golf Revenue
Golf revenue from CEOC and Caesars’ affiliates includes reimbursement for below market-rate golf tee times and free play for certain casino guests. Included in golf revenue are market-rate fees received from public customers as well as discounted fees received from CEOC and Caesars-affiliated customers or associates. In addition, certain VIP casino guests play the golf courses for free. In these cases, the golf course receives amounts paid by CEOC and Caesars’ affiliates at an agreed upon rate for the free play provided to their VIP guests. The reimbursement for free play was approximately $150,000 and $91,000 for the three months ended September 30, 2017 and 2016, respectively, and $603,000 and $458,000 for the nine months ended September 30, 2017 and 2016, respectively.
There are additional variable golf fees provided by CEOC and Caesars’ affiliates based on revenue shortfalls necessary to cover the cost of operating the courses at a high level appropriate for casino guests. The variable fee is dependent upon the number of rounds played, the types of rounds played (market-rate or discounted rate), and costs incurred to allow the golf course to continue to offer golf as an amenity to gaming customers of CEOC and Caesars’ affiliates. Variable golf fees included in golf revenue were approximately $2,695,000 and $2,076,000 for the three months ended September 30, 2017 and 2016, respectively, and $4,570,000 and $4,068,000 for the nine months ended September 30, 2017 and 2016, respectively.
Subsequent Events
On the Emergence Date, subsidiaries of VICI Golf LLC, a subsidiary of the VICI REIT, entered into a golf course use agreement (the “Golf Course Use Agreement”) with New CEOC and Caesars Enterprise Services, LLC (“CES”) (collectively, the “users”), whereby the users were granted certain priority rights and privileges with respect to access and use of certain golf course properties. Payments under the Golf Course Use Agreement are comprised of a $10.0 million annual membership fee, use fees and minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement.
The Business completed its subsequent events review through November 13, 2017, the date on which the Financial Statements were available to be issued, and noted no further items requiring disclosure.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Business Combinations - January 2017: Updated amendments intend to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is allowed as follows: (1) Transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Financial Instruments-Credit Losses - June 2016 (amended January 2017): Amended guidance that replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.
Leases - February 2016 (amended January 2017): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full impact the new guidance will have on our financial statements.
Revenue Recognition - May 2014 (amended January 2017): This new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We anticipate adopting this standard effective January 1, 2018. We have performed a preliminary assessment and anticipate this standard will not have a material effect on our financial statements.
Income Taxes - October 2016: Amended guidance that addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Amendments are effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years. Early adoption is permitted. We are assessing the effect the adoption of this standard will have on our financial statements.
Statement of Cash Flows - August 2016: Amended guidance addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied retrospectively to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 — Property and Equipment

	(In thousands)
	September 30, 2017	December 31, 2016
Land and non-depreciable land improvements	$35,525	$35,525
Depreciable land improvements	40,183	40,174
Buildings and improvements	35,153	35,133
Furniture and equipment (including capital leases)	4,833	5,445
Construction in progress	1,826	—
Total property and equipment	117,520	116,277
Less: accumulated depreciation	(29,173)	(27,446)
Total property and equipment, net	$88,347	$88,831

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Depreciation expense (including capital lease amortization)	$801	$776	$2,402	$2,227
Note 4 — Accrued Expenses

	(In thousands)
	September 30, 2017	December 31, 2016
Accrued utilities	$197	$87
Payroll and other compensation	158	228
Accrued real estate taxes and other taxes	158	130
Advance deposits	117	112
Accrued legal and professional fees	80	23
Deferred revenue	51	125
Other accruals	8	—
Total accrued expenses	$769	$705
Note 5 — Liabilities Subject to Compromise
On March 25, 2015, the Bankruptcy Court entered an order establishing May 26, 2015 as the bar date for potential general creditors to file proofs of claims and established the required procedures with respect to filing such claims. A bar date is the deadline by which creditors must file a proof of claim against the Caesars Debtors for the claim to be allowed. In addition, a bar date of July 14, 2015 was established as a deadline for claims from governmental units.
As of September 30, 2017, the Business had received 55 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. These proofs of claims include 9 claims that were carved out of the legal entities that own the Business and that have additional claims, which do not correspond to the Business. In addition, the Business has been assigned by the court an additional 13 claims. In the aggregate, total asserted liquidated proofs of claim for approximately $122.2 million had been filed against or assigned to the Business. Based on reasonable current estimates, the Business expects to ask the Bankruptcy Court to disallow 19 claims representing approximately $116.3 million of such claims. These claims are classified by the Business as amended and replaced, duplicate, redundant or non-Caesars Debtor claims.
As of September 30, 2017 and December 31, 2016, liabilities subject to compromise was approximately $249,000 and $265,000, respectively, and consisted of accounts payable-related liabilities.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On October 6, 2017, the Business settled claims included in liabilities subject to compromise for $125,000 recognizing a reorganization gain of $124,000. In addition, approximately $5.1 million of claims are still disputed and unresolved and have been transferred to New CEOC for final resolution.
Note 6 — Income Taxes
Since Caesars Entertainment Outdoors does not have a formal tax sharing agreement in place with Caesars Entertainment for Federal income tax purposes, Caesars Entertainment pays all of Caesars Entertainment Outdoors’ Federal income taxes.
As there was no pre-tax book income/loss recorded for the three and nine months ended September 30, 2017 and 2016, no income tax benefit/expense was recorded for those respective periods.
Note 7 — Related Party Transactions
We had transactions with CEOC resulting in net distributions of approximately $1,148,000 and $1,070,000 for the nine months ended September 30, 2017 and 2016, respectively. The net distributions are the result of cash generated by the operations of the Business and proceeds from the sale of assets, partially offset by amounts contributed by CEOC to fund capital improvements and capital lease obligations. These transactions are included as transactions with parent, net in our Combined Statements of Equity.
Related Party Fees and Expenses
The following amounts are recorded with respect to the related-party transactions described in this section:

		(In thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Transaction type	Recorded as:	2017	2016	2017	2016
Insurance expense	Administrative and other	$12	$8	$37	$30
Allocation of indirect expenses from CEOC and Caesars’ affiliates (1)	Administrative and other	36	58	210	235
Golf revenue from CEOC and Caesars’ affiliates (2)	Golf revenue	2,844	2,168	5,173	4,527
Pass-through revenue with CEOC and Caesars’ affiliates (3)	Golf revenue	48	111	389	604
	Food and beverage revenue	12	14	107	56
	Retail and other revenue	26	36	114	119
______________

(1)
The Statements of Operations include allocated overhead costs for certain functions historically performed by CEOC and Caesars’ affiliates, including allocations of direct and indirect operating and maintenance costs and expenses for procurement, logistics and general and administrative costs and expenses related to executive oversight, marketing, information technology, accounting, treasury, tax, and legal. These costs were allocated on the basis of either revenue or payroll expense.

(2)	See Business and Basis of Presentation - Golf Revenue

(3)
Primarily includes transactions where CEOC and Caesars affiliates’ customers charge their golf, food and beverage and retail purchases directly to their hotel bill. Amounts collected from the customer by the hotel are remitted to the golf course.

Savings and Retirement Plans
CEOC maintains a defined contribution savings and retirement plan that allows certain employees of the Business to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, subject to IRS rules and regulations, and are eligible to receive a company match of up to $600. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense, included in direct operating expenses and administrative and other expense, was approximately $1,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, and $27,000 and $34,000 for the nine months ended September 30, 2017 and 2016, respectively.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
The Business and its operations may be subject to litigation involving employment matters, personal injuries, and other matters that arise in the normal course of business. We do not expect the outcome of such ordinary and routine litigation to have a material effect on our combined financial position, results of operations, or cash flows.
Contingent Liabilities
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and certain of its affiliates from the plan. The NRF has advised CEC and Caesars Entertainment Resort Properties, LLC (“CERP”) that this expulsion triggered a withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million. The NRF filed a similar claim against each Caesars Debtor in CEOC’s bankruptcy. Although the Business’ employees did not participate in this plan, because the entities that own the Business are a member of the Caesars Group (as defined below), such entities are jointly and severally liable with CEC and CEOC for any liability under the NRF’s claims.
On March 13, 2017, CEOC, CEC, CERP, the Caesars employers that contribute to the NRF, and the NRF and certain of its related parties entered into a settlement agreement resolving all issues related to the disputes with the NRF. Under the terms of the settlement, CEC, or a person on CEC’s behalf, was required to pay a total of $45 million to the NRF on the Emergence Date.
Under the Caesars Debtors’ Plan, the NRF is barred from asserting any claims against the Company and its subsidiaries to the extent such claims arose prior to the Emergence Date.
Operating Lease Commitments
The Business is liable under operating leases for land at the Cascata golf course, equipment and other miscellaneous assets, which expire at various dates through 2039. Total rental expense under these agreements included in direct golf operating expenses and property costs in our Statements of Operations were approximately $219,000 and $222,000 for the three months ended September 30, 2017 and 2016, respectively, and $645,000 and $766,000 for the nine months ended September 30, 2017 and 2016, respectively.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2017 are as follows:

Operating Leases (In thousands)
Remaining 2017	$211
2018	873
2019	891
2020	908
2021	926
2022 and thereafter	20,234
Total minimum rental commitments	$24,043
Other Commitments
The Business utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Total expenses under these agreements included in direct golf operating expenses in the Statements of Operations were approximately $600,000 and $589,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,149,000 and $2,110,000 for the nine months ended September 30, 2017 and 2016, respectively.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The future commitments relating to these agreements at September 30, 2017 are as follows:

Maintenance Agreement (In thousands)
Remaining 2017	$775
2018	2,969
2019	225
Total maintenance agreement commitments	$3,969
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item, the words“Caesars Entertainment Outdoor,” “Business,” “Outdoor Business,” “we,” “our,” and “us” refer to the business and operations of the golf courses that are wholly-owned by Caesars Entertainment Operating Company, Inc. Note references are to the notes to Caesars Entertainment Outdoors’ combined condensed financial statements included in Item 1, “Unaudited Financial Statements.”
VICI Properties Inc., a Maryland corporation, (“VICI REIT”) was created to hold certain real estate assets owned by Caesars Entertainment Operating Company, Inc. (“CEOC”), upon CEOC’s and its debtor affiliates (the “Caesars Debtors”) emergence from bankruptcy. On October 6, 2017 (the “Emergence Date”), CEOC merged with and into CEOC LLC, a Delaware limited liability company (“New CEOC”), with New CEOC surviving the merger. “VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company, which through its subsidiaries own the real estate assets transferred by CEOC to VICI REIT on the Emergence Date and “CPLV” refers to the Caesars Palace Las Vegas facility located in the Las Vegas Strip, which was owned by CEOC prior to the Emergence Date and whose related real estate assets were transferred by CEOC to VICI REIT on the Emergence Date.
As of September 30, 2017, VICI REIT had not conducted operations or had assets or liabilities.
The following discussion and analysis of the financial position and operating results of Caesars Entertainment Outdoor for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the unaudited combined condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q.
The statements in this discussion regarding our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
VICI REIT is a newly-formed Maryland corporation. On the Emergence Date, in connection with CEOC’s Plan of Reorganization, subsidiaries of CEOC transferred certain real estate assets and four golf course businesses (“Caesars Entertainment Outdoor”) to VICI REIT in exchange for 100% of VICI REIT’s common stock, series A convertible preferred stock (“Series A Preferred Stock”) and other consideration, including debt issued by other subsidiaries of VICI REIT and the proceeds of mortgage backed debt issued by other subsidiaries of VICI REIT, for distribution to CEOC’s creditors.
VICI REIT contributed the real property assets to VICI PropCo and the Caesars Entertainment Outdoor operations to VICI Golf LLC, its wholly-owned subsidiary. VICI REIT intends to elect on its U.S. Federal income tax return for our taxable year ending December 31, 2017 to be treated as a real estate investment trust (“REIT”) and VICI Golf LLC to be treated as a taxable REIT subsidiary (“TRS”).
Following the Emergence Date, VICI REIT is a stand-alone entity initially owned by certain former creditors of CEOC. VICI REIT is primarily engaged in the business of owning, acquiring and developing gaming, hospitality and entertainment destinations. Subsidiaries of VICI REIT lease the Properties to New CEOC and certain of its subsidiaries under lease agreements (the “Master Leases”).

We expect to grow our portfolio by pursuing several opportunities. We entered into call right agreements with CEC with respect to three properties owned by Caesars Entertainment Resort Properties, LLC and Caesars Growth Partners, LLC, subsidiaries of CEC (the “Call Right Agreements”). In addition, we have entered into a right of first refusal agreement pursuant to which we have the right to own any domestic gaming facility located outside of the Gaming Enterprise District of Clark County, Nevada, or Greater Las Vegas, proposed to be owned or developed by CEC and/or CEOC or its subsidiaries, subject to certain exclusions (which agreement also provides that CEC has the right to lease and manage such facilities proposed to be acquired or developed by us, subject to certain exclusions). We believe we have additional opportunities for future expansion and development in the gaming, hospitality and entertainment industries, in particular because our portfolio includes approximately 55 acres of undeveloped land adjacent to the Las Vegas Strip. This land benefits from its prime location and the limited availability of desirable land in proximity to the Strip. In addition to the properties we may acquire from CEC and its subsidiaries from time to time, we may also actively seek to identify additional gaming, hospitality and entertainment-related properties for potential acquisition from entities unaffiliated with CEC, as well as other attractive triple-net lease opportunities. We may choose to selectively grow our portfolio through the acquisition of assets that contribute to our tenant and geographic diversification that can be leased subject to long-term leases with tenants with established operating histories, and that can provide stable cash flows, consistent with our properties.
Following the Emergence Date, substantially all of our revenues are derived from rental revenue from the leases of our properties to New CEOC and certain of its subsidiaries pursuant to three Master Leases, which are “triple-net” leases with an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by New CEOC) on the same terms and conditions.
In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Discussion of the Historical Results of Operations of Caesars Entertainment Outdoor
The following discussion relates to the historical operations of Caesars Entertainment Outdoor, which, following the Emergence Date is owned by VICI Golf LLC, our taxable REIT subsidiary. The golf courses include the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi and the Chariot Run golf course in Laconia, Indiana. The golf courses generate revenue through fees charged for general golf course usage (including green fees, golf club rentals, and cart charges), annual or corporate memberships (at Rio Secco, Grand Bear and Chariot Run), a school of golf (at Rio Secco), and food, beverage, and merchandise sales.
For financial reporting periods occurring after the Emergence Date, the assets and liabilities of Caesars Entertainment Outdoor will be reflected on our consolidated balance sheet at fair value, together with other real estate assets and liabilities acquired by us. Following the Emergence Date, such assets and liabilities will not be comparable to the assets and liabilities of Caesars Entertainment Outdoor as reported for periods prior to the Emergence Date due to the application of fresh-start reporting and will be recorded at fair value.
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net revenues for Caesars Entertainment Outdoor were $4.1 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively. Revenues for the three months ended September 30, 2017 were comprised of golf revenues of $3.7 million, food and beverage revenues of $0.2 million and retail and other revenues of $0.2 million. Revenues for the three months ended September 30, 2016 were comprised of golf revenues of $3.6 million, food and beverage revenues of $0.4 million and retail and other revenues of $0.3 million. The decrease in revenue for the three months ended September 30, 2017 was primarily due to the closure of the Rio Secco golf course during the quarter due to planned renovations.
Operating expenses for Caesars Entertainment Outdoor were $4.1 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses was due primarily to the closure of the Rio Secco golf course due to planned renovations during the three months ended September 30, 2017.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net revenues for Caesars Entertainment Outdoor were $13.8 million and $14.0 million in 2017 and 2016, respectively. Revenues for 2017 were comprised of golf revenues of $11.2 million, food and beverage revenues of $1.3 million and retail and other revenues of $1.3 million. Revenues for 2016 were comprised of golf revenues of $10.9 million, food and beverage revenues of $1.6 million and retail and other revenues of $1.5 million. The decrease in revenue for the nine months ended September 30, 2017 was primarily due to the planned closure of Rio Secco for renovations to the golf course beginning late May 2017 and continuing through early October 2017.
Operating expenses for Caesars Entertainment Outdoor decreased $0.2 million to $13.8 million for the nine months ended September 30, 2017 as compared to 2016, primarily due to the closure of the Rio Secco golf course due to planned renovations during the summer of 2017.
Recent Accounting Pronouncements
See Note 2 to Caesars Entertainment Outdoor’s financial statements included in this Quarterly Report on Form 10-Q for discussion of the adoption and potential effects of recently issued accounting standards.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to take decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. These would further lead us to estimate the effect of matters that may inherently be uncertain.
Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, the application of fresh start reporting, determining the useful lives of real estate properties, and evaluating the impairment of long-lived assets, and allocation of costs and deferred income taxes. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition.
Revenue Recognition - Leases
As a REIT, the majority of our revenues is derived from rent received from our tenants under long-term triple-net leases. The accounting guidance under ASC 840—Leases (“ASC 840”) is complex and requires the use of judgment and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification upon lease inception, to determine if we account for the lease as a capital or operating lease.
Under ASC 840, for leases of both building and land, if the fair value of the land is 25% or more of the total fair value of the leased property at lease inception we consider the land and building separately for lease classification. In these cases, if the building element of the lease meets the criteria to be classified as a capital lease, then we account for the building as a capital lease and the land separately as an operating lease. If the building element does not meet the criteria to be classified as a capital lease, then we account for the building and land as a single operating lease.
To determine if the building portion of a lease triggers capital lease treatment we will conduct the four lease tests under ASC 840 as outlined below. If a lease meets any of the criteria below, it is accounted for as a capital lease.

1.
Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term.

2.
Bargain purchase option. The lease contains a provision allowing the lessee, at its option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option becomes exercisable.

3.
Lease term. The lease term is equal to 75% or more of the estimated economic life of the leased property. However, if the beginning of the lease falls within the last 25% of the total estimated economic life of the leased property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease. This test is conducted on a property by property basis.

4.
Minimum lease payments. The present value of the minimum lease payments at the beginning of the lease term, excluding the portion of payments representing executory costs such as insurance, maintenance and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90% of the fair value of the leased property to the lessor at lease inception less any related investment tax credit retained by the lessor. If the beginning of the lease term falls within the last 25% of the total estimated economic life of the lease property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease.
The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, the incremental borrowing rate of the lessee and the interest rate implicit in the lease. A change in estimate or judgment can result in a materially different financial statement presentation.
The revenue recognition model is different under capital leases and operating leases.
Under the operating lease model, as the lessor, at lease inception the land is recorded as Real Estate Investments Accounted for Using the Operating Method in our Combined Condensed Balance Sheet and we record rental income from operating leases on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying our incremental borrowing rate to the value of the land. We record this lease income as Rental Income from Operating Leases in our Combined Condensed Statement of Operations.
Under the direct financing lease model, as lessor, at lease inception we record the lease receivable as Real Estate Investments Accounted for Using the Direct Financing Method in our Combined Condensed Balance Sheet. Under the direct financing lease method, we recognize fixed amounts due on an effective interest basis at a constant rate of return over the lease term. As a result, the cash payments accounted for under direct financing leases will not equal the earned income from direct financing leases as a portion of the cash rent we receive is recorded as Earned Income from Direct Financing Leases in our Combined Condensed Statement of Operations and a portion is recorded as a reduction to the Real Estate Investments Accounted for using the Direct Financing Method.
 Real Estate Investments
For real estate investments accounted for using the operating method, we continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When events or changes in circumstances indicate that a potential impairment has occurred or that the carrying value of a real estate investment may not be recoverable, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the real estate investment is impaired. If the undiscounted cash flows plus net proceeds expected from the disposition of the asset is less than the carrying value of the assets, we recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value. We group our real estate investments together by property, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we must make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.
For real estate investments accounted for using the direct financing method, our net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee’s credit worthiness.
Income Taxes-REIT Qualification
We intend to elect to be taxed and qualify as a REIT for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2017, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT beyond that taxable year end. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to Federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. Federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability created if we fail to qualify as a REIT could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Liquidity and Capital Resources
Historically, our primary sources of liquidity and capital resources for Caesars Entertainment Outdoor have been cash flow from operations.
Net cash provided by operating activities totaled $2.2 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2017, compared to the corresponding period in the prior year was comprised primarily of lower cash receipts from customers due to the closure of Rio Secco due to renovations. This was partially offset by lower cash paid for operating expenses for the nine months ended September 30, 2017, compared to the corresponding period in the prior year.
Net cash used in investing activities totaled $1.9 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively, which was solely for expenditures for property and equipment, net of construction payables. Cash used in investing activities during 2017 was due primarily to the $1.8 million invested in the renovation of the Rio Secco course from late May to the end of September.
Net cash used in financing activities totaled $1.2 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in financing activities of $0.1 million for the nine months ended September 30, 2017 compared to the corresponding period in the prior year was due to an increase of funding transactions with parent.
Subsequent to Emergence, VICI will have the ability to borrow funds, as well as the ability to raise additional funds in the credit markets in order to finance potential acquisitions.
Capital Expenditures
Historically, our capital expenditures for Caesars Entertainment Outdoor have been primarily on golf course improvements and for the purchase of various golf-related equipment, including golf carts. During the Three Months Ended September 30, 2017, the Business invested approximately $1.8 million for the renovation of the Rio Secco golf course.
Debt
On the Emergence Date, VICI PropCo issued to certain of CEOC’s creditors $1,638.4 million of term loans under the new senior secured credit facility which matures in 2022, $311.7 million of first lien notes which mature in 2022, and $766.9 million of second lien notes which mature in 2023. CPLV syndicated $1,550.0 million of market debt to third parties for cash, and its special-purpose parent entities issued three tranches of mezzanine debt in the aggregate principal amount of $650.0 million, all of which mature in 2022. The proceeds from the CPLV mezzanine debt and the CPLV market debt were distributed to certain creditors of CEOC under the Plan.
The junior tranche of CPLV mezzanine debt was automatically exchanged for 17,630,700 shares of common stock on November 6, 2017.
The senior secured credit facilities governing the term loans have capacity to add incremental loans in an aggregate amount of: (a)  $60.0 million plus (b) $1,450.0 million plus (c) additional amounts, subject to the borrower and its restricted subsidiaries not exceeding certain leverage ratios.
See Note 6 to the balance sheets of VICI Properties Inc. included in this Quarterly Report on Form 10-Q for further details regarding the Company’s debt.
Contractual Obligations and Commitments
In addition to the indebtedness and capital expenditures described above, CEOC assigned various leases on property transferred in connection with the Restructuring. For further details, see Note 8 to the Combined Condensed Financial Statements of Caesars Entertainment Outdoor included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current plans, expectations and projections about future events. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:

•
our dependence on New CEOC and certain of its subsidiaries as lessees of our properties and CEC as guarantor and the consequences any material adverse effect on their respective businesses could have on our business;

•	our dependence on the gaming industry;

•
our ability to pursue our growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to maintain our status as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity level U.S. Federal income taxes;

•	the impact of extensive regulation from gaming and other regulatory authorities;

•	the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties;

•	the possibility that New CEOC may choose not to renew the Master Leases following the initial or subsequent terms of the leases;

•	restrictions on our ability to sell our properties included in the Master Leases;

•	our substantial amount of indebtedness;

•	our historical financial information may not be reliable indicators of future results;

•	our inability to achieve the benefits that the Caesars Debtors expected to achieve from the separation of the Caesars Debtors into New CEOC and our company;

•	limits on our operational flexibility imposed by our debt agreements;

•	the possibility of foreclosure of our properties if we are unable to meet required debt service payments;

•	the impact of a rise in interest rates on our business;

•	our inability to successfully pursue investments in, and acquisitions or development of, additional properties;

•	the impact of natural disasters on our properties;

•	the loss of the services of key personnel;

•	the inability to attract, retain and motivate employees;

•	the costs and liabilities associated with environmental compliance;

•	failure to establish and maintain an effective system of integrated internal controls;

•	the costs of operating as a public company;

•	the shares of our common stock are not listed on a securities exchange and there is no guarantee as to when they will be listed;

•	our inability to operate as a stand-alone company;

•	our inability to maintain our status as a REIT;

•	our reliance on distributions received from our Operating Partnership to make distributions to our stockholders due to our being a holding company;

•	our management team’s limited experience operating as part of a REIT structure;

•	competition for acquisition opportunities from other REITs and gaming companies that may have greater access to and a lower cost of capital than us; and

•
additional factors discussed herein under “Risk Factors” and listed from time to time in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Our primary market risk exposure is interest rate risk with respect to our indebtedness. After giving effect to the indebtedness following the Emergence and the Mandatory Preferred Conversions, we have an aggregate of $4,667.0 million of outstanding indebtedness. An aggregate of $1,950.1 million of our indebtedness has variable interest rates. A one percent increase or decrease in the annual interest rate on our variable rate borrowings of $1,950.1 million would increase or decrease our annual cash interest expense by approximately $19.5 million.
We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors-Risks Related to our Status as a REIT-Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is party to ordinary and routine litigation incidental to our business. The information required by this Item is disclosed in Part I, Item 1:

•	Note 5 to VICI Properties Inc.’s Balance Sheets

•	Note 8 to Caesars Entertainment Outdoor’s Combined Condensed Financial Statements

Item 1A.	Risk Factors
You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Quarterly Report on Form 10-Q, we deem immaterial may also harm our business. Some statements included in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business Following the Restructuring
We are dependent on New CEOC and CEC for the foreseeable future, and an event that has a material adverse effect on New CEOC’s and CEC’s businesses, financial positions, or results of operations could have a material adverse effect on our business, financial position, or results of operations.
New CEOC and certain of its subsidiaries are the lessees of our properties pursuant to the Master Leases and CEC guarantees their payment obligation under the Master Leases. The Master Leases account for a significant majority of our revenues. Additionally, because the Master Leases are triple-net leases, we depend on New CEOC to pay all insurance, taxes, utilities, and maintenance and repair expenses in connection with these leased properties and to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities arising in connection with our businesses. Although CEC guarantees New CEOC’s monetary obligations under the Lease Agreements, there can be no assurance that New CEOC and/or CEC have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations on account of the Master Leases. New CEOC and CEC rely on the properties they or their subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Leases and CEC’s guarantees. If income from these properties were to decline for any reason, if New CEOC or CEC’s or their subsidiaries’ debt service requirements were to increase (whether due to an increase in interest rates or otherwise), or if CEC’s subsidiaries were prevented from making distributions to CEC (whether due to restrictions in their lending arrangements or otherwise), New CEOC may become unable or unwilling to satisfy its payment obligations under the Master Leases and CEC may become unable or unwilling to make payments under its guarantee of the Master Leases.
The inability or unwillingness of New CEOC and/or CEC to meet their rent obligations and other obligations under the Master Leases and the related guarantee could materially adversely affect our business, financial position, or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. For these reasons, if New CEOC and/or CEC were to experience a material adverse effect on their gaming businesses, financial positions, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.
In addition, due to our dependence on rental payments from New CEOC as a primary source of revenues, we may be limited in our ability to enforce our rights under the Master Leases or to terminate the lease with respect to a particular property. Failure by New CEOC to comply with the terms of the Master Leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by New CEOC. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we, New CEOC, CEC, as our tenants’ parent, and our other tenants, have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Master Leases will be based, over time, on the performance of the gaming facilities operated by New CEOC on our properties.
The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, on-line lotteries and other on-line wagering and gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our business results may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.
A substantial portion of our cash is used to satisfy our debt service obligations and our distribution obligations to maintain our status as a REIT and avoid current entity level U.S. Federal income taxes, limiting our ability to pursue our growth strategy.
At the Emergence Date, we had an aggregate of $4,917.0 million of outstanding indebtedness under our Term Loans, our First Lien Notes, Second Lien Notes, the CPLV Market Debt and the CPLV Mezzanine Debt. On November 6, 2017, $250.0 million of the CPLV Mezzanine Debt was automatically exchanged for Company Stock. Pursuant to the terms of the agreements governing the outstanding indebtedness and after giving effect to the Mandatory Conversions, we will be required to make annual debt service payments of approximately $248.3 million during our first year of operation.
In addition, the Internal Revenue Code (“Code”) generally requires that a REIT distribute annually at least 90% of its REIT taxable income to maintain its status as a REIT and 100% of its REIT taxable income to avoid incurring entity level tax, determined without regard to the deduction for dividends paid and excluding net capital gains. VICI REIT’s TRS is also subject to income tax at regular corporate rates on any of its taxable income. In order to maintain our status as a REIT and avoid current entity level U.S. Federal income taxes, a substantial portion of our cash flow after operating expenses and debt service will be required to be distributed.
Because of the limitations on the amount of cash available to us after satisfying our debt service obligations and our distribution obligations to maintain our status as a REIT and avoid current entity level U.S. Federal income taxes, our ability to pursue our growth strategies will be limited.
We face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These gaming and racing regulations impact our gaming and racing tenants and persons associated with our gaming and racing facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities in the jurisdictions in which we hold properties may require us and/or our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our stockholders, officers and directors may be required to be found suitable as well.
In many jurisdictions, gaming laws can require certain of our shareholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:
• pay that person any distribution or interest upon any of our voting securities;
• allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
• pay remuneration in any form to that person for services rendered or otherwise; or

•
fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5% of a publicly-traded company, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification, licensure or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest.
Further, our directors, officers, key employees and investors in our shares must meet approval standards of certain gaming regulatory authorities. If such gaming regulatory authorities were to find such a person or investor unsuitable, we may be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in us. Our charter provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding. Gaming regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards.
Additionally, substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities in advance of the transaction. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise may be subject to receipt of prior approval of certain gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries (and certain of our affiliates) must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Failure to satisfy the stringent licensing standards may preclude entities from acquiring control of us or one of our subsidiaries (and certain of our affiliates) and/or require the entities to divest such control.
Required regulatory approvals can delay or prohibit transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
New CEOC (and any other future tenants of our gaming properties) are required to be licensed under applicable law in order to operate any of our gaming properties as gaming facilities. If the Master Leases or any future lease agreements we will enter into are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate the properties as gaming facilities. Any delay in or inability of the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Master Leases or future agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming properties, which would adversely impact our financial condition and results of operation.

New CEOC may choose not to renew the Master Leases.
The Master Leases have an initial lease term of 15 years with the potential to extend the term for four additional five-year terms thereafter, solely at the option of New CEOC. At the expiration of the initial lease term or of any additional renewal term thereafter, New CEOC may choose not to renew the Master Leases. If the Master Leases expire without renewal, and we are not able to find suitable tenants to replace New CEOC, our results of operations and our ability to maintain previous levels of distributions to stockholders may be adversely affected.
The Master Leases may restrict our ability to sell the properties.
Our ability to sell or dispose of our properties may be hindered by the fact that such properties are subject to the Master Leases, as the terms of the Master Leases require that a purchaser enter into a severance lease with New CEOC for the sold property on substantially the same terms as contained in the applicable Master Lease, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale.
We have a substantial amount of indebtedness outstanding, which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.
At the Emergence Date, we had an aggregate of $4,917.0 million of outstanding indebtedness under our Term Loans, our First Lien Notes, Second Lien Notes, the CPLV Market Debt and the CPLV Mezzanine Debt. On November 6, 2017, $250.0 million of the CPLV Mezzanine Debt was automatically exchanged for Company Stock. Pursuant to the terms of the agreements governing the outstanding indebtedness and after giving effect to the Mandatory Conversions, we will be required to make annual debt service payments of approximately $248.3 million during our first year of operation.
Payments of principal and interest under this indebtedness, or any other instruments governing debt we may incur in the future, may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to qualify or maintain qualification as a REIT. Our substantial outstanding indebtedness or future indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities, including exercising our rights of first refusal and call rights described herein, or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate payment of outstanding loans;

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk; and

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans.
If any one of these events were to occur, our financial condition, results of operations, cash flows, market price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, the foreclosure on our properties could create taxable income without accompanying cash proceeds, which could result in entity level taxes to us or could adversely affect our ability to meet the distribution requirements necessary to qualify as a REIT.

Our ability to refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.
The Term Loans, the First Lien Notes, the CPLV Market Debt and the CPLV Mezzanine Debt become due in 2022 and the Second Lien Notes become due in 2023. Our ability to refinance these indebtedness, and any other of our indebtedness, will depend, in part, on our financial performance and condition and economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that we will be able to refinance the Term Loans, the First Lien Notes, the Second Lien Notes, the CPLV Market Debt and the CPLV Mezzanine Debt or any of our other indebtedness as it becomes due, on commercially reasonable terms or at all. If we are not able to refinance our indebtedness as it becomes due, we will be obligated to pay such indebtedness with cash from our operations and we may not have sufficient cash to do so.
Covenants in our debt agreements limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business, financial position or results of operations.
Our debt service requirements expose us to the possibility of foreclosure, which could result in the loss of our investment in our properties.
At the Emergence Date, we had an aggregate of $4,917.0 million of outstanding indebtedness under our Term Loans, our First Lien Notes, Second Lien Notes, the CPLV Market Debt and the CPLV Mezzanine Debt. On November 6, 2017, $250.0 million of the CPLV Mezzanine Debt was automatically exchanged for Company Stock. Pursuant to the terms of the agreements governing the outstanding indebtedness and after giving effect to the Mandatory Conversions, we will be required to make annual debt service payments of approximately $248.3 million during our first year of operation.
Our indebtedness is collateralized by substantially all of our properties. If we are unable to meet the required debt service payments, the lenders of our indebtedness could foreclose on our properties and we could lose our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that the collateralized properties will be disposed of at a loss.
A rise in interest rates may increase our overall interest rate expense and could adversely affect our stock price.
The senior secured credit facilities and the First Lien Notes are subject to variable interest rates. A rise in interest rates may increase our overall interest rate expense and have an adverse impact on distributions to our stockholders. The risk presented by holding variable-rate indebtedness can be managed or mitigated by utilizing interest rate protection products. However, there is no assurance that we will utilize any of these products or that such products will be available to us. In addition, in the event of a rise in interest rates, we may be unable to replace maturing debt with new debt at equal or better interest rates.
Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.

We may not be able to purchase the properties subject to the Call Right Agreements if we are unable to obtain additional financing.
The Call Right Agreements provide for our right for up to five years after the Emergence Date to enter into binding agreements to purchase the real property interests and all improvements associated with Harrah’s Atlantic City, Harrah’s Laughlin, and/or Harrah’s New Orleans from affiliates of New CEOC that currently own such properties. In order to exercise these call rights, we may be required to secure additional financing and our substantial level of indebtedness following the Emergence Date or other factors could limit our ability to do so. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise our call rights and acquire these properties. There can be no assurance that we will be able to exercise our call rights.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We intend to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.
Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or the operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.
Further, even if we were able to acquire additional properties in the future, there is no guarantee that such properties would be able to maintain their historical performance. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing stockholders. We have a substantial amount of indebtedness outstanding, which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our stockholders.
We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, profitability and financial position.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets. These sales or divestitures would affect our costs, revenues, profitability, financial position, liquidity and our ability to comply with debt covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts.

Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather.
Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casinos, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake could damage or destroy our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate could adversely affect the business and results of operations at our properties. Although New CEOC is required to maintain both property and business interruption insurance coverage, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or New CEOC will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters. While the Master Leases require, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by New CEOC, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.
In addition, the Master Leases allow New CEOC to remove a property from the Non-CPLV Lease Agreements and to terminate the CPLV Lease Agreements during the final two years of the initial lease terms if the cost to rebuild or restore a property in connection with a casualty event exceeds 25% of total property fair market value. Similarly, if a condemnation event occurs that renders a facility unsuitable for its primary intended use, New CEOC may remove the property from the Non-CPLV Lease Agreements and may terminate the CPLV Lease Agreements. If a property is removed from the Non-CPLV Lease Agreements or if the CPLV Lease Agreements is terminated, we would lose the rent associated with the related facility, which would have a negative impact on our revenues. In this event, following termination of the lease of a property, even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all.
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements or similar agreements.
Many of the properties that we own are, and properties that we may acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success depends in large part upon the leadership and performance of our executive management team, particularly Ed Pitoniak, our chief executive officer; John Payne, our chief operating officer; and Mary Beth Higgins, our chief financial officer. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our businesses. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. The appointment of certain key members of our executive management team will be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.

If we cannot attract, retain and motivate employees, we may be unable to compete effectively and lose the ability to improve and expand our businesses.
Our success and ability to grow depend, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business. We face intense competition for highly qualified, specialized technical, managerial, and consulting personnel. Recruiting, training, retention and benefit costs place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
We may become involved in legal proceedings that, if adversely adjudicated or settled, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
The nature of our business subjects us to the risk of lawsuits related to matters incidental to our business filed by our tenants, customers, employees, competitors, business partners and others. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage most of our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.
Although under the Master Leases, New CEOC is required to indemnify us for certain environmental liabilities, including environmental liabilities it causes, the amount of such liabilities could exceed the financial ability of New CEOC to fully indemnify us. In addition, the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease our properties or to borrow using our properties as collateral.
We may be required to contribute insurance proceeds with respect to casualty events at our properties to the lenders under our debt financing agreements.
In the event that we were to receive insurance proceeds with respect to a casualty event at any of our properties, we may be required under the terms of our debt financing agreements to contribute all or a portion of those proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the remainder of the proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund these repairs and may be required to obtain additional financing, which could adversely affect our business, financial position or results of operations.
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
As a reporting company, we are required to develop and implement substantial control systems, policies and procedures in order to maintain our REIT qualification and satisfy our periodic SEC reporting requirements. We cannot assure you that we will be able to successfully develop and implement these systems, policies and procedures and to operate our company or that any such development and implementation will be effective.
Failure to do so could jeopardize our status as a REIT or as a reporting company, and the loss of such statuses would materially and adversely affect us. If we fail to develop, implement or maintain proper overall business controls, including as required to support our growth, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our public company reporting obligations and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on us.

Risk Factors Relating to the Restructuring
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a stand-alone company primarily focused on owning a portfolio of gaming properties.
We have no historical operations as an independent company and may not have the infrastructure and personnel necessary to operate as a separate company. As a stand-alone entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with the listing requirements of the exchange where we list our common stock, if any, and with applicable state gaming rules and regulations, as well as compliance with generally applicable tax and accounting rules. Because our business did not operate as a stand-alone company until the Emergence Date, we cannot ensure that we will be able to successfully implement the infrastructure or retain the personnel necessary to operate as a stand-alone company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.
The historical financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.
We are a newly organized company with no operating history. Therefore, our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered when any new business is formed. We cannot assure you that we will be able to successfully operate our business profitably or implement our operating policies and investment strategy. Further, we have not historically operated as a REIT, which may place us at a competitive disadvantage that our competitors may exploit.
The financial statements included herein may not reflect what our business, financial position or results of operations will be in the future now that we are a separate, public company. Significant changes have occurred in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with CEOC that have not existed historically, including the Master Leases.
We may be unable to achieve the benefits that the Caesars Debtors expected to achieve from the separation of the Caesars Debtors into New CEOC and our company.
We believe that as a company independent from New CEOC, we have the ability, subject to the Right of First Refusal Agreement, to pursue transactions with other gaming operators that would not pursue transactions with New CEOC as a current competitor, to fund acquisitions with its equity on significantly more favorable terms than those that would be available to New CEOC, to diversify into different businesses in which New CEOC, as a practical matter, could not diversify, and to pursue certain transactions that New CEOC otherwise would be disadvantaged by or precluded from pursuing due to regulatory constraints. However, we may not be able to achieve some or all of the benefits that the Caesars Debtors expected us to achieve as a company independent from New CEOC in the time the Caesars Debtors expected, if at all.
Some members of our management team may have limited experience operating as part of a REIT structure.
The requirements for qualifying as a REIT are highly technical and complex. We had not operated as a REIT prior to the Emergence Date, and some members of our and our subsidiaries’ management teams may have limited experience in complying with the income, asset, and other limitations imposed by the real estate investment provisions of the Code. Any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income could be reduced and we could incur a loss, which could materially harm our business, financial position, or results of operations.
In addition, there is no assurance that any past experience with the acquisition, development, and disposition of gaming facilities will be sufficient to enable us to successfully manage our portfolio of properties as required by our business plan or the REIT provisions of the Code.
We cannot be certain that the bankruptcy proceedings will not adversely affect our operations going forward.
Our properties were operating in bankruptcy from January 15, 2015 to October 6, 2017 and we cannot assure you that having been subject to bankruptcy will not adversely affect our operations going forward. For example, we may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our results of operations and profitability. Substantially all, if not all, of the material claims against the Caesars Debtors that arose prior to the date of the bankruptcy filing were addressed during the Chapter 11 proceedings. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. Circumstances in which claims and other obligations that arose prior to the bankruptcy filing were not discharged primarily relate to certain actions by governmental units under police power authority, where CEOC agreed to preserve a claimant’s claims, as well as, potentially, instances where a claimant had inadequate notice of the bankruptcy filing. If any such claims remain, the ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability.
Our separation from CEOC could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position, or results of operations.
Disputes with third parties could arise out of our separation from CEOC, and we could experience unfavorable reactions to the separation from employees, ratings agencies, regulators, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, or results of operations. In addition, disputes between us and New CEOC and its subsidiaries could arise in connection with any of the Master Leases, the Management and Lease Support Agreement, the Right of First Refusal Agreement, the Call Right Agreements, or other agreements.
If our separation from CEOC, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. Federal income tax purposes, we and New CEOC could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify New CEOC for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
The IRS issued a private letter ruling with respect to certain issues relevant to the separation from CEOC, substantially to the effect that, among other things, the separation from CEOC and certain related transactions will qualify as a transaction that is generally tax-free for U.S. Federal income tax purposes under certain provisions of the Code. The IRS ruling does not address certain requirements for tax-free treatment of the separation, and we received from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS did not rule, such requirements should be satisfied. The IRS ruling and the tax opinion that we received and relied on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the IRS ruling and the opinion would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
Notwithstanding the IRS ruling and the tax opinion, the IRS could determine the separation should be treated as a taxable transaction for U.S. Federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the IRS ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.
If the reorganization fails to qualify for tax-free treatment, in general, New CEOC would be generally subject to tax as if it had sold our assets to us in a taxable sale for their fair market value, and CEOC’s creditors who received shares of our common stock in the separation would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the Tax Matters Agreement that we entered into with CEC and New CEOC, we generally are required to indemnify CEC and New CEOC against any tax resulting from the separation to the extent that such tax resulted from certain of our representations or undertakings being incorrect or violated. Our indemnification obligations to CEC and New CEOC are not limited by any maximum amount. As a result, if we are required to indemnify CEC and New CEOC or such other persons under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities.
Risks Related to our Status as a REIT
We may not maintain our status as a REIT.
We intend to elect and qualify to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2017, and expect to operate in a manner that will allow us to continue to be classified as such. Once an entity is qualified as a REIT, the Code generally requires that such entity distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it distributes annually less than 100% of its REIT taxable income including capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. As a result, in order to avoid current entity level U.S. Federal income taxes, a substantial portion of our cash flow after operating expenses and debt service will be required to be distributed.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. Federal income tax purposes.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. Federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. As a result, the amount available for distribution to holders of equity securities that would otherwise receive dividends would be reduced for the year or years involved.
The opinion we received regarding our status as a REIT does not guarantee our ability to qualify as a REIT.
On Emergence Date, we received an opinion of Kirkland & Ellis LLP to the effect that we have been organized in conformity with the requirements for qualification as a REIT and our proposed method of operation represented by management has enabled us, and will enable us, to satisfy the requirements for such qualification. Opinions of counsel are not binding on the IRS or any court, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to U.S. Federal income tax laws, any of which could be applied retroactively. The opinion represented only the view of Kirkland & Ellis LLP, based on its review and analysis of the law in effect as of the Emergence Date and on certain representations made by us as to certain factual matters relating to our organization and our actual and intended or expected manner of operation. In addition, this opinion is based on the law existing and in effect on the Emergence Date. Kirkland & Ellis LLP has no obligation to advise us or the holders of our stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Further, both the validity of the opinion and our qualification and taxation as a REIT will depend on our ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels, diversity of share ownership and the various qualification tests imposed under the Code discussed below, the results of which will not be monitored by Kirkland & Ellis LLP. Accordingly, no assurance can be given that we will satisfy such tests on a continuing basis. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.
We may in the future choose to pay dividends in the form of our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may seek in the future to distribute taxable dividends that are payable in cash or our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. Federal income tax purposes. As a result, stockholders receiving dividends in the form of common stock may be required to pay income taxes with respect to such dividends in excess of the cash dividends received, if any. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. In addition, in such case, a U.S. stockholder could have a capital loss with respect to the common stock sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. Federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our stockholders determine to sell our common stock in order to pay taxes owed on dividends, may put downward pressure on the market price of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% (and an additional 3.8% tax on net investment income may also be applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to “qualified dividends”. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT so that U.S. Federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. Federal corporate income tax on any undistributed portion of such taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. Federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid paying entity level or excise tax. We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. In particular, during the first several years of the leases, under the terms of the Master Lease Agreements, rental income will be allocated for tax purposes generally in an amount greater than cash rents. Further, we may generate taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to avoid current entity level U.S. Federal income taxes, we will generally be required to distribute sufficient cash flow after operating expenses and debt service payments to satisfy REIT distribution requirements. While we intend to make distributions to our stockholders to comply with the REIT requirements of the Code, we may not have sufficient liquidity to meet the REIT distribution requirements. If our cash flow is insufficient to satisfy the REIT distribution requirements, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or issue dividends in the form of shares of our common stock to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. Federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we currently hold and expect in the future to hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries or other subsidiary corporations that will be subject to Federal, state, and local corporate-level income taxes as regular C corporations (i.e., corporations generally subject to corporate-level income tax under Subchapter C of Chapter 1 the Code). In addition, we may incur a 100% excise tax on transactions with a taxable REIT subsidiary if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
If our Operating Partnership failed to qualify as a partnership or a disregarded entity for U.S. Federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership will be treated as a partnership or a disregarded entity for U.S. Federal income tax purposes. As a partnership or a disregarded entity, our Operating Partnership is not subject to Federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. As of the Emergence Date, our Operating Partnership was treated as a disregarded entity for U.S. Federal income tax purposes and all of its income will be allocated to us. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for Federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. Federal income tax purposes, it is likely that we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership or a disregarded entity could cause it to become subject to Federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
We may be subject to built-in gains tax on the disposition of certain of our properties.
If we acquire certain properties in tax-deferred transactions, which properties were held by one or more C corporations before they were held by us, we may be subject to a built-in gain tax on future disposition of such properties. This is the case with respect to all or substantially all of the properties acquired from CEOC pursuant to the Restructuring. If we dispose of any such properties during the five-year period following acquisition of the properties from the respective C corporation (i.e., during the five-year period following ownership of such properties by a REIT), we will be subject to U.S. Federal income tax (and applicable state and local taxes) at the highest corporate tax rates on any gain recognized from the disposition of such properties to the extent of the excess of the fair market value of the properties on the date that they were contributed to or acquired by us in a tax-deferred transaction over the adjusted tax basis of such properties on such date, which are referred to as built-in gains. Similarly, if we recognize certain other income considered to be built-in income during the five-year period following the property acquisitions described above, we could be subject to U.S. Federal tax under the built-in gains tax rules. We would be subject to this corporate-level tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the REIT distribution requirements. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in gain recognition period in order to avoid this built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to maintain our status as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because the taxable REIT subsidiary may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the taxable REIT subsidiary will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the taxable REIT subsidiary.
We may pay a purging distribution, if any, in common stock and cash.
In order to qualify as a REIT, we must distribute any “earnings and profits,” as defined in the Code, that are allocated from CEOC to us in connection with the spin-off transaction by the end of the first taxable year in which we elect REIT status (the “purging distribution”). Based on analysis of CEOC’s earnings and profits, we currently do not believe that any earnings and profits were allocated to us in connection with the spin-off and therefore do not currently expect to be required to make a purging distribution. If notwithstanding this expectation we are required to make a purging distribution, we may pay a purging distribution to our shareholders in a combination of cash and shares of our common stock. Each of our shareholders will be permitted to elect to receive the shareholder’s entire entitlement under the purging distribution in either cash or shares of our common stock, subject to a cash limitation. If our shareholders elect to receive an amount of cash in excess of the cash limitation, each such electing shareholder will receive a pro rata amount of cash corresponding to the shareholder’s respective entitlement under the purging distribution declaration. The IRS issued a private letter ruling with respect to certain issues relevant to the separation from CEOC providing generally that, subject to the terms and conditions contained therein, the amount of any shares of our common stock received by any of our shareholders as part of a purging distribution, if any, will be considered to equal the amount of cash that could have been received instead. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling. In a purging distribution, if any, a shareholder of our common stock will be required to report dividend income equal to the amount of cash and common stock received as a result of the purging distribution even though we may distribute no cash or only nominal amounts of cash to such shareholder.
Risks Related to Our Organizational Structure
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
The Maryland General Corporation Law (“MGCL”) provides that a director has no liability in any action based on an act of the director if he or she has acted in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to our company and our stockholders for money damages, except for liability resulting from:

▪	actual receipt of an improper benefit or profit in money, property or services; or

▪
a final judgment based upon a finding that his or her action or failure to act was the result of active and deliberate dishonesty by the director or officer and was material to the cause of action adjudicated.

Our charter and our amended and restated bylaws (our “bylaws”) also obligate us to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. In addition, we have entered into indemnification agreements with our directors and executive officers that provide for indemnification and advance expenses to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.

Our board of directors may change our major corporate, investment and financing policies without stockholder approval and those changes may adversely affect our business.
Our board of directors will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies. While our stockholders have the power to elect or remove directors, our stockholders have limited direct control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
The ability of our board of directors to revoke our REIT qualification, with stockholder approval, may cause adverse consequences to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, only with the affirmative vote of stockholders entitled to cast a majority of all votes entitled to be cast on the matter, if the board determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to Federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.
Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.
Our charter and bylaws contain provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:

▪	Our charter contains restrictions on the ownership and transfer of our stock.
In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals (or certain other persons) at any time during the last half of each taxable year. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively, with respect to any class or series of our capital stock, more than 9.8% (in value or by number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of such class or series of our capital stock.
The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding shares of a class or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits.
Among other restrictions on ownership and transfer of shares, our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.
Our charter provides that our board may grant exceptions to the 9.8% ownership limit, subject in each case to certain initial and ongoing conditions designed to protect our status as a REIT. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption to the ownership limits, even if our stockholders believe the change in control is in their best interests.

▪	Our board of directors has the power to cause us to issue and authorize additional shares of our stock without stockholder approval.
Our charter authorizes us to issue authorized but unissued shares of common or preferred stock in addition to the shares of common stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

▪
“business combination” provisions that, subject to limitations, (a) prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of our common stock) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and (b) thereafter impose two super- majority stockholder voting requirements on these combinations; and

▪
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to “control shares” except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all votes entitled to be cast by the acquirer of control shares, and by any of our officers and employees who are also our directors.

Our charter provides that, notwithstanding any other provision of our charter or our bylaws, the Maryland Business Combination Act (Title 3, Subtitle 6 of the MGCL) does not apply to any business combination between us and any interested stockholder of ours and that we expressly elect not to be governed by the provisions of Section 3-602 of the MGCL in whole or in part. Any amendment to such provision of our charter must be approved by the affirmative vote of stockholders entitled to cast a majority of all votes entitled to be cast on the matter. Pursuant to the MGCL, our bylaws provide that the Maryland Business Combination Act does not apply to any business combination between us and any interested stockholder and contains a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that this exemption contained in our bylaws will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board. However, our charter provides that we are prohibited from electing to be subject to any or all of the provisions of Title 3, Subtitle 8 of the MGCL unless such election is first approved by the affirmative vote of stockholders of not less than a majority of all shares of ours then outstanding and entitled to be cast on the matter.
A small number of our stockholders could significantly influence our business and affairs.
As of the Emergence Date, a few stockholders owned substantial amounts of our outstanding voting stock. Large holders may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Risks Related to Our Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
If cash available for distribution is less than the amount necessary to make cash distributions, our inability to make the expected distributions could result in a decrease in the market price of our common stock. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits in the future, such distributions would generally be considered a return of capital for Federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares.
A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in our common stock. To the extent that such distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
VICI REIT is a holding company with no direct operations and will rely on distributions received from the Operating Partnership to make distributions to its stockholders.
VICI REIT is a holding company and conducts its operations through subsidiaries, including the Operating Partnership and the TRS. VICI REIT does not have, apart from the common and preferred units that it owns in the Operating Partnership, any independent operations. As a result, VICI REIT relies on distributions from its Operating Partnership to make any distributions to its stockholders it might declare on its common stock and to meet any of its obligations, including tax liability on taxable income allocated to it from the Operating Partnership (which might not be able to make distributions to VICI REIT equal to the tax on such allocated taxable income). In turn, the ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, and therefore, the ability of the Operating Partnership to make distributions to VICI REIT, depends on the operating results of these subsidiaries and the Operating Partnership and on the terms of any financing arrangements they have entered into. In addition, because VICI REIT is a holding company, claims of common stockholders of VICI REIT are structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, VICI REIT’s assets and those of the Operating Partnership and its subsidiaries will be available to satisfy the claims of VICI REIT common stockholders only after all of VICI REIT’s, the Operating Partnership’s and its subsidiaries’ liabilities and other obligations and any preferred equity of any of them have been paid in full.
The Operating Partnership may, in connection with its acquisition of additional properties or otherwise, issue additional common units or preferred units to third parties. Such issuances would reduce VICI REIT’s ownership in the Operating Partnership. Because stockholders of VICI REIT do not directly own common units or preferred units of the Operating Partnership, they do not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
Conflicts of interest could arise between the interests of our stockholders and the interests of holders of Operating Partnership units which may impede business decisions that could benefit our stockholders.
Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, if any, on the other. Our directors and officers have duties to us under applicable Maryland law. At the same time, we, as general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as general partner to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to VICI REIT. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.

Transfer of our common stock may be limited in the absence of an active trading market for our shares.
Our common stock has been thinly traded and is currently quoted on the OTC Markets, which provide significantly less liquidity than a national securities exchange such as the NYSE or the NASDAQ. There is no guarantee that we will be able to list our shares on a national securities exchange. We cannot predict the extent to which a trading market will develop or how liquid that market might become. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the market price of your shares.
The market price of our common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and, in such instances, you may be unable to resell your shares at a price you find reasonable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Separation Agreement, dated as of October 6, 2017, between Caesars Entertainment Operating Company, Inc. and VICI Properties Inc.		8-K		2.1	10/11/2017

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K		3.1	10/11/2017

3.2	Amended and Restated Bylaws of VICI Properties Inc.		8-K		3.2	10/11/2017

4.1	Indenture, dated as of October 6, 2017, by and among VICI Properties 1 LLC, VICI FC Inc., the subsidiary guarantors party thereto from time to time, and UMB Bank, National Association, as trustee, governing the First-Priority Senior Secured Floating Rate Notes due 2022.		8-K		4.1	10/11/2017

4.2	Indenture, dated as of October 6, 2017, by and among VICI Properties 1 LLC, VICI FC Inc., the subsidiary guarantors party thereto from time to time, and UMB Bank, National Association, as trustee, governing the 8.0% Second-Priority Senior Secured Notes due 2023.		8-K		4.2	10/11/2017

4.3	Registration Rights Agreement, dated as of October 6, 2017, between VICI Properties Inc. and the holders named therein.		8-K		4.3	10/11/2017

10.1	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.		8-K		10.1	10/11/2017

10.2	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.		8-K		10.2	10/11/2017

10.3	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.		8-K		10.3	10/11/2017

10.4	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.		8-K		10.4	10/11/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.		8-K		10.5	10/11/2017

10.6	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.		8-K		10.6	10/11/2017

10.7	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.		8-K		10.7	10/11/2017

10.8	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.		8-K		10.8	10/11/2017

10.9	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s New Orleans.		8-K		10.9	10/11/2017

10.10	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Laughlin.		8-K		10.10	10/11/2017

10.11	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Atlantic City.		8-K		10.11	10/11/2017

10.12	Tax Matters Agreement, dated as of October 6, 2017, by and among Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.		8-K		10.12	10/11/2017

10.13	Loan Agreement, dated as of October 6, 2017, by and among CPLV Property Owner LLC, as borrower, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Goldman Sachs Mortgage Company and Morgan Stanley Bank, N.A., as lenders, governing the CPLV CMBS Debt.		8-K		10.13	10/11/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.14	Mezzanine C Loan Agreement, dated as of October 6, 2017, by and among CPLV Mezz 3 LLC, Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the junior mezzanine debt.		8-K		10.14	10/11/2017

10.15	Mezzanine B Loan Agreement, dated as of October 6, 2017, by and among CPLV Mezz 2 LLC, Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the intermediate mezzanine debt.		8-K		10.15	10/11/2017

10.16	Mezzanine A Loan Agreement, dated as of October 6, 2017, by and among CPLV Mezz 1 LLC, Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the senior mezzanine debt.		8-K		10.16	10/11/2017

10.17	Mandatory Conversion Implementation Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and CPLV Mezz 3 LLC.		8-K		10.17	10/11/2017

10.18	First Lien Credit Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC, as the Borrower, the lenders party thereto, and Wilmington Trust, National Association, as Administrative Agent.		8-K		10.18	10/11/2017

10.19	First Lien Intercreditor Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC and VICI FC Inc., as the Borrowers, Wilmington Trust, National Association, as Collateral Agent and Authorized Representative under the Credit Agreement, UMB Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto.		8-K		10.19	10/11/2017

10.20	First Lien Collateral Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC, VICI FC Inc., each Subsidiary Party thereto, and Wilmington Trust, National Association, as Collateral Agent.		8-K		10.20	10/11/2017

10.21	Second Lien Intercreditor Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC and VICI FC Inc., as the Borrowers, Wilmington Trust, National Association, as Credit Agreement Agent, UMB Bank, National Association, as the Initial Other First Priority Lien Obligations Agent, and each Other First Priority Lien Obligations Agent from time to time party hereto.		8-K		10.21	10/11/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.22	Second Lien Collateral Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC, VICI FC Inc., each Subsidiary Party thereto, and UMB Bank, National Association, as Collateral Agent.		8-K		10.22	10/11/2017

10.23	Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K		10.23	10/11/2017

10.24	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers		10		10.20	9/28/2017

10.25	Employment Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and Edward Pitoniak.		8-K		10.25	10/11/2017

10.26	Employment Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and John Payne.		8-K		10.26	10/11/2017

10.27	Employment Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and Mary E. Higgins.		8-K		10.27	10/11/2017

10.28	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K		10.28	10/11/2017

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________
* Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

November 13, 2017	By:	/S/ KENNETH J. KUICK
Kenneth J. Kuick
Senior Vice President and Chief Accounting Officer