Form 10-K/A
period 2017-12-31
VICI PROPERTIES INC.
filed 2018-04-30
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of April 16, 2018, the registrant had 370,128,832 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed on March 28, 2018 (the “Original Filing”), for the sole purpose of providing the information required by Part III and to supplement Item 15 of Part IV to include the exhibits set forth therein. This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to the filing date. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Amendment.
Unless defined in this 10-K/A, any defined terms have the meaning ascribed to in the Original Filing.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Our board of directors consists of seven members. Pursuant to our charter and bylaws, each of our directors will be elected by our stockholders to serve until the next annual meeting of our stockholders and until such director’s successor is duly elected and qualified. Subject to employment agreements, officers serve at the pleasure of our board of directors. The following table and biographical descriptions set forth certain information with respect to our executive officers and directors.

Name	Age	Position
Executive Officers
Edward Baltazar Pitoniak	62	Chief Executive Officer and Director
John Payne	49	President and Chief Operating Officer
David Kieske	48	Chief Financial Officer

Directors
James Robert Abrahamson	62	Chair of the Board of Directors
Eugene Irwin Davis	63	Director
Eric Littmann Hausler	48	Director
Elizabeth I. Holland	52	Director
Craig Macnab	62	Director
Michael David Rumbolz	64	Director
Our Executive Officers
Edward B. Pitoniak, a member of our board of directors since the Formation Date, was appointed as our chief executive officer on the Formation Date. Mr. Pitoniak served as Vice Chairman of Realterm, a private equity real estate manager based in Annapolis, Maryland, that invests in logistics real estate, from January 2015 to July 2017. Mr. Pitoniak has served as an independent director on the board of directors of Ritchie Bros. Auctioneers Incorporated, a NYSE-listed global asset management and disposition company from July 2006 to the present. Mr. Pitoniak served as Managing Director, Acting Chief Executive Officer and Trustee of InnVest, a publicly listed REIT, from April 2014 to February 2015, where he was responsible for recapitalizing the REIT and transitioning its management function from an external, third-party management model, to an internal management model. He then served as Chairman and Trustee of InnVest from February 2015 to August 2016, when the REIT was sold and taken private. He also served as a director of Regal Lifestyle Communities (TSE: RLC), a Canadian seniors housing real estate owner and operator, from 2012 until its sale in 2015. Mr. Pitoniak retired in 2009 from the position of President and Chief Executive Officer and Director of bcIMC Hospitality Group, a hotel property and brand ownership entity (formerly a public income trust called Canadian Hotel Income Properties Real Estate Investment Trust (“CHIP”)), where he was employed from 2004 to 2009. As Chief Executive Officer of CHIP, he led the company to four consecutive years of total return leadership among Canadian hotel REITs, and then to a sale in 2007. Mr. Pitoniak was also a member of CHIP’s Board of Trustees before it went private. Prior to joining CHIP, Mr. Pitoniak was a Senior Vice- President at Intrawest Corporation, a ski and golf resort operator and developer, for nearly eight years. Before Intrawest, Mr. Pitoniak spent nine years with Times Mirror Magazines, where he served as editor-in-chief and associate publisher with Ski Magazine. Mr. Pitoniak has a Bachelor of Arts degree from Amherst College. Mr. Pitoniak provides our board of directors with valuable experience in the hospitality, entertainment and real estate industries and, in particular, with respect to publicly held REITs. Our company and our board of directors also benefit from Mr. Pitoniak’s extensive previous and current board service. In addition, Mr. Pitoniak’s position as our Chief Executive Officer allows him to advise our board of directors on management’s perspective over a full range of issues affecting the Company.
John Payne has been our president and chief operating officer since the Formation Date. Mr. Payne previously served as the chief executive officer of CEOC (which filed for Chapter 11 bankruptcy in January 2015), a position he held since 2014. Mr. Payne has 21 years of experience in the gaming and hospitality business. Prior to 2014, Mr. Payne served as President of Central Markets and Partnership Development of Caesars from 2013 to 2014, Caesars’ President of Enterprise Shared Services from 2012 to 2013, Caesars’ President of Central Division from 2007 to 2012 and Atlantic City Regional President in 2006. In 2005, Mr. Payne also served as the Gulf Coast Regional President. Mr. Payne served as the Senior Vice President and General Manager of Harrah’s

New Orleans from 2002 to 2005. Mr. Payne is a Board Member of the Audubon Institute, Crimestoppers of Greater New Orleans and the Business Council of New Orleans, as well as Chairman of the Board of The Idea Village. Mr. Payne holds a Bachelor’s degree in Political Science from Duke University and a Master’s Degree in Business Administration from Northwestern University.
David Kieske has been our chief financial officer since January 1, 2018, and served as Special Advisor to the Chief Executive Officer from November 27, 2017 until December 31, 2017. Prior to joining the Company, Mr. Kieske worked at Wells Fargo Securities/Eastdil Secured since 2007, where he most recently served as Managing Director in the Real Estate & Lodging Investment Banking Group. In his role, David was responsible for providing capital raising and financial advisory services to companies in the real estate and lodging industries. Prior to Eastdil, Mr. Kieske worked in the Real Estate & Lodging Investment Banking Groups at both Citigroup and Bank of America. Early in Mr. Kieske’s career, he was a senior accountant at Deloitte & Touche and Assistant Vice President & Corporate Controller at TriNet Corporate Realty Trust. Mr. Kieske holds a Bachelor’s degree from University of California Davis and a Master’s Degree in Business Administration from the University of California Los Angeles.
Our Board of Directors
James R. Abrahamson, a member of our board of directors since the Formation Date, is Chairman of Interstate Hotels & Resorts (“Interstate”), the leading U.S.-based global hotel management company comprising over 400 hotels. He previously served as Interstate’s Chief Executive Officer from 2011 to March 2017; he was named to the additional position of Chairman in October 2016. Mr. Abrahamson also serves as an independent Director at La Quinta Holdings, Inc. (NYSE: LQ) and at BrightView Corporation (a private company). Prior to joining Interstate in 2011, Mr. Abrahamson also held senior leadership positions with InterContinental Hotels Group (NYSE: IHG), Hyatt Corporation, Marcus Corporation and Hilton Worldwide. At IHG, where he served from 2009 to 2011, he served as President of the Americas division and, from 2009 to 2011, as executive director. At Hyatt, which he joined in 2004, he was Head of Development for the Americas division. At Marcus, where he served from 2000 to 2004, Mr. Abrahamson was President of the Baymont Inn and Suites and Woodfield Suites hotels division consisting of approximately 200 properties, both owned and franchised. At Hilton, where he served from 1988 to 2000, Mr. Abrahamson oversaw the Americas region franchise division for all Hilton brands and launched the Hilton Garden Inn brand. Mr. Abrahamson currently serves as president of the Marriott International National Association owners’ organization and has served as national board chair of the American Hotel and Lodging Association in 2015 and 2016 and as national board chair of the U.S. Travel Association in 2013 and 2014. He holds a degree in Business Administration from the University of Minnesota. Mr. Abrahamson’s vast experience in, and knowledge of, the hospitality industry provides our board of directors with valuable insight into the industry. Skills gained from extensive previous and current board service in public and private companies are also valuable for our company and our board of directors.
Eugene I. Davis, a member of our board of directors since the Formation Date, currently serves as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, chairman or committee chairman of a number of businesses operating in diverse sectors. Mr. Davis currently serves as Chairman of the Board of Atlas Iron Limited, which has executed definitive documentation to be acquired by Mineral Resources, however, Mr. Davis does not intend to serve on the board of Atlas Iron Limited after the consummation of the acquisition by Mineral Resources. Mr. Davis currently serves as Chairman of the Board of U.S. Concrete, Inc., although he is not standing for reelection at U.S. Concrete, Inc.’s annual meeting to be held on May 17, 2018. Mr. Davis also serves as a Co-Chairman of the Board of Verso Corporation and a director of Titan Energy, LLC, as well as certain private, non-SEC reporting companies. He was the President, Vice Chairman and a director of Emerson Radio Corporation, a consumer electronics company, from 1990 to 1997 and was the Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a direct-mail marketer of sports equipment, from 1996 to 1997. Mr. Davis began his career in 1980 as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. During the past five years, Mr. Davis has been a director of the following public or formerly public companies: ALST Casino Holdco, LLC; Atlas Air Worldwide Holdings, Inc.; The Cash Store Financial Services, Inc.; Dex One Corp.; Genco Shipping & Trading Limited, Global Power Equipment Group, Inc.; Goodrich Petroleum Corp.; Great Elm Capital Corp.; GSI Group, Inc.; Hercules Offshore, Inc.; HRG Group, Inc.; Knology, Inc.; SeraCare Life Sciences, Inc.; Spansion, Inc.; Spectrum Brands Holdings, Inc.; and WMIH Corp. Mr. Davis’ deep knowledge of the management and operation of public companies and extensive service in public and private company boards in many industries, including in the casino, entertainment and real estate industries, and in particular with respect to companies emerging from bankruptcy, are valuable to our board of directors providing it with insight into the operation of a company following restructuring.
Eric L. Hausler, a member of our board of directors since the Formation Date, currently serves on the board of directors of The Alter Companies. Mr. Hausler held the position of Chief Executive Officer of Isle of Capri Casinos, Inc. (NYSE: ISLE), a developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the

United States, from April 2016 to May 2017. Prior to that, Mr. Hausler served as ISLE’s Chief Financial Officer from 2014 to 2016, as its Chief Strategic Officer from 2011 to 2014, and as its Senior Vice President, Strategic Initiatives from 2009 to 2011. Mr. Hausler retired from ISLE in May 2017 immediately following the company’s merger with Eldorado Resorts. From 2006 to 2009, Mr. Hausler served as Senior Vice President of Development for Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From 2005 to 2006, Mr. Hausler served as Managing Director in Fixed Income Research, covering the gaming, lodging and leisure industries for Bear Stearns & Co. Inc. From 2003 to 2005, Mr. Hausler was a Senior Equity Analyst for Susquehanna Financial Group covering the gaming industry. Mr. Hausler also held positions in equity research covering the gaming, lodging and leisure industries at Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. from 1999 to 2003. Prior to working in securities research, from 1996 to 1999, Mr. Hausler worked for the New Jersey Casino Control Commission. Mr. Hausler holds a Bachelor’s degree from Binghamton University and a Master’s degree from the New Jersey Institute of Technology. Mr. Hausler’s extensive expertise leading companies in the gaming, entertainment and real estate industries, as well as his experience in the capital markets, regulatory and acquisitions and divestiture fields in these industries are valuable to the achievement of the Company’s business strategy.
Elizabeth I. Holland joined the Board of Directors effective January 26, 2018. Ms. Holland is the Chief Executive Officer of Abbell Credit Corporation and Abbell Associates, LLC, a 77 year-old private real estate acquisition, development and management company with a portfolio of shopping center, office and enclosed mall properties. She has held these roles since 1997. Prior to joining Abbell Associates, Ms. Holland was a senior staff attorney on the National Bankruptcy Review where she was a member of a Congressional commission charged with making recommendations to Congress for bankruptcy code reform. Prior to that, she was a restructuring and business reorganization attorney at Skadden, Arps, Slate, Meagher & Flom LLP in New York City. Ms. Holland was also a fixed income portfolio manager. Ms. Holland is an independent trustee of Federal Realty Investment Trust, a leading shopping center REIT. She is an active member of the International Council of Shopping Centers (“ICSC”) serving as the organization’s Chairman from 2016 to 2017, Vice Chairman from 2015 to 2016, and currently serves on the Executive Board and the Board of Trustees. She is also a member of the Real Estate Roundtable and the Urban Land Institute and its CRC Blue Flight Council. Ms. Holland’s retail real estate expertise and experience as Chairman of ICSC will be valuable and complimentary skill sets to have on our board of directors.
Craig Macnab, a member of our board of directors since the Formation Date, held the position of Chairman and Chief Executive Officer of National Retail Properties, Inc. (NYSE: NNN), a real estate investment trust that acquires, owns, invests in and develops properties that are leased primarily to retail tenants, since 2008 (with his service as Chief Executive Officer beginning in 2004). Mr. Macnab retired from NNN in April 2017. Mr. Macnab is an independent director of Cadillac Fairview Corporation (a private company), since 2011 and of American Tower Corporation (NYSE: AMT), since 2014 and served as a director of Eclipsys Corporation from 2008 to 2014. Mr. Macnab also served as a director of DDR Corp. (NYSE: DDR), a real estate investment trust, from 2003 to 2015. Mr. Macnab holds a Bachelor’s degree in Economics and Accounting from the University of the Witwatersrand and a Master of Business Administration from Drexel University. Mr. Macnab brings to our company and board of directors extensive experience leading a publicly held REIT as well as skills gained from vast public and private board experience.
Michael D. Rumbolz, a member of our board of directors since the Formation Date, is President and Chief Executive Officer of Everi Holdings Inc. (NYSE: EVRI), a developer of gaming products and services, Chairman of the Board of Directors of Employers Holding, Inc. (NYSE: EIG), and an independent director of Seminole Hard Rock Entertainment, LLC. Mr. Rumbolz served as Chairman and Chief Executive Officer of Cash Systems, Inc., a provider of cash access services to the gaming industry, from 2005 until 2008 when Cash Systems, Inc. was acquired by Everi. Mr. Rumbolz also has from time to time provided consulting services and held a number of public and private sector employment positions in the gaming industry, including serving as Member and Chairman of the Nevada Gaming Control Board from 1985 through 1988. Mr. Rumbolz was also the former Vice Chairman of the Board of Casino Data Systems until it was sold in 2001, was the President and CEO of Anchor Gaming from 1995 to 2000, was the director of Development for Circus Circus Enterprises (later Mandalay Bay Group) from 1992 to 1995, and was the President of Casino Windsor at the time of its opening in Windsor, Ontario in 1995. In addition, Mr. Rumbolz is the former Chief Deputy Attorney General of the State of Nevada. Mr. Rumbolz’s experience in the highly regulated gaming industry, both as an operator and as a regulator, are of value to our company and our board of directors. Our company and our board of directors also benefit from Mr. Rumbolz’s extensive previous and current public and private board service.
There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on a review of the copies of the forms received and written representations, we believe that during fiscal year 2017, our executive officers, directors and persons who own more than 10% of a registered class of our equity securities complied with the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.
CORPORATE GOVERNANCE MATTERS
This section of our Annual Report on Form 10-K contains information about a variety of our corporate governance policies and practices. We have structured our corporate governance in a manner which we believe closely aligns our interests with those of our stockholders. You are encouraged to visit our website at www.viciproperties.com to view or obtain copies of our Corporate Governance Guidelines, committee charters, and Code of Business Conduct. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Form 10-K or any other report or document we file with or furnish to the SEC. You may also obtain, free of charge, a copy of our Corporate Governance Guidelines, committee charters, and Code of Business Conduct by directing your request in writing to Corporate Secretary, VICI Properties Inc., 8329 West Sunset Road, Suite 210, Las Vegas, Nevada 89113. Additional information relating to the corporate governance of our company is also set forth below and included in other sections of this Form 10-K/A.
Code of Business Conduct
Our Board of Directors has established a Code of Business Conduct that applies to our officers, directors and employees. Among other matters, our Code of Business Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Business Conduct to appropriate persons identified in the Code of Business Conduct; and

•	accountability for adherence to the Code of Business Conduct.
Only our Board of Directors, or a committee designated by the Board of Directors, will be able to approve any waiver of the Code of Business Conduct for our executive officers or directors, and any such waiver shall be promptly disclosed as required by law.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.
We have purchased and maintain insurance on behalf of all of our directors and executive officers against liability asserted against or incurred by them in their official capacities, whether or not we are required to have the power to indemnify them against the same liability.
Executive Sessions of Non-Management Directors
The non-management Directors (“Outside Directors”) meet in executive session (i.e., without management present) when they as a group deem such meeting necessary or appropriate. In the absence of a Chair of the Board, the Chair of the Nominating and Governance Committee shall preside at such sessions; in the absence of such person, the Outside Directors present will elect another Committee chair to preside at such session. If the group of Outside Directors includes any Directors who are not “independent” (as such term is defined from time to time under the listing standards of the NYSE), an executive session of the independent Directors shall be scheduled at least once per year.
Audit & Finance Committee
The Audit & Finance Committee monitors the integrity of our financial statements and financial reporting processes, our compliance with legal and regulatory requirements, our continued qualification as a REIT, the performance of our internal audit function and independent auditors, the qualifications and independence of our independent auditor, our primary financial policies and programs, including those relating to leverage ratio, debt coverage, dividend policy and major financial risk policies, and our policies and transactions related to corporate finance, capital markets activities, capital allocation and major strategic initiatives. The Audit & Finance Committee selects, assists and meets with the independent auditor, oversees each annual audit and quarterly review, establishes and maintains our internal audit controls and prepares the report that Federal securities laws require be included in our annual proxy statement. In addition, the Audit & Finance Committee is responsible for reviewing and assessing our policies and procedures related to our compliance with applicable gaming regulations. Eugene I. Davis is chair and Eric L. Hausler, and Elizabeth I. Holland are members of the Audit & Finance Committee.
Our Board of Directors has determined that all members of our Audit & Finance Committee qualify as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K, and that each of them is “independent” as such term is defined by the applicable rules of the SEC and NYSE.
Compensation Committee
The Compensation Committee reviews and approves the compensation and benefits of our executive officers and directors, administers and makes recommendations to our board of directors regarding our compensation and stock incentive plans, produces an annual report on executive compensation for inclusion in our annual report or proxy statement and publishes an annual committee report for our stockholders. Craig Macnab is chair and Eugene I. Davis and Michael D. Rumbolz are members of the Compensation Committee.

ITEM 11. Executive Compensation Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2017 should be read together with the compensation tables and related disclosures about our current plans, considerations, expectations and determinations regarding future compensation programs.
Background and Overview
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. Our named executive officers for 2017 were: Edward B. Pitoniak, Chief Executive Officer; John Payne, President and Chief Operating Officer; and Mary Beth Higgins, our former Chief Financial Officer. David Kieske, who previously served as Special Advisor to the Chief Executive Officer, became Chief Financial Officer effective January 1, 2018, and Ms. Higgins became a consultant to the company through June 30, 2018.
VICI is a newly formed company that had not conducted operations until the Formation Date. Therefore, prior to October 2017, we had not paid any compensation to the individuals who became our executive officers. Information as to the historical compensation by CEOC of certain persons who became our executive officers on the Formation Date is not indicative of the compensation of those executives following the Formation Date. Accordingly, we have not included information regarding compensation and other benefits paid to those executives by CEOC, as the case may be, during 2016 or prior years.
Following the Formation Date, our board of directors established a Compensation Committee, which oversees and determines the compensation of our executive officers. Our Compensation Committee evaluates and determines the appropriate executive compensation philosophy and objectives for VICI, the process for establishing executive compensation, and the appropriate design of our executive compensation program and compensation arrangements. The Compensation Committee has retained a compensation consultant, Lyons, Benenson & Company Inc., to provide advice and support to the committee in the design and implementation of our executive compensation program.
Compensation Philosophy
Our compensation arrangements have been designed to reward our executives for achieving both short- and long-term performance goals that are aimed at driving increases in our equity value. These arrangements seek to align the interests of our executives with those of our shareholders through heavy reliance on short- and long-term performance-oriented incentive plans. Our Compensation Committee will review and consider this philosophy and may make adjustments as it determines necessary or appropriate. The principal objectives of our compensation philosophy and program are to:

•	attract, motivate, retain and reward the key leadership and managerial talent needed for our company to achieve its goals and objectives;

•
align the interests of our executives and shareholders through the use of performance-based annual cash incentive compensation and service and performance-based long-term equity incentive compensation; and

•	ensure line-of-sight between key performance measures that are indicative of company growth and gains in value and actual results.
Primary Elements of Compensation
Our executive compensation program consists of the following key elements:
Base Salary. Each of our executive officers is paid a base salary. Base salary is the fixed element of an executive officer’s annual cash compensation and is intended to attract and retain highly qualified executives and to compensate for expected day-to-day performance. Factors considered in making determinations about the base salaries for our executive officers include the executive officer’s position, responsibilities associated with that position, experience, expertise, knowledge and qualifications, market factors, the industry in which we operate and compete, recruitment and retention factors, the executive officer’s individual compensation history, salary levels of the other members of our executive team and similarly situated executives at comparable companies, and our overall compensation philosophy.
Annual Incentive Compensation. Our executive officers are eligible for annual incentive compensation, which is intended to motivate the executive officers to achieve short-term company performance goals, to align executive officers’ interests with those of the stockholders and to reward the executive officers for superior individual achievements.
Long-Term Equity-Based Incentive Awards. Our executive officers are eligible to participate in a long-term equity incentive compensation plan, which is designed motivate executive officers to achieve long-term performance goals and to ensure goal alignment with our stockholders. The amount and timing of any long-term equity-based incentive compensation to be paid or awarded to our executive officers is determined by our Compensation Committee.
Employment and Post-Termination Arrangements of Executive Officers
On the Formation Date, we entered into employment agreements with each of our named executive officers, and we entered into an employment agreement in November 2017 with our current Chief Financial Officer, Mr. Kieske. Below is a summary of such employment agreements. The summaries below are not complete and are qualified in their entirety by reference to the full text of the agreements, which are included as exhibits to the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2018.
Chief Executive Officer
On the Formation Date, the Company entered into an employment agreement with Mr. Edward B. Pitoniak, pursuant to which he serves as our Chief Executive Officer. The employment agreement provides for an initial term that ends on December 31, 2020, which term will be automatically extended by successive one-year terms at the end of the then-current term unless either party provides 90 days’ advance notice of non-renewal. Under the terms of the employment agreement, Mr. Pitoniak is entitled to receive an annual base salary of $725,000. Mr. Pitoniak is also eligible to receive annual incentive compensation comprised of a cash bonus with a target value of 100% of his base salary and a maximum value of 200% of his base salary, and equity awards with a target value of 250% of Mr. Pitoniak’s base salary. Our Compensation Committee will establish the performance goals on which the annual cash bonus beginning in 2018 will be based and the form and terms of any equity awards. Mr. Pitoniak’s 2017 bonus, which was paid in 2018, consisted of a $150,000 cash bonus and 24,951 shares of common stock, reflecting a value of $500,000 as of January 15, 2018, based on a 10-trading day Volume Weighted Average Price (“VWAP”), which shares cannot be transferred until January 15, 2020. In addition, Mr. Pitoniak received an equity grant of 84,746 shares of common stock, reflecting a value of $1,250,000 as of the Formation Date based on an independent appraisal of the value of the common stock on such date, which vests at a rate of 25% per year on each of the first four anniversaries of the Formation Date, and a $161,500 cash bonus.
If Mr. Pitoniak’s employment is terminated by us without “cause” (as defined in the employment agreement), by him for “good reason” (as defined in the employment agreement), he is entitled to certain severance benefits set forth below, subject to his executing a separation agreement and release. The severance benefits include (1) 150% of base salary and the target bonus for the year of termination, paid over 12 months, (2) a pro-rata cash bonus for the year of termination, (3) accelerated vesting of time-based equity awards and (4) non-forfeiture of a pro-rata portion of outstanding performance based equity until the end of the applicable performance period, at which time it may vest based on achievement of the performance goals. If the termination is within six months before or 12 months after a change in control (as defined in the employment agreement) of the Company, the above severance is modified, with the cash severance being 200% of base salary and target bonus and paid in a lump sum, and full vesting of all equity awards.
If Mr. Pitoniak’s employment is terminated due to his death or disability (as defined in the employment agreement), he will be entitled to receive a pro-rata cash bonus for the year of termination and accelerated vesting of all time-based equity awards. If Mr. Pitoniak’s employment is terminated because we elect not to renew the term of the employment agreement, all time-based equity awards will vest but will not be entitled to any other severance.
Mr. Pitoniak’s employment agreement provides for customary non-competition and non-solicitation covenants that apply for one year after his termination of employment, except that if a termination of employment results from Mr. Pitoniak giving a notice of nonrenewal, the non-competition period applies for three months after the date of termination, and if a termination of employment results from the Company’s decision not to renew the agreement, the non-competition period ends on the date of termination.
President and Chief Operating Officer
On the Formation Date, the Company entered into an employment agreement with Mr. John Payne pursuant to which he serves as our President and Chief Operating Officer. The employment agreement provides for an initial two-year employment term, which term will be automatically extended by successive one-year terms at the end of the then-current term unless either party provides 90 days’ advance notice of non-renewal. Under the terms of the employment agreement, Mr. Payne is entitled to receive an annual base salary of $1,200,000. Mr. Payne also is eligible to receive annual incentive compensation with a target value of $1,800,000, divided between a cash bonus and equity awards. We anticipate that each of the cash bonus and equity awards will have a target value of $900,000, but the determination will be made by our Compensation Committee. Our Compensation Committee also will establish the performance goals (both individual and company objectives) on which the cash bonus will be based and the form and terms of any equity awards. Mr. Payne’s 2017 annual bonus was pro-rated for the partial year that he was employed. Mr. Payne received a $300,000 cash bonus based on the successful implementation of the Plan of

Reorganization, as measured by criteria determined by our Compensation Committee. In addition, in February 2018, Mr. Payne received an equity grant of 10,705 shares of restricted common stock, reflecting a value of $214,521 as of January 15, 2018, based on a 10-trading day VWAP. The shares vest at the rate of 25% per year on each of January 15, 2019, 2020, 2021 and 2022.
If Mr. Payne’s employment is terminated by us without “cause” (as defined in the employment agreement), by him for “good reason” (as defined in the employment agreement), or due to our non-renewal of the employment term, he will be entitled to certain severance benefits set forth below, subject to his executing a separation agreement and release, and being available to consult through the earlier of December 31, 2018 and 90 days after the completion of an initial public offering (the “Start-Up Period”). The severance benefits include (1) continued payment of base salary until the later of (a) the first anniversary of his termination of employment and (b) the third anniversary of the Formation Date, (2) a pro-rata cash bonus for the year of termination, and (3) continued vesting of any outstanding equity awards through the Start-Up Period, at which point they shall become fully vested.
If Mr. Payne’s employment is terminated due to his death or disability (as defined in the employment agreement), he will be entitled to receive a pro-rata cash bonus for the year of termination but no other severance benefits.
Mr. Payne’s employment agreement provides for customary non-competition and non-solicitation covenants that apply through the later of one year after his termination of employment and the third anniversary of the Formation Date. The non-competition covenant bars Mr. Payne from working for REITs during the specified period. In addition, for a shorter period ending the earlier of December 31, 2018 and 180 days after an initial public offering, Mr. Payne may not work for any entity in the gaming business.
Chief Financial Officer
Mary Beth Higgins
On the Formation Date, the Company entered into an employment agreement with Ms. Mary Beth Higgins pursuant to which she served as our Chief Financial Officer from the Formation Date until December 31, 2017. Under the terms of the employment agreement, Ms. Higgins was entitled to receive an annual base salary of $500,000. Ms. Higgins was also eligible to receive annual incentive compensation with a target value of $700,000, divided between a cash bonus and equity awards. We initially anticipated that each of the cash bonus and equity awards would have a target value of $350,000 with the determination to be made by our Compensation Committee. Our Compensation Committee also established the performance goals (both individual and company objectives) on which the cash bonus would be based and the form and terms of any equity awards. Ms. Higgins’s 2017 annual bonus was pro-rated for the partial year that she was employed, and was comprised of a $117,000 cash bonus based on the successful implementation of the Plan of Reorganization, as measured by criteria determined by our Compensation Committee. Any additional bonus to which Ms. Higgins would have been entitled was paid as part of her severance described below.
Ms. Higgins’s employment agreement provided that in the event of her termination without “cause” (as defined in the employment agreement), by her for “good reason” (as defined in the employment agreement), or due to our non-renewal of the employment term, she would be entitled to certain severance benefits set forth below, subject to her executing a separation agreement and release, and being available to consult during the Start-Up Period. The severance benefits include (1) continued payment of base salary for one year, (2) a pro-rata cash bonus for the year of termination, and (3) continued vesting of any outstanding equity awards through the Start-Up Period, at which point they shall become fully vested. In addition, Ms. Higgins is entitled to a lump sum payment equal to the amount by which $1.2 million exceeds the severance, salary and bonus amounts paid to Ms. Higgins.
If Ms. Higgins’s employment terminated due to her death or disability (as defined in the employment agreement), she would have been entitled to receive a pro-rata cash bonus for the year of termination but no other severance benefits.
Ms. Higgins’s employment agreement provides for customary non-competition and non-solicitation covenants that apply for a one-year following her termination of employment. The non-competition covenant bars Ms. Higgins from working for REITs during the specified period. In addition, until May 2018, Ms. Higgins may not work for any entity in the gaming business.
On November 9, 2017, we entered into a separation agreement and release with Ms. Higgins. Under the separation agreement, Ms. Higgins is entitled to severance benefits generally consistent with her current employment agreement and former agreement with Caesars Entertainment Operating Company, Inc. that include (a) payment of her base salary for one year, (b) continued eligibility to receive a bonus in respect of 2017, and (c) entitlement to a lump sum payment equal to the amount by which $1.2 million exceeds the sum of (i) the aggregate cash bonus payments (but not salary) paid to her by the Company, and (ii) the severance payable to her. Under the agreement, Ms. Higgins has also agreed to provide consulting services to the Company through June 30, 2018 on a substantially full-time basis and will receive a consulting fee of $41,650 per month.
David Kieske
On November 10, 2017, we announced that David Kieske was appointed by our board of directors to the role of Special Advisor to the Chief Executive Officer of the Company, effective November 27, 2017. Effective January 1, 2018, Mr. Kieske became Executive Vice President and Chief Financial Officer, succeeding Mary Beth Higgins, who will continue to consult with the Company through March 31, 2018.
On November 9, 2017, we entered into an employment agreement with Mr. Kieske. The employment agreement provides that Mr. Kieske will serve in the capacities noted above, and has an initial term that ends on December 31, 2020, which term will be automatically extended by successive one-year terms at the end of the then-current term unless either party provides 90 days’ advance notice of non-renewal. Under the terms of the employment agreement, Mr. Kieske is entitled to receive an annual base salary of $450,000. Mr. Kieske also will be eligible to receive annual incentive compensation comprised of a cash bonus with a target value of 85% of his base salary and a maximum value of 170% of his base salary, and equity awards with a target value of 150% of his base salary. Our Compensation Committee will establish the performance goals on which the annual cash bonus will be based and the form and terms of any equity awards.
Mr. Kieske is entitled to be paid certain compensation on account of foregone bonus and incentives and forfeited equity awards, including an initial $150,000 cash bonus within 30 days of commencing employment and an additional $150,000 cash bonus within 30 days of the first anniversary of commencing employment. The initial bonus is subject to repayment if Mr. Kieske’s employment is terminated for “cause” (as defined in the employment agreement) or he resigns without “good reason” (as defined in the employment agreement) before the first anniversary of commencing employment and the second bonus is subject to repayment if his employment is terminated for cause or he resigns without good reason before the second anniversary of commencing employment. Mr. Kieske also received an initial equity grant equal to $500,000, valued as of the date Mr. Kieske commenced employment, which vests at the rate of 25% on each of the first four anniversaries of the date Mr. Kieske commenced employment. The shares underlying the grant may not be transferred or encumbered until the earlier of two years after vesting or four years after the date Mr. Kieske commenced employment.
Mr. Kieske’s 2017 bonus, which was paid in 2018, was a $350,000 cash bonus and shares of the Company’s common stock valued at $400,000. The equity portion of the bonus vests at the rate of 25% on each of January 15, 2019, 2020, 2021 and 2022 and may not be transferred or encumbered until the earlier of two years after vesting or four years after grant.
If Mr. Kieske’s employment is terminated without cause or by him for good reason, he will be entitled to certain severance benefits set forth below, subject to his executing a separation agreement and release. The severance benefits include (1) cash severance equal to the sum of Mr. Kieske’s base salary and target bonus for the year of termination, paid over 12 months, (2) a pro rata cash bonus for the year of termination, (3) accelerated vesting of time-based equity awards and (4) non-forfeiture of a pro rata portion of outstanding performance-based equity awards until the end of the applicable performance period, at which time the awards may vest based on achievement of the performance goals, (5) a $27,500 cash payment, (6) the lapsing of any transfer restrictions on vested equity awards and (7) payment of the initial $150,000 cash bonus and $150,000 cash bonus payable within 30 days of the first anniversary of Mr. Kieske commencing employment, to the extent such bonuses have not yet been paid, and (8) issuance of his initial equity grant if not previously granted. If the termination is within six months before or 12 months after a “change in control” (as defined in the employment agreement) of the Company, the above severance is modified, by (i) the cash severance is increased to 150% of base salary and target bonus, and is paid in a lump sum rather than over 12 months, (ii) non-forfeiture of all (rather than a pro rata portion) outstanding performance based equity awards until the end of the applicable performance period, at which time the awards may vest based on achievement of the performance goals and (iii) a cash payment of $40,000 rather than $27,500.
If Mr. Kieske’s employment is terminated due to his death or “disability” (as defined in the employment agreement), he will be entitled to receive a pro-rata cash bonus for the year of termination, accelerated vesting of all time-based equity awards, the lapsing of any transfer restrictions on vested equity awards and, to the extent such bonuses have not yet been paid, payment of the initial $150,000 cash bonus and $150,000 cash bonus payable within 30 days of the first anniversary of Mr. Kieske commencing employment. If Mr. Kieske’s employment is terminated because the Company elects not to renew the term of the employment agreement, all time-based equity awards will vest and all transfer restrictions on vested equity awards will lapse, but he will not be entitled to any other severance. If Mr. Kieske’s employment is terminated because he elects not to renew the term of the employment agreement, all transfer restrictions on vested equity awards will lapse, but he will not be entitled to any other severance.
Mr. Kieske’s employment agreement also provides for customary non-competition and non-solicitation covenants that apply for one year after his termination of employment.

The VICI 2017 Stock Incentive Plan
On the Formation Date, the VICI 2017 Stock Incentive Plan (the “VICI 2017 Stock Plan”) became effective. The following is a summary of the principal provisions of the VICI 2017 Stock Plan. This description of the VICI 2017 Stock Plan is qualified in its entirety by reference to the full text of the VICI 2017 Stock Plan, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2017.
Purposes
The purposes of the VICI 2017 Stock Plan are to provide certain key persons, on whose initiative and efforts the successful conduct of the business of the Company depends and who are responsible for the management, growth and protection of the business of the Company or its subsidiaries, with incentives to: (a) enter into and remain in the service of the Company or a Company subsidiary, (b) acquire a proprietary interest in the success of the Company, (c) maximize their performance and (d) enhance the long-term performance of the Company (whether directly or indirectly through enhancing the long-term performance of a Company subsidiary).
Types of Awards to Be Granted
The VICI 2017 Stock Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights. Any of the foregoing is referred to as an “Award.”
Eligibility
Awards under the VICI 2017 Stock Plan may be granted to officers, directors (whether or not they are employed by the Company), and executive, managerial, professional or administrative employees of, and consultants to, the Company and its subsidiaries. The Compensation Committee in its sole discretion shall select which individuals receive Awards.
Shares Available Under the VICI 2017 Stock Plan
The VICI 2017 Stock Plan provides for the grant of Awards with respect to an aggregate of 12,750,000 shares of our common stock, subject to adjustment in the case of certain corporate changes.
No employee may be granted Awards in any calendar year with respect to more than 2,500,000 shares of our common stock. A non-employee director of the Company may not be granted Awards in any calendar year that, in the aggregate, result in the Company recognizing an expense in excess of $450,000 in connection with the grant of such awards. However, Awards that are granted as part of a director’s annual retainer that otherwise would be paid in cash are not included in the annual limit.
Administration
The VICI 2017 Stock Plan is administered by our Compensation Committee or such other committee which is designated by our board of directors to administer the VICI 2017 Stock Plan. It is intended that each of the members of the Compensation Committee shall be a “non-employee director” within the meaning of Rule 16b-3 promulgated by the SEC under the Exchange Act. However, no Award shall be invalidated if members of the Compensation Committee are not non-employee directors. If the Compensation Committee does not exist, or for any other reason determined by our board of directors, the board of directors may act as the Compensation Committee. The Compensation Committee or the board of directors may delegate to one or more officers or managers of the Company the authority to designate the individuals who will receive Awards under the VICI 2017 Stock Plan and certain administrative functions related to those awards, provided that the Compensation Committee shall itself grant all Awards to those individuals who could reasonably be considered to be subject to the insider trading provisions of Section 16 of the Exchange Act. The Compensation Committee determines the persons who will receive Awards, the type of Awards granted, and the number of shares subject to each Award. The Compensation Committee also determines the prices, expiration dates, vesting schedules, forfeiture provisions and other material features of Awards. The Compensation Committee has the authority to interpret and construe any provision of the VICI 2017 Stock Plan and to adopt such rules and regulations for administering the VICI 2017 Stock Plan as it deems necessary or appropriate. All decisions and determinations of the Compensation Committee are final, binding and conclusive.
Adjustments
In the event of certain corporate actions affecting the Company’s stock, including, for example, a recapitalization, stock split, reverse stock split, reorganization, merger, consolidation or spin-off, the Compensation Committee shall adjust the number of shares of our common stock available for grant under the VICI 2017 Stock Plan and shall adjust any outstanding Awards

(including the number of shares subject to the Awards and the exercise price of stock options) in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the VICI 2017 Stock Plan or those Awards.
Amendment and Termination of the VICI 2017 Stock Plan
The board of directors may suspend, discontinue, revise or amend the VICI 2017 Stock Plan or any portion thereof at any time; provided that no such action shall be taken without stockholder approval if such approval is necessary to comply with any legal or regulatory requirement. The Compensation Committee may amend any Award, except that consent of the Award recipient is necessary if the amendment would impair the recipient’s rights under the Award. The Compensation Committee may not amend a stock option or stock appreciation right to reduce the exercise price of the Award.
Summary of Awards Available Under the VICI 2017 Stock Plan
Non-Qualified Stock Options. The exercise price per share of each non-qualified stock option (“NQO”) granted under the VICI 2017 Stock Plan is determined by the Compensation Committee on the grant date and will not be less than the fair market value of a share of our common stock on the grant date. Each NQO is exercisable for a term, not to exceed ten years, established by the Compensation Committee on the grant date. The exercise price must be paid by certified or official bank check or, subject to the approval of the Compensation Committee, in shares of our common stock valued at their fair market value on the date of exercise or by such other method as the Compensation Committee may from time to time prescribe.
The VICI 2017 Stock Plan contains provisions applicable to the exercise of NQOs subsequent to a grantee’s termination of employment for “cause,” other than for cause, or due to “disability” (as each such term is defined in the VICI 2017 Stock Plan) or death. These provisions apply unless the Compensation Committee establishes alternative provisions with respect to an Award. In general, these provisions provide that NQOs that are not exercisable at the time of such termination shall expire upon the termination of employment and NQOs that are exercisable at the time of such termination shall remain exercisable until the earlier of the expiration of their original term and (i) in the event of a grantee’s termination other than for cause, the expiration of three months after such termination of employment and (ii) in the event of a grantee’s disability or death (or the grantee’s death after termination of employment), the first anniversary of such termination. In the event the Company terminates the grantee’s employment for cause, all NQOs held by the grantee, whether or not then exercisable, terminate immediately as of the commencement of business on the date of termination of employment.
Stock options generally are not transferrable other than by will or the laws of descent and distribution, except that the Compensation Committee may permit transfers to the grantee’s family members or trusts for the benefit of family members.
Incentive Stock Options. Generally, an incentive stock option (“ISO”) is an option that may provide certain Federal income tax benefits to a grantee not available with a NQO. An ISO has the same plan provisions as a NQO (including with respect to various termination events as described above), except that:

•	In order to receive the tax benefits, a grantee must hold the shares acquired upon exercise of an ISO for at least two years after the grant date and at least one year after the exercise date.

•
The aggregate fair market value of shares of our common stock (determined on the ISO grant date) with respect to which ISOs are exercisable for the first time by a grantee during any calendar year (whether issued under the VICI 2017 Stock Plan or any other plan of the Company or its subsidiaries) may not exceed $100,000.

•
In the case of an ISO granted to any individual who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price per share must be at least 110% of the fair market value of a share of our common stock at the time the ISO is granted, and the ISO cannot be exercisable more than five years from the grant date.

•
An option cannot be treated as an ISO if it is exercised more than three months following the grantee’s termination of employment for any reason other than death or disability, or more than one year after the grantee’s termination of employment for disability, unless the grantee died during such three-month or one-year period. ISOs are not transferable other than by will or by the laws of descent and distribution.

Stock Appreciation Rights. A stock appreciation right (“SAR”) entitles the grantee to receive upon exercise, for each share subject to the SAR, an amount equal to the excess of (i) the fair market value of a share of our common stock on the date of exercise over (ii) the fair market value of a share of our common stock on the date of grant (or such greater value as the Compensation Committee may set at grant). Each SAR shall be exercisable for a term, not to exceed ten years, established by the Compensation Committee on the grant date. A SAR may be settled in cash or shares of our common stock (valued at their fair market value on the date of exercise of the SAR), in the Compensation Committee’s discretion.

Restricted Stock. Prior to the vesting of any restricted shares, the shares are not transferable by the grantee and are forfeitable. Vesting of the shares may be based on continued employment with the Company and/or upon the achievement of specific performance goals, as the Compensation Committee determines on the grant date. The Compensation Committee may at the time that shares of restricted stock are granted impose additional conditions to the vesting of the shares. Unless the Compensation Committee provides otherwise, unvested shares of restricted stock are automatically and immediately forfeited upon a grantee’s termination of employment for any reason.
Restricted Stock Units. A restricted stock unit entitles the grantee to receive a share of our common stock, or in the sole discretion of the Compensation Committee, the value of a share of our common stock, on the date that the restricted stock unit vests or on such later date as may be determined by the Compensation Committee at grant. Payment shall be in cash, other securities or other property, as determined in the sole discretion of the Compensation Committee. Unless the Compensation Committee provides otherwise, unvested restricted stock units are forfeited upon a grantee’s termination of employment for any reason.
Dividend Equivalent Rights. The Administrator may, in its sole discretion, include as part of an Award of stock options and stock appreciation rights, a dividend equivalent right entitling the grantee to receive amounts equal to the ordinary dividends that would be paid, during the time such Award is outstanding and unexercised, on the shares of common stock covered by such Award if such shares were then outstanding. In the event such a provision is included with respect to an Award, the Administrator shall determine whether such payments shall be made in cash or in shares of common stock, the time or times at which they shall be made, and such other vesting and forfeiture provisions and other terms and conditions as the Administrator shall deem appropriate.
Unrestricted Stock. The Administrator may grant (or sell at a purchase price at least equal to par value) shares of common stock free of restrictions under the VICI 2017 Stock Plan, to such key persons and in such amounts and subject to such forfeiture provisions as the Administrator shall determine in its sole discretion. Shares may be thus granted or sold in respect of past services or other valid consideration.
Performance-Based Awards. The VICI 2017 Stock Plan provides that granting or vesting of Awards may be conditioned on the achievement of specified performance goals. The performance goals may be based on one or more of: (a) earnings (either in the aggregate or on a per-share basis, reflecting dilution of shares as the Compensation Committee deems appropriate and, if the Compensation Committee so determines, net of or including dividends); (b) gross or net sales; (c) cash flow(s) (including either operating or net cash flows); (d) financial return ratios; (e) total shareholder return, shareholder return based on growth measures or the attainment by the shares of a specified value for a specified period of time, share price or share price appreciation; (f) value of assets, return or net return on assets, net assets or capital (including invested capital); (g) adjusted pre-tax margin; (h) margins, profits and expense levels; (i) dividends; (j) market share, market penetration or other performance measures with respect to specific designated products or product groups and/or specific geographic areas; (k) reduction of losses, loss ratios or expense ratios; (l) reduction in fixed costs; (m) operating cost management; (n) cost of capital; (o) debt reduction; (p) productivity improvements; (q) funds from operations; or (r) customer satisfaction based on specified objective goals or a Company-sponsored customer survey. Each such performance goal may (1) be expressed with respect to the Company as a whole or with respect to one or more divisions or business units, (2) be expressed on a pre-tax or after-tax basis, (3) be expressed on an absolute and/or relative basis, (4) employ comparisons with past performance of the Company (including one or more divisions) and/or (5) employ comparisons with the current or past performance of other companies, and in the case of earnings-based measures, may employ comparisons to capital, stockholders’ equity and shares outstanding.
To the extent applicable, the measures used in performance goals set under the VICI 2017 Stock Plan shall be determined in a manner consistent with the methods used in the financial statements included in the Company’s Forms 10-K and 10-Q, except that in the determination of the Compensation Committee and consistent with applicable tax regulations, adjustments may be made for certain items, including special, unusual or non-recurring items, acquisitions and dispositions and changes in accounting principles.
Summary of Federal Income Tax Consequences
The following is a brief description of the Federal income tax treatment that will generally apply to Awards under the VICI 2017 Stock Plan based on current Federal income tax rules.
Non-Qualified Stock Options. The grant of an NQO will not result in taxable income to the grantee. Except as described below, the grantee will realize ordinary income at the time of exercise in an amount equal to the excess of the fair market value of the our common stock acquired over the exercise price for those shares, and the Company will be entitled to a corresponding deduction. Gains or losses realized by the grantee upon disposition of such shares will be treated as capital gains and losses, with the basis in such shares of our common stock equal to the fair market value of the shares at the time of exercise.

Incentive Stock Options. The grant of an ISO will not result in taxable income to the grantee. The exercise of an ISO will not result in taxable income to the grantee provided that the grantee was, without a break in service, an employee of the Company or a subsidiary during the period beginning on the date of the grant of the option and ending on the date three months prior to the date of exercise (one year prior to the date of exercise if the grantee is disabled, as that term is defined in the Code). The excess of the fair market value of the our common stock at the time of the exercise of an ISO over the exercise price is an adjustment that is included in the calculation of the grantee’s alternative minimum taxable income for the tax year in which the ISO is exercised.
If the grantee does not sell or otherwise dispose of the shares of our common stock within two years from the date of the grant of the ISO or within one year after the transfer of the shares of our common stock to the grantee, then, upon disposition of such shares of our common stock, any amount realized in excess of the exercise price will be taxed to the grantee as capital gain and the Company will not be entitled to a corresponding deduction. A capital loss will be recognized to the extent that the amount realized is less than the exercise price. If the foregoing holding period requirements are not met, the grantee will generally realize ordinary income at the time of the disposition of the shares, in an amount equal to the lesser of (i) the excess of the fair market value of the shares of our common stock on the date of exercise over the exercise price, or (ii) the excess, if any, of the amount realized upon disposition of the shares over the exercise price, and the Company will be entitled to a corresponding deduction. If the amount realized exceeds the value of the shares on the date of exercise, any additional amount will be capital gain. If the amount realized is less than the exercise price, the grantee will recognize no income, and a capital loss will be recognized equal to the excess of the exercise price over the amount realized upon the disposition of the shares. The Company will be entitled to a deduction to the extent that the grantee recognizes ordinary income because of a disqualifying disposition.
Stock Appreciation Rights. The grant of a SAR will not result in taxable income to the grantee. Upon exercise of a SAR, the fair market value of our common stock received will be taxable to the grantee as ordinary income and the Company will be entitled to a corresponding deduction. Gains and losses realized by the grantee upon disposition of any such shares will be treated as capital gains and losses, with the basis in such shares equal to the fair market value of the shares at the time of exercise.
Restricted Stock. The grant of restricted stock will not result in taxable income at the time of grant and the Company will not be entitled to a corresponding deduction, assuming that the restrictions constitute a “substantial risk of forfeiture” for Federal income tax purposes. Upon the vesting of shares of restricted stock, the holder will realize ordinary income in an amount equal to the then fair market value of those shares, and the Company will be entitled to a corresponding deduction. Gains or losses realized by the grantee upon disposition of such shares will be treated as capital gains and losses, with the basis in such shares equal to the fair market value of the shares at the time of vesting. Dividends paid to the holder during the restriction period, if so provided, will also be compensation income to the grantee and the Company will be entitled to a corresponding deduction. A grantee may elect pursuant to Section 83(b) of the Code to have income recognized at the date of grant of a restricted stock award and to have the applicable capital gain holding period commence as of that date, and the Company will be entitled to a corresponding deduction.
Restricted Stock Units. The grant of a restricted stock unit will not result in taxable income at the time of grant and the Company will not be entitled to a corresponding deduction. Upon the settlement of the restricted stock unit, the holder will realize ordinary income in an amount equal to the then fair market value of the shares received, and the Company will be entitled to a corresponding deduction. Gains or losses realized by the grantee upon disposition of such shares will be treated as capital gains and losses, with the basis in such shares equal to the fair market value of the shares at the time of settlement, when issued to the grantee.
Unrestricted Stock. The grant of unrestricted stock will result in the ordinary income for the recipient at the time of grant in an amount equal to the then fair market value of those shares, and the Company will be entitled to a corresponding deduction. Gains or losses realized by the grantee upon the subsequent disposition of such shares will be treated as capital gains and losses, with the basis in such shares equal to the fair market value of the shares at the time of grant.
Dividend Equivalent Rights. The grant of dividend equivalent rights will not result in income to the recipient or in a tax deduction for the Company. When any amount is paid or distributed to a recipient in respect of a dividend equivalent right, the recipient will recognize ordinary income equal to the fair market value of any property distributed and/or the amount of any cash distributed, and the Company will be entitled to a corresponding deduction.
Withholding of Taxes. The Company may withhold amounts from grantees to satisfy withholding tax requirements. Subject to guidelines established by the Compensation Committee, grantees may have our common stock withheld from Awards or may tender our common stock to the Company to satisfy tax withholding requirements.
$1 Million Limit. Section 162(m) of the Code disallows a Federal income tax deduction for compensation in excess of $1 million per year paid to each of the Company’s chief executive officer, chief financial officer and its three other most highly compensated executive officers. Under tax law as in effect prior to 2018, compensation that qualified as “performance-based compensation” was not subject to the $1 million limit. However, effective January 1, 2018, this exemption has been repealed.
Section 409A. Section 409A of the Code imposes significant restrictions on deferred compensation and may impact on Awards under the VICI 2017 Stock Plan. If the Section 409A restrictions are not followed, a grantee could be subject to accelerated liability for tax on the non-complying award, as well as a 20% penalty tax. The VICI 2017 Stock Plan is intended to be exempt from or to comply with the requirements of Section 409A.
Tax Advice. The preceding discussion is based on Federal tax laws and regulations presently in effect, which are subject to change, and the discussion does not purport to be a complete description of the Federal income tax aspects of the VICI 2017 Stock Plan. A grantee may also be subject to state and local taxes in connection with the grant of Awards under the VICI 2017 Stock Plan. Grantees are encouraged to see their own legal, tax and accounting advice.
2017 Summary Compensation Table
This Summary Compensation Table summarizes the total compensation paid or earned by each of our named executive officers for the fiscal year ended December 31, 2017.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Edward B. Pitoniak Chief Executive Officer	2017	$170,096	$311,500	$1,750,000	(3)	$77,300	$2,308,896
Mary Beth Higgins Former Chief Financial Officer	2017	$117,308	$117,000	—		—	$234,308
John Payne President	2017	$281,538	$300,000	—		$3,462	$585,000
(1) The amounts in the stock awards column reflect the aggregate grant fair value in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements of VICI Properties Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(2) The amounts set forth in this column consist of a relocation bonus of $75,000 for Mr. Pitoniak and company matching contributions of $2,300 and $3,462 for Mr. Pitoniak and Mr. Payne, respectively, under our 401(k) plan.
(3) Pursuant to Mr. Pitoniak’s employment agreement entered into on October 6, 2017, Mr. Pitoniak was granted common stock with a fair value of $1,250,000 on October 6, 2017 (84,746 shares) that vests at the rate of 25% on each of the first four anniversaries of the grant date (“Initial Equity Grant”) and common stock with a fair value of $500,000 (24,951 shares) that was fully vested at grant (“2017 Incentive Grant”). Per the terms of Mr. Pitoniak’s employment agreement, the Initial Equity Grant was valued based on an independent appraisal of the value of the Company’s common stock as of October 6, 2017, which appraisal was approved by the Board of Directors in February 2018. Pursuant to Mr. Pitoniak’s employment agreement, the 2017 Incentive Grant was valued as of January 15, 2018 and, in accordance with FASB ASC Topic 718, was fully expensed on October 6, 2017, the date of service inception. The Initial Equity Grant shares and the 2017 Incentive Grant shares were issued on February 26, 2018.
Narrative Disclosure to 2017 Summary Compensation Table
The 2017 Summary Compensation Table includes 2017 cash and equity compensation for our Chief Executive Officer, our former Chief Financial Officer and our President and Chief Operating Officer. The base salary amounts shown represent the pro rata amounts that were paid to these executives based on the time they actually served in these roles (October 6, 2017 through December 31, 2017). The equity compensation, which was paid in 2018, represents an initial equity bonus and a 2017 equity bonus to Mr. Pitoniak, both of which are based on the terms of his employment agreement. The bonus amounts shown represent the contractually negotiated bonus amounts to be paid for the year. The All Other Compensation includes a relocation bonus for Mr. Pitoniak and company matching contributions under our 401(k) plan for Messrs. Pitoniak and Payne.

Grant of Plan-Based Awards
The following table sets forth information regarding the grants of restricted stock for 2017 to each of our named executive officers.

Name	Grant date	All Other Stock Awards: Number of shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Edward B. Pitoniak (1)	October 6, 2017	109,697	$1,750,000
Mary Beth Higgins	—	—	—
John Payne	—	—	—
(1) Pursuant to Mr. Pitoniak’s employment agreement entered into on October 6, 2017, Mr. Pitoniak was granted common stock with a fair value of $1,250,000 on October 6, 2017 (84,746 shares) that vests at the rate of 25% on each of the first four anniversaries of the grant date (“Initial Equity Grant”) and common stock with a fair value of $500,000 (24,951 shares) that was fully vested at grant (“2017 Incentive Grant”). Per the terms of Mr. Pitoniak’s employment agreement, the Initial Equity Grant was valued based on an independent appraisal of the value of the Company’s common stock as of October 6, 2017, which appraisal was approved by the Board of Directors in February 2018. Pursuant to Mr. Pitoniak’s employment agreement, the 2017 Incentive Grant was valued as of January 15, 2018 and, in accordance with FASB ASC Topic 718, was fully expensed on October 6, 2017, the date of service inception. The Initial Equity Grant shares and the 2017 Incentive Grant shares were issued on February 26, 2018.
Potential Payments Upon Termination Occurring on December 31, 2017, Including in Connection With a Change In Control
The table below provides our best estimate of the amounts that would be payable (including the value of certain benefits) to each of our named executive officers had a termination hypothetically occurred on December 31, 2017 under various scenarios, including a termination of employment associated with a change in control. The table does not include payments or benefits under arrangements available on the same basis generally to all other eligible employees of the Company. The potential payments were determined under the terms of each named executive officer’s employment agreement in effect on December 31, 2017 and in accordance with our plans and arrangements in effect on December 31, 2017. We also retain the discretion to provide additional payments or benefits to any of our named executive officers upon any termination of employment or change in control. This table includes equity grants that were contractually committed but that have not yet been made. The equity included has been stated at the contractually intended grant date values.

	Termination (a) for Cause, (b) without Good Reason or (c) due to non-renewal by the executive	Termination (other than in connection with a Change in Control), (a) without Cause (other than by reason of death or disability) by us, (b) for Good Reason or (c) due to non-renewal by us	Termination in connection with a Change in Control	Death or Disability
	($)	($)	($)	($)
Edward B. Pitoniak
Cash Severance	—	$2,062,500	$2,750,000	—
Annual Bonus	—	$811,500	$811,500	$811,500
Equity Awards (Intrinsic Value)
Unvested Restricted Stock (1)	—	$1,250,000	$1,250,000	$1,250,000
Mary Beth Higgins
Cash Severance	—	$1,083,000	$1,083,000	—
Annual Bonus	—	$117,000	$117,000	$117,000
Equity Awards (Intrinsic Value)
Unvested Restricted Stock	—	—	—	—
John Payne
Cash Severance	—	$3,314,234	$3,314,234	—
Annual Bonus	—	$300,000	$300,000	$300,000
Equity Awards (Intrinsic Value)
Unvested Restricted Stock	—	—	—	—
_________________
(1)    Reflects the grant date fair value of stock awards granted during the year in accordance with FASB ASC Topic 718. Assumptions used in the calculations of these amounts are set forth in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. These shares will vest in full upon termination of employment.
In connection with Ms. Higgins separation from service on December 31, 2017, Ms. Higgins is entitled to receive $1,083,000 in accordance with the terms of the separation agreement between us and Ms. Higgins.
Compensation of Directors
Each of our directors who is not an employee of our company or our subsidiaries receives an annual retainer of $225,000, payable in a combination of cash and equity. Additional annual retainers, also payable in a combination of cash and equity, are paid to the chair of the board of directors ($75,000), members of the Audit & Finance Committee ($20,000; with the chair receiving $40,000), members of the Compensation Committee ($10,000; with the chair receiving $20,000), and members of the Nominating and Governance Committee ($7,500; with the chair receiving $15,000). Each director may select, before the applicable year, whether to receive the additional annual retainers for that year in cash or a combination of cash and equity. An initial grant of shares of common stock with a value of $132,500 as of the Formation Date was made to outside directors other than the chair of the board of directors, and an initial grant with a Formation Date value of $200,000 was made to the chair of the board of directors, in each case as determined by the board of directors based on an independent appraisal of the value of the common stock on the Formation Date. Our directors may elect to defer some or all of their compensation pursuant to a deferral plan.

The following table summarizes all compensation for our non-employee directors for the fiscal year ended December 31, 2017.  Ms. Holland did not join the board of directors until January 26, 2018 and therefore is not reflected on the following table.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Total $
James R. Abrahamson	$28,369	$242,555	(3)	$270,924
Eugene I. Davis	$26,715	$172,572	(4)	$199,287
Eric L. Hausler	$24,586	$169,381	(5)	$193,967
Craig Macnab	$23,877	$168,317	(6)	$192,194
Michael David Rumbolz	$28,369	$164,416	(7)	$192,785
_________
(1) The annual retainers and additional annual retainers reflected in this column were paid on a pro-rated basis, as the Formation Date occurred in the fourth quarter of fiscal 2017.
(2) The amounts in the stock awards column reflect the aggregate grant fair value in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements of VICI Properties Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(3) Mr. Abrahamson was granted 16,253 shares of common stock for his service on our board of directors for 2017, which includes 529 shares of common stock in respect of his service as chair of our board.
(4) Mr. Davis was granted 11,554 shares of common stock for his service on our board of directors for 2017, which includes 406 shares of common in respect of his service on committees of our board.
(5) Mr. Hausler was granted 11,395 shares of common stock for his service on our board of directors for 2017, which includes 247 shares of common stock of his service on committees of our board.
(6) Mr. Macnab was granted 11,342 shares of common stock for his service on our board of directors for 2017, which includes 194 shares of common stock in respect of his service on committees of our board.
(7) Mr. Rumbolz was granted 11,148 shares of common stock for his service on our board of directors for 2017.
Compensation Committee Interlocks and Insider Participation
As of the date of this report, there are no Compensation Committee interlocks and none of our employees participated on the Compensation Committee.
Directors who are employees of our company or our subsidiaries do not receive compensation for their services as directors.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2017. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.
COMPENSATION COMMITTEE
Craig Macnab (Chair)
Eugene I. Davis
Michael D. Rumbolz

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise noted below, the address of the persons listed in the table is c/o VICI Properties Inc., 8329 W. Sunset Road, Suite 210, Las Vegas, Nevada 89113. The percentages shown in this table are calculated based on 370,128,832 shares of our common stock outstanding as of April 16, 2018.

5% Stockholders, Officers and Directors	Number of Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More of Our Common Stock:
Canyon Capital Advisors LLC(1)	45,301,818	12.2%
Pacific Investment Management Company LLC(2)	28,498,883	7.7%
Soros Fund Management LLC(3)	21,523,226	5.8%
Solus Alternative Asset Management LP(4)	20,058,146	5.4%

Directors and Executive Officers:
Edward Baltazar Pitoniak	135,897	*
David Kieske	61,916	*
John Payne	30,705	*
James Robert Abrahamson	38,550	*
Eugene Irwin Davis	28,720	*
Eric Littmann Hausler	22,393	*
Elizabeth I. Holland	8,066	*
Craig Macnab	18,285	*
Michael David Rumbolz	35,385	*
Directors and Executive Officers as a Group (9 persons)	379,917	*
________________
* Less than 1%

(1) Beneficial ownership is based on the Schedule 13G/A filed on February 14, 2018 with the SEC by Canyon Capital Advisors LLC, Mitchell R. Julis and Joshua S. Friedman, relating to 42,801,818 shares of our common stock, as supplemented by Company records. According to the Schedule 13G/A Canyon Capital Advisors LLC has sole voting power and sole dispositive power over all the shares covered by the Schedule 13G, and Messrs. Julis and Friedman have shared voting and dispositive power. We do not have information regarding voting or dispositive power with respect to any other shares of common stock beneficially owned by Canyon Capital Advisors LLC. The business address of the parties is 2000 Avenue of the Stars, 11th Floor, Los Angeles, CA 90067.
(2) Beneficial ownership is based on the Schedule 13G filed on February 15, 2018 with the SEC by Pacific Investment Management Company LLC (“PIMCO”) relating to 28,498,883 shares of our common stock, according to which PIMCO has sole voting power over 28,480,165 shares of our common stock. According to the Schedule 13G, these shares are held by investment advisory clients or discretionary accounts of which PIMCO is the investment adviser. The Schedule 13G reports the securities beneficially owned or deemed to be beneficially owned by PIMCO. It does not include securities, if any, beneficially owned by PIMCO’s affiliates, whose ownership of securities is disaggregated from that of PIMCO. We do not have information regarding voting or dispositive power with respect to any other shares of common stock beneficially owned by PIMCO. The business address of PIMCO is 650 Newport Center Drive, Newport Beach, CA 92660.
(3) Beneficial ownership is based on the Schedule 13G/A filed on February 14, 2018 with the SEC by Soros Fund Management LLC (“SFM LLC”), George Soros and Robert Soros, relating to 21,523,226 shares of our common stock. According to the Schedule 13G/A, SFM LLC has sole voting power over all the shares covered by the Schedule 13G, and Messrs. Soros and Soros have shared voting power. We do not have information regarding voting or dispositive power with respect to any other shares of common stock beneficially owned by SFM LLC. The business address of the parties is 250 West 55th Street, 38th Floor, New York, NY 10019.

(4) Beneficial ownership is based on the Schedule 13G filed on February 1, 2018 with the SEC by Solus Alternative Asset Management LP (“SAAM LP”), Solus GP LLC (“SGP LLC”), and Christopher Pucillo (“Pucillo”) relating to 20,058,146 shares of our common stock, according to which SAAM LP, SGP LLC and Pucillo have shared voting and dispositive power over 20,058,146 shares of our common stock. We do not have information regarding voting or dispositive power with respect to any other shares of common stock beneficially owned by SAAM LP, SGP LLC or Pucillo. The business address of each of SAAM LP, GP LLC and Pucillo is 410 Park Avenue, 11th Floor, New York, NY 10022.
EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2017.

Plan Category	Class of Common Stock/Capital Stock	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(#)	(b) Weighted-average Exercise Price of Outstanding Options and Rights ($/Share)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#)
Equity compensation plans approved by our stockholders	Common stock	—	—	12,575,428
Equity compensation plans not approved by our stockholders		—	—	—
Total		—	—	12,575,428

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Other than as described below, there is not currently proposed any transaction or series of similar transactions to which we are a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.
Registration Rights Agreements
In accordance with the Plan of Reorganization, on the Formation Date, we entered into a customary registration rights agreement providing for, among other things, our obligation to file a resale shelf registration statement for certain holders of our equity that cannot freely transfer their equity pursuant to section 1145 of the Bankruptcy Code. Under the registration rights agreement, we are required to keep registration statements, if any, up to date that do not automatically incorporate by reference our SEC filings. In addition, these holders will have the ability to exercise certain piggyback registration rights in respect of certain shares of common stock held by them in connection with registered offerings initiated by us, and may have the ability under certain circumstances to exercise certain demand registration rights if an effective shelf registration statement is not available to the holders to sell their shares. To date, no parties have joined the registration rights agreement.
At the closing of the issuance and sale of 54,054,053 shares of our common stock at a price of $18.50 per share in a private placement transaction in December 2017 (the “Private Equity Placement”), we entered into a registration rights agreement with the investors pursuant to which we granted them and their permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act for resale the shares of common stock acquired by the investors in the Private Equity Placement. Under the registration rights agreement, we agreed to file a resale shelf registration statement and use commercially reasonable efforts to cause it to become effective, and remain effective, thereafter. In addition, these investors will have the ability to exercise certain piggyback registration rights in respect of the shares of common stock acquired by them in the Private Equity Placement in connection with registered offerings initiated by us, and may have the ability under certain circumstances to exercise certain demand registration rights if an effective shelf registration statement is not available to the holders to sell these shares. The registration rights agreement also provides that, if requested by the managing underwriters and the company, the investors shall enter into a customary lock-up agreement in connection with certain future offerings with respect to the shares of common stock subject to the benefits of the registration rights agreement.
Directed Share Program
In connection with our initial public offering (the “IPO”) completed in February 2017, certain of our directors and executive officers purchased an aggregate of 112,700 shares of our common stock. Each of those purchases was made through the directed share program at the IPO price of $20.00 per share. The following table sets forth the aggregate number of shares of our common stock that these directors and executive officers purchased in the IPO:

Purchaser	Shares of common stock	Total purchase price
James Abrahamson	15,000	$ 300,000
Gene Davis	10,000	$ 200,000
Eric Hausler	4,000	$ 80,000
Michael Rumbolz	17,500	$ 350,000
Mary Higgins	5,000	$ 100,000
David Kieske	15,000	$ 300,000
John Payne	20,000	$ 400,000
Ed Pitoniak	26,200	$ 524,000
Approval Policies
Our Nominating and Governance Committee is responsible for the review, approval and ratification of “related person transactions” between us and any related person pursuant to a written related person transaction policy adopted by our board of directors. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related person transaction, the Nominating and Governance Committee will consider:

•	whether the transaction is fair and reasonable to the Company;

•	whether the transaction was undertaken in the ordinary course of business of the Company;

•	whether the transaction was initiated by the Company, a subsidiary or the related person;

•	whether the transaction with the related is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the Company of, the transaction;

•	the approximate dollar value of the amount involved in the transaction, particularly as it relates to the related person;

•	the related person’s interest in the transaction;

•	whether the transaction would impair the independence of an outside director; and

•
whether the transaction may present an improper conflict of interest for the related person, taking into account the size of the transaction, the overall financial position of the related person, the direct or indirect nature of the related person’s interest in the transaction and the ongoing nature of any proposed relationship related person’s interest in the transaction and the ongoing nature of any proposed relationship.

Any member of the Nominating and Governance Committee who is a related person or the immediate family of a related person with respect to a transaction under review will not be permitted to vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Director Independence
We define “independent director” by reference to the rules, regulations and listing qualifications of the NYSE. In general, a director is deemed independent if the director has no relationship to us that may interfere with the exercise of the director’s independence from management and our company. Our board of directors has affirmatively determined that all of the company’s non-employee directors, Messrs. Abrahamson, Davis, Hausler, Macnab and Rumbolz and Ms. Holland, are independent directors. In making this determination, the board of directors reviewed the non-employee directors’ relationships, if any, with us, and determined that there are no relationships that would interfere with the exercise of such directors’ independence from management and our company.

ITEM 14. Principal Accounting Fees and Services Fee Disclosure
The following table lists the fees for services rendered by our independent registered public accounting firm for the year ended December 31, 2017.

Type of Fees	Total
Audit Fees (1)	$2,055,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$2,055,500

(1) Audit fees include:

•	Audit of the Company's annual financial statements, including the audits of various subsidiaries' financial statements;

•	Sarbanes-Oxley Section 404 services;

•	Consents and other services related to SEC matters; and

•	Related out-of-pocket expenses.

Pre-Approval Policies and Procedures of our Audit & Finance Committee
Our Audit & Finance Committee must pre-approve all audit services and permissible tax and non-audit services provided by our independent registered public accounting firm. In the intervals between the scheduled meetings of the Audit & Finance Committee, the Audit & Finance Committee delegates pre-approval authority of permissible tax and non-audit services to the Chair of the Audit & Finance Committee or a subcommittee thereof. The Chair must report any such pre-approval decisions to the Audit & Finance Committee at its next regularly scheduled meeting.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) (3) Exhibits
The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.
ITEM 16. Form 10-K Summary
None.

Exhibit Index
The following exhibits are included in this Amendment.

Exhibit Number	Description
10.40	First Amendment to Lease (Non-CPLV) dated as of December 22, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

April 30, 2018	By:	/S/ EDWARD BALTAZAR PITONIAK
Edward Baltazar Pitoniak Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD BALTAZAR PITONIAK	Chief Executive Officer and Director	April 30, 2018
Edward Baltazar Pitoniak	(Principal Executive Officer)

/S/ DAVID KIESKE	Chief Financial Officer	April 30, 2018
David Kieske	(Principal Financial Officer)

/S/ KENNETH J. KUICK	Chief Accounting Officer	April 30, 2018
Kenneth J. Kuick	(Principal Accounting Officer)

*	Chair of the Board of Directors	April 30, 2018
James Robert Abrahamson

*	Director	April 30, 2018
Eugene Irwin Davis

*	Director	April 30, 2018
Eric Littmann Hausler

*	Director	April 30, 2018
Elizabeth I. Holland

*	Director	April 30, 2018
Craig Macnab

*	Director	April 30, 2018
Michael David Rumbolz

* By:

/S/ EDWARD BALTAZAR PITONIAK
Edward Baltazar Pitoniak
As Attorney-in-fact