Form 10-Q
period 2018-03-31
VICI PROPERTIES INC.
filed 2018-05-04
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55791
 _________________________
VICI Properties Inc.
(Exact name of registrant as specified in its charter)
 __________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, the registrant had 370,130,536 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Investment in direct financing leases, net	$8,281,557	$8,268,643
Real Estate Investments:
Accounted for using the operating method	1,110,400	1,110,400
Land	73,600	73,600
Property and equipment used in operations, net	73,739	74,300
Cash and cash equivalents	918,215	183,646
Restricted cash	13,808	13,760
Other assets	14,920	15,363
Total assets	$10,486,239	$9,739,712

Liabilities
Debt, net	$4,119,263	$4,785,756
Accrued interest	25,387	21,595
Deferred financing liability	73,600	73,600
Deferred revenue	60,929	68,117
Dividends payable	59,221	—
Accounts payable and accrued expenses	9,221	10,562
Deferred income taxes	3,718	3,718
Total liabilities	4,351,339	4,963,348

Commitments and Contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 370,128,832 and 300,278,938 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,701	3,003
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 12,000,000 shares issued and no shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	5,952,636	4,645,824
Retained earnings	95,563	42,662
Total VICI shareholders’ equity	6,051,900	4,691,489
Non-controlling interests	83,000	84,875
Total shareholders’ equity	6,134,900	4,776,364
Total liabilities and shareholders’ equity	$10,486,239	$9,739,712

See accompanying Notes to Condensed Consolidated Financial Statements.

VICI PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

Three Months Ended March 31, 2018
Revenues
Earned income from direct financing leases	$182,036
Rental income from operating leases	12,209
Tenant reimbursement of property taxes	17,243
Golf-related	6,788
Net revenues	218,276

Operating expenses
General and administrative	7,308
Depreciation	906
Property taxes	17,243
Golf-related	4,095
Total operating expenses	29,552

Operating income	188,724
Interest expense	(52,875)
Interest income	1,678
Loss from extinguishment of debt	(23,040)
Income before income taxes	114,487
Income tax expense	(384)
Net income	114,103
Less: Net income attributable to non-controlling interests	(1,981)
Net income attributable to common shareholders	$112,122

Weighted average number of common shares outstanding
Basic	342,900,842
Diluted	343,056,532

Common per share data
Basic earnings per common share	$0.33
Diluted earnings per common share	$0.33

Dividends declared per common share	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

VICI PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained Earnings	Total VICI Shareholders’ Equity	Non-controlling interests	Total Shareholders’ Equity
Balance at December 31, 2017	$3,003	$—	$4,645,824	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	112,122	112,122	1,981	114,103
Issuance of common stock from Initial Public Offering	695	—	1,306,424	—	1,307,119	—	1,307,119
Distribution to non-controlling interests	—	—	—	—	—	(3,856)	(3,856)
Dividends declared	—	—	—	(59,221)	(59,221)	—	(59,221)
Stock incentive plan activity	3	—	388	—	391	—	391
Balance at March 31, 2018	$3,701	$—	$5,952,636	$95,563	$6,051,900	$83,000	$6,134,900

See accompanying Notes to Condensed Consolidated Financial Statements.

VICI PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Three Months Ended March 31, 2018
Cash flows from operating activities
Net income	$114,103
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing lease adjustments	(12,914)
Share-based compensation	391
Depreciation	906
Amortization of debt issuance costs and original issue discount	1,494
Loss on extinguishment of debt	23,040
Change in operating assets and liabilities:
Other assets	200
Accrued interest	3,792
Deferred revenue	(7,188)
Accounts payable and accrued expenses	(1,341)
Net cash provided by operating activities	122,483
Cash flows from investing activities
Acquisition of property and equipment, net of change in related payables	(345)
Net cash used in investing activities	(345)
Cash flows from financing activities
Proceeds from initial public offering of common stock	1,307,119
Payment of Term Loan B Facility	(100,000)
Payment of Revolving Credit Facility	(300,000)
Payment of Second Lien Notes	(290,058)
Debt issuance costs	(726)
Distributions to non-controlling interests	(3,856)
Net cash provided by financing activities	612,479

Net increase in cash and cash equivalents	734,617
Cash, cash equivalents and restricted cash, beginning of period	197,406
Cash, cash equivalents and restricted cash, end of period	$932,023

Supplemental Cash Flow Information:
Cash paid for interest	$47,135
Cash paid for income taxes	—

See accompanying Notes to Condensed Consolidated Financial Statements.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words ”VICI,” “Company,” “we,” “our,” and “us” refer to VICI Properties Inc., unless otherwise stated or the context requires otherwise.
We refer to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statement of Operations as our “Statement of Operations,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheet,” and (iv) our Condensed Consolidated Statement of Cash Flows as our “Statement of Cash Flows.” References to numbered “Notes” refer to Notes to our Condensed Consolidated Financial Statements.
“Caesars” or “CEC” refers to Caesars Entertainment Corporation and its subsidiaries.
“CRC” refers to Caesars Resort Collection, LLC, a Delaware limited liability company which is a subsidiary of Caesars.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the October 6, 2017 (“Formation Date”), and following the Formation Date, CEOC, LLC, a Delaware limited liability company and its subsidiaries. CEOC is a subsidiary of Caesars.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities. “CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas; “Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois; and the“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties other than the facilities in Joliet, Illinois (together, the “Formation Lease Agreements”). “Lease Agreements” refer collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
Note 1 — Business and Basis of Presentation
Business
VICI is a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations. Our national, geographically diverse portfolio consists of 20 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. VICI leases its properties to subsidiaries of Caesars. VICI conducts its real property business through an operating partnership and its golf course business through a taxable REIT subsidiary (“a TRS”), VICI Golf LLC.
VICI intends to make an election on its Federal income tax return for its taxable year ended December 31, 2017 to be treated as a real estate investment trust (“REIT”).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included.
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Principles of Consolidation
The accompanying condensed consolidated Financial Statements include the accounts of VICI, its wholly owned subsidiaries and a single variable interest entity (VIE) where VICI is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary.
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

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$918,215	$183,646
Restricted cash	13,808	13,760
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$932,023	$197,406
Investment in direct financing leases, net and Real Estate Investments
Under guidance in ASC 840, the initial Lease Agreements were bifurcated between operating leases and direct financing leases. The fair value assigned to certain portions of the land qualify for operating lease treatment while the fair value assigned to the buildings was classified as a direct financing lease, and the portion of the land which was not bifurcated was also classified as part of direct financing lease.
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
There were no impairments identified on our real estate investments or our investment in direct financing leases, net during the three months ended March 31, 2018.
Property and Equipment Used in Operations
Property and equipment used in operations represents assets for VICI Golf LLC, our golf operations. Judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. We assign

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We review the carrying value of our assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. During the three months ended March 31, 2018, no impairment on assets was recorded.
Income Taxes-REIT Qualification
We intend to elect to be taxed and qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT beyond that taxable year end.
Debt Issuance Costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. At March 31, 2018 and December 31, 2017, the Company has $29.2 million and $31.1 million, respectively of unamortized debt issuance costs associated with obtaining the Term Loan B Facility.
In addition, the Company has $7.3 million and $7.5 million of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively, associated with obtaining the $400.0 million Revolving Credit Facility commitment. These costs are recorded as Other assets.
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
The Company accounts for stock compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The method for calculating the fair value of the Company’s time-based restricted stock awards is determined by the Compensation Committee of the Board of Directors and for most grants in 2018 is equivalent to the 10-day volume weighted average price using the 10 trading days ending on the grant date.
Note 3 — Recently Issued Accounting Pronouncements
Pronouncements Adopted by the Company
Compensation - Stock Compensation - May 2017: Amendments in this update provide guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (i) the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as before the original award was modified. The Company adopted this guidance prospectively on January 1, 2018. The adoption of this guidance does not have a material effect on our Financial Statements.
Business Combinations - January 2017: Updated amendments intend to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. Specifically, the new guidance provides a screen to determine when an integrated set of assets and activities is not a business. Under the new guidance, when substantially all of the fair value of the gross assets acquired (or disposed

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of) is concentrated in a single identifiable asset or group of similar identifiable assets, the assets do not represent a business. Amendments should be applied on a prospective basis on or after the effective date. No disclosures are required at transition. The Company adopted this standard on January 1, 2018. The adoption of this standard may have a material impact to our Financial Statements with future acquisitions or divestitures.
Revenue from Contracts with Customers - May 2014 (amended January 2017): The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We adopted this standard effective January 1, 2018. There was no material impact on our Financial Statements as the majority of our revenue recognition policies was not impacted by the new standard, as leases, which represent the substantial majority of our revenues, were excluded from the new guidance. The adoption of this guidance did not change the timing or process in which we recognize golf revenue.
Income Taxes - October 2016: Amended guidance addresses intra-entity transfers of assets other than inventory, which requires the recognition of any related income tax consequences when such transfers occur. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance effective January 1, 2018. There was no material impact on our Financial Statements.
Pronouncements Not Yet Adopted by the Company
Derivatives and Hedging - August 2017: The amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The transition guidance provides the option of early adoption using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We do not believe the effect of adopting this standard would have a material impact on our current Financial Statements. However, we will continue to assess the impact that this guidance might have on the accounting and disclosure of potential hedge transactions that we may enter into in the future.
Leases - February 2016 (amended January 2017 and January 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. We are evaluating the impact of adopting this new standard on our Financial Statements but do not expect the adoption of the new guidance to have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues.
Note 4 — Property Transactions

Purchase of Harrah’s Las Vegas Real Estate
In December 2017, an indirect wholly owned subsidiary of VICI, completed a transaction with a subsidiary of Caesars, pursuant to which we acquired all of the land and real property improvements associated with the property commonly known as Harrah’s Las Vegas Hotel & Casino (“Harrah’s Las Vegas” or “HLV”) for a purchase price of $1,136.2 million.
At closing, we entered into an amended and restated lease (“HLV Lease”), whereby a subsidiary of Caesars leased back Harrah’s Las Vegas from us. Under the terms of the HLV Lease, Caesars is responsible for ongoing costs relating to the property, including property taxes, insurance, and maintenance and repair costs that arise from the use of the property and are required to continue to invest in the property and related equipment. The HLV Lease has an initial 15 year term with four five-year renewal terms exercisable at the option of the lessee (subject to certain conditions) and provides for a fixed base rent for each of the first seven years of the lease term equal to $87.4 million annually.
We recorded this purchase using the Direct Financing Method in our Balance Sheet.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Sale of Eastside Property
In December 2017, an indirect wholly owned subsidiary of VICI, completed a transaction with a subsidiary of Caesars pursuant to which we agreed to sell approximately 18.4 acres of certain parcels located in Las Vegas, Nevada, east of Harrah’s Las Vegas (“Eastside Property”). The sales price for the Eastside Property was $73.6 million.
Pursuant to this agreement, Caesars is responsible for the remediation of the flood plain mechanism on the Eastside Property. The costs of the remediation work will be borne fifty percent (50%) by us and fifty percent (50%) by Caesars, pari passu, until such time as the total cost incurred in connection with the remediation work is equal to $12.0 million. Any costs in excess of $12.0 million incurred in connection with the remediation work shall be the sole responsibility of Caesars.
Due to the put/call option on the land parcels, as described below, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, at December 31, 2017, we reclassified $73.6 million from Real estate investments accounted for using the operating method to Land. Additionally, the Company recorded a $73.6 million Deferred financing liability in its Balance Sheet.
Put/Call Agreement
The Eastside Property may in the future be improved by a convention center (the “Convention Center Property”). Accordingly, we entered into a put/call agreement with Caesars, which provides both parties with certain rights and obligations including: (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Convention Center Property (the “Put Right”); (ii) if Caesars exercises the Put Right and, among other things, the sale of the Convention Center Property to us does not close for certain reasons more particularly described in the put/call agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale by of Harrah’s Las Vegas by us to Caesars; and (iii) a call right in favor of VICI, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Convention Center Property.
Amended and Restated Right of First Refusal Agreement
A wholly-owned subsidiary of VICI and Caesars also entered into an Amended and Restated Right of First Refusal Agreement pursuant to which we will have a right, subject to certain exclusions, (i) to acquire (and lease to Caesars) any of the gaming facilities of Centaur Holdings, LLC, which are proposed to be acquired by Caesars, (ii) to acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (iii) to acquire certain income-producing improvements if built by Caesars in lieu of a large-scale convention center on the Eastside Property, subject to certain exclusions.
Note 5 — Investment in Direct Financing Leases, Net and Real Estate Investments
Amounts were recorded at fair value for real estate assets under lease through the initial Lease Agreements and the reclassification of such real estate assets to Investments in direct financing leases, net and Real estate investments accounted for using the operating method. The fair value assigned to the buildings is classified as an Investment in direct financing leases, while the fair value assigned to certain portions of land is recorded as Real Estate Investments accounted for using the operating method.
The weighted average remaining lease term for both operating and direct financing leases at March 31, 2018 and December 31, 2017 was 34.6 years and 34.9 years, respectively.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

VICI’s investment in direct financing leases, net consisted of the following as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Minimum lease payments receivable (1)	$29,133,043	$29,302,166
Estimated residual values of leased property (not guaranteed)	1,987,651	1,987,651
Gross investment in direct financing leases	31,120,694	31,289,817
Unamortized initial direct costs	—	—
Less: Unearned income	(22,839,137)	(23,021,174)
Net investment in direct financing leases, net	$8,281,557	$8,268,643
____________________

(1)	Minimum lease payments do not include contingent rent that may be received under the Lease Agreements. There was no contingent rent for the period ended March 31, 2018.
At March 31, 2018, minimum lease payments owed to VICI for each of the five succeeding years are as follows:

(In thousands)	Minimum Lease Payments
2018	$544,544
2019	730,060
2020	734,320
2021	738,656
2022	744,647
Note 6 — Property and Equipment Used in Operations, Net
Property and Equipment Used in Operations is primarily attributable to golf-related land, building and improvements and consists of the following:

(In thousands)	March 31, 2018	December 31, 2017
Land and land improvements	$58,157	$57,901
Buildings and improvements	14,572	14,572
Furniture and equipment	2,667	2,578
Total property and equipment	75,396	75,051
Less: accumulated depreciation	(1,657)	(751)
Total property and equipment, net	$73,739	$74,300

(In thousands)	Three Months Ended March 31, 2018
Depreciation expense	$906
Note 7 — Accounts Payable and Accrued Expenses

(In thousands)	March 31, 2018	December 31, 2017
Accounts payable	$2,458	$5,207
Accrued payroll and other compensation	1,998	2,559
Other accrued expenses	4,765	2,796
Total accrued expenses	$9,221	$10,562

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8— Debt
Outstanding Indebtedness on March 31, 2018:

(Dollars in thousands)	March 31, 2018
Description of Debt	Final Maturity	Rate(s)(1)	Face Value	Book Value(2)
VICI PropCo Senior Secured Credit Facilities
Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) (3)	2022	Variable	$—	$—
First Lien Senior Secured Term Loan (“Term Loan B Facility”) (3)(4)	2024	Variable	2,100,000	2,070,783
Second Priority Senior Secured Notes (“Second Lien Notes”)(5)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (6)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,119,263
____________________

(1)	Interest rate is fixed, except where noted.

(2)	Book value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(3)	Interest is payable quarterly at a rate per annum equal to LIBOR plus 2.00%.

(4)	Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(5)	Interest is payable semi-annually.

(6)	Interest is payable monthly.
The following is a schedule of future minimum repayments of long-term debt as of March 31, 2018:

(In thousands)
2018	$15,711
2019	20,765
2020	20,558
2021	20,353
2022	1,570,150
Thereafter	2,500,943
Total minimum repayments	$4,148,480
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) comprised of a $2,200 million Term Loan B Facility and a $400.0 million Revolving Credit Facility, $300.0 million of which was borrowed (the Term Loan B Facility and the Revolving Credit Facility together, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially bore interest at LIBOR plus 2.25%; provided that following an underwritten public offering of the equity interests of any parent entity of VICI PropCo which results in such equity interests being listed on a national securities exchange and generates gross cash proceeds of at least $500.0 million, such interest rate will be reduced by 25 basis points. As a result of the Company’s initial public offering, the interest rate was reduced to LIBOR plus 2.00% on February 5, 2018. The Term Loan B Facility was funded with an original issue discount of 0.25%. The Revolving Credit Facility will mature in 2022, and the Term Loan B Facility will mature in 2024 or the date that is three months prior to the maturity date of the Second Lien Notes, whichever is earlier. The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter from and after March 31, 2018.
The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of the Company. Commencing with the first full fiscal quarter ending after the Closing Date, if there is 30% utilization of the Revolving Credit Facility, VICI PropCo will be required to maintain a maximum total net debt to adjusted asset ratio. At March 31, 2018, the Company is in compliance with all required covenants under the Credit Facility.
The Senior Secured Credit Facilities may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and are subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness. In February 2018, the Company completed an initial public offering resulting in net proceeds of approximately $1,307.1 million. The Company used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million principal amount of the Term Loan B Facility.
Second Lien Notes
The Second Lien Notes were issued in October 2017, pursuant to an indenture (the “Indenture”) by and among VICI Properties 1 LLC and VICI FC Inc., a wholly owned subsidiary of VICI PropCo, as issuers (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes are guaranteed by each of the Issuers’ existing and subsequently acquired wholly owned material domestic restricted subsidiaries, and secured by a second priority lien on substantially all of the Issuers’ and such restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI or certain subsidiaries of VICI PropCo, including CPLV and its subsidiaries, are subject to the covenants of the Indenture or are guarantors of the Second Lien Notes.
The Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. At March 31, 2018, the Company is in compliance with all required covenants under the Second Lien Notes.
The Second Lien Notes are redeemable at the option of the Issuers, with the option to redeem up to 35% of the original aggregate principal amount thereof with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed. In February 2018, the Company used a portion of the proceeds from its initial public offering to redeem $268.4 million of the Second Lien Notes, which represented 35% of the original aggregate principal amount, at a redemption price of 108% plus accrued and unpaid interest to the date of redemption.
CPLV CMBS Debt
The CPLV CMBS Debt is secured by all of the assets of CPLV Borrower, including, but not limited to, the CPLV Borrower’s (1) fee interest (except as provided in (2)) in and to CPLV, (2) leasehold interest with respect to Octavius Tower, and (3) interest in the CPLV Lease Agreements and all related agreements, including the Lease Agreements. The CPLV CMBS Debt is a first priority lien, subject only to permitted encumbrances (which are as set forth in the loan documentation), and an obligation to repay a specified sum with interest at 4.36% per annum. The CPLV CMBS Debt is evidenced by one or more promissory notes and secured by, among other things, a mortgage, deed of trust or other similar security instrument that creates a mortgage lien on the fee and/or leasehold interest of the CPLV Borrower.
The loan documents governing the CPLV CMBS Debt contain covenants limiting CPLV Borrower’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests. At March 31, 2018, the Company is in compliance with all required covenants under the CPLV CMBS Debt.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Summary of Debt-related transactions since December 31, 2017:

	Face Value (In thousands)
Description of Debt	Debt at December 31, 2017	Payment Activity	Debt at March 31, 2018
VICI PropCo Senior Secured Credit Facilities:
Revolving Credit Facility	$300,000	$(300,000)	$—
Term Loan B Facility	2,200,000	(100,000)	2,100,000
Second Lien Notes	766,892	(268,412)	498,480
CPLV Debt:
CPLV CMBS Debt	1,550,000	—	1,550,000
Total Debt	$4,816,892	$(668,412)	$4,148,480
Note 9 — Fair Value
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:
Cash, Cash Equivalents, and Restricted Cash
The fair value of the Company’s cash, cash equivalents and restricted cash approximate their carrying value due to the short maturity of these instruments.
Debt
The fair value is estimated based on quoted market prices and as such is a Level 1 measurement as defined under ASC 820.
The estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$918,215	$918,215	$183,646	$183,646
Restricted cash	13,808	13,808	13,760	13,760
Financial liabilities:
Senior Secured Credit Facilities
Revolving Credit Facility	$—	$—	$300,000	$300,000
Term Loan B Facility	2,070,783	2,107,875	2,168,864	2,200,000
Second Lien Notes	498,480	553,313	766,892	853,167
CPLV Debt
CPLV CMBS Debt	1,550,000	1,546,869	1,550,000	1,559,486
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, the Company may be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Operating Lease Commitments
The Company is liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2039 and (ii) offices in Las Vegas, Nevada and New Orleans, Louisiana, which expire in 2018 and 2019, respectively. Total rental expense under these agreements, included in golf-related and general and administrative expenses in our Statement of Operations, was approximately $0.3 million for the three months ended March 31, 2018.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2018 are as follows:

(In thousands)	Lease Commitments
2018	$799
2019	948
2020	908
2021	926
2022	945
2023 and thereafter	17,966
Total minimum rental commitments	$22,492
Other golf-related commitments
The TRS utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Total expense under these agreements included as golf-related expenses in our Statement of Operations was approximately $0.8 million for the three months ended March 31, 2018.
Total commitments relating to golf-related maintenance agreements at March 31, 2018 are as follows:

(In thousands)	Golf-related maintenance agreements
2018	$2,160
2019	225
Total golf-related maintenance agreement commitments	$2,385
Note 11 — Shareholders' Equity
Common Stock
Effective with its formation, the Company has authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), of which 12,000,000 shares has been classified as Series A Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”).
Initial Public Offering
On February 5, 2018, the Company completed an initial public offering of 69,575,000 shares of common stock at an offering price of $20.00 per share for an aggregate offering value of $1,391.5 million, resulting in net proceeds of approximately $1,307.1 million after commissions and expenses. After giving effect to the initial public offering and certain Stock Incentive Plan transactions, the Company has 370,128,832 shares of Common Stock issued and outstanding as of March 31, 2018.
Distributions
On March 15, 2018, we announced a pro-rated quarterly cash dividend of $0.16 per share of common stock for the period from February 5, 2018 to March 31, 2018. The dividend is pro-rated for the period commencing upon the closing of the Company’s initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share for the three months ended March 31, 2018:

(In thousands)	Three Months Ended March 31, 2018
Determination of shares:
Weighted-average common shares outstanding	342,901
Assumed conversion of restricted stock	156
Diluted weighted-average common shares outstanding	343,057
Basic and Diluted Earnings Per Share

(In thousands, except per share data)	Three Months Ended March 31, 2018
Basic:
Net income attributable to common shareholders	$112,122
Weighted-average common shares outstanding	342,901
Basic EPS	$0.33

Diluted:
Net income attributable to common shareholders	$112,122
Diluted weighted-average common shares outstanding	343,057
Diluted EPS	$0.33
Note 13 — Share-Based Compensation
The 2017 Stock Incentive Plan (“Plan”) is designed to provide long-term equity based compensation to directors and employees of the Company and its subsidiaries. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year.
Total shared-based compensation expense recorded as General and administrative expense in the Statement of Operations totaled $0.4 million for the three months ended March 31, 2018. Compensation expense is recognized on a straight-line basis for awards with only service conditions.
Restricted Stock Activity

	Units	Weighted Average Fair Value
Outstanding as of December 31, 2017	123,610	$15.61
Granted	100,322	20.04
Vested	(26,557)	20.04
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2018	197,375	$17.27

VICI PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 31, 2018, there was $2.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.9 years.
Note 14 — Segment Information
The following table presents certain information with respect to the Company’s segments.
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

	Three Months Ended March 31, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Net revenues	$211,488	$6,788	$218,276
Operating income	186,936	1,788	188,724
Interest expense	(52,875)	—	(52,875)
Loss on extinguishment of debt	(23,040)	—	(23,040)
Income before income taxes	112,699	1,788	114,487
Income tax expense	—	(384)	(384)
Net income	112,699	1,404	114,103

Depreciation	—	906	906

Total assets	$10,404,715	$81,524	$10,486,239
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
Note 15 — Subsequent Events
On April 24, 2018, VICI Properties 1 LLC, a wholly owned subsidiary of Company, entered into interest rate swap transactions with third party financial institutions having an aggregate notional amount of $1,500.0 million.  The interest rate swap transactions each have an effective date of May 22, 2018 and a termination date of April 22, 2023.  The interest rate swap transactions are intended to be cash flow hedges that effectively fix at 2.8297% the LIBOR portion of the interest rate on the outstanding debt under the Term Loan B Facility.

The following sets forth the historical combined financial statements of Caesars Entertainment Outdoor as our predecessor, the operations of which were contributed to VICI Golf on October 6, 2017 as part of our Formation Transactions.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands)

Three Months Ended March 31, 2017
Revenues
Golf ($1,042 attributable to related parties)	$3,570
Food and beverage	525
Retail and other	538
Net revenues	4,633

Operating expenses
Direct
Golf	1,796
Food and beverage	416
Retail and other	387
Property costs	679
Depreciation	805
Administrative and other	550
Total operating expenses	4,633

Net income (loss)	$—

See accompanying Notes to Condensed Combined Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Three Months Ended March 31, 2017
Cash flows from operating activities
Net income (loss)	$—
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	805
Provisions for (recoveries of) bad debt	12
Change in current assets and liabilities:
Receivables	(109)
Inventories	(69)
Prepayments	(4)
Accounts payable	214
Accrued expenses	60
Cash flows provided by operating activities	909

Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(66)
Cash flows used in investing activities	(66)

Cash flows from financing activities
Repayments for capital leases	(14)
Transactions with parent, net	(1,671)
Cash flows used in financing activities	(1,685)

Net increase (decrease) in cash and cash equivalents	(842)
Cash and cash equivalents, beginning of period	920
Cash and cash equivalents, end of period	$78

Supplemental Cash Flow Information:	Three Months Ended March 31, 2017
Cash paid for interest	$—

See accompanying Notes to Condensed Combined Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
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
We also refer to (i) our Condensed Combined Financial Statements as our “Financial Statements,” and (ii) our Condensed Combined Statements of Operations as our “Statements of Operations.”
Note 1 — Business and Basis of Presentation
Organization
At March 31, 2017, the Outdoor Business was a wholly-owned business of CEOC, and included the operations of the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi, and the Chariot Run golf course in Elizabeth, Indiana. Caesars Entertainment Golf, Inc., Rio Development Company, Inc., Grand Casinos of Biloxi, LLC, and Riverboat Casino, LLC, directly owned these golf courses, respectively, and were debtor-in-possession subsidiaries of CEOC. The golf courses generated revenue through fees charged for general golf course usage (including green fees, golf club rentals, and cart charges), annual or corporate memberships (at Rio Secco, Grand Bear and Chariot Run), a school of golf (at Rio Secco), and food, beverage, and merchandise sales.
Bankruptcy
On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). As a result of this filing, CEOC operated as a debtor-in-possession under the Bankruptcy Code. Because each of the four golf courses are owned by Caesars Debtor entities, the Outdoor Business was also considered a debtor-in-possession prior to the Formation Date. CEOC’s plan of reorganization (the “Plan”) was confirmed by the Bankruptcy Court on January 17, 2017.
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
Basis of Presentation
The Business’ Financial Statements do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of results of operations and cash flows.
The Business’ Financial Statements were derived from the financial statements of CEOC, prepared on a “carve-out” basis, to present the results of operations of the Outdoor Business on a stand-alone basis. The legal entities that own the Grand Bear and the Chariot Run golf courses also include non-golf course operations that are excluded from these carve-out financial statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (continued)
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
Going Concern
Our Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The following information reflects the results of management’s assessment of Business’ ability to continue as a going concern.
The Business relies on funding from affiliates of CEOC and CEC to fund capital improvements, management fees, insurance programs and other miscellaneous charges. Although CEOC’s plan of reorganization was confirmed by order of the Bankruptcy Court in January 2017, several issues must be resolved before CEOC successfully emerges from bankruptcy. The ability of the Business to continue as a going concern continues to be dependent upon CEOC’s ability to complete the restructure of its indebtedness, the ability of the Debtors, including entities that own the golf courses, to emerge from bankruptcy and a favorable resolution to the continued ability to use cash collateral. These uncertainties raise substantial doubt about the Outdoor Business to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of uncertainties, including the possibility that the Business loses some or substantially all of its assets to foreclosure as a result of these uncertainties.
Golf Revenue
Golf revenue from CEOC and Caesars’ affiliates includes reimbursement for below market-rate golf tee times and free play for certain casino guests. Included in golf revenue are market-rate fees received from public customers as well as discounted fees received from CEOC and Caesars-affiliated customers or associates. In addition, certain VIP casino guests play the golf courses for free. In these cases, the golf course receives amounts paid by CEOC and Caesars’ affiliates at an agreed upon rate for the free play provided to their VIP guests. The reimbursement for free play was approximately $170,000 for the three months ended March 31, 2017
There are additional variable golf fees provided by CEOC and Caesars’ affiliates based on revenue shortfalls necessary to cover the cost of operating the courses at a high level appropriate for casino guests. The variable fee is dependent upon the number of rounds played, the types of rounds played (market-rate or discounted rate), and costs incurred to allow the golf course to continue to offer golf as an amenity to its gaming customers. Variable golf fees included in golf revenue were approximately $733,000 for the three months ended March 31, 2017.
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
Note 2 — Liabilities Subject to Compromise
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
As of March 31, 2017, the Business had received 55 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. These proofs of claims include 9 claims that were carved out of the legal entities that own the Business and that have additional claims, which do not correspond to the Business. In addition, the Business has been assigned by the court an additional 12 claims. In the aggregate, total asserted liquidated proofs of claim for approximately $122.2 million had been filed against or assigned to the Business. Based on reasonable current estimates, the Business expects to ask the Bankruptcy Court to disallow 21 claims representing approximately $121.5 million of such claims. These claims are classified by the Business as amended and

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

replaced, duplicate, redundant or non-Debtor claims. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.
On October 6, 2017, the Business settled claims included in liabilities subject to compromise for $125,000 recognizing a reorganization gain of $124,000. In addition, approximately $5.1 million of claims are still disputed and unresolved and have been transferred to New CEOC for final resolution.
Note 3 — Income Taxes
Since Caesars Entertainment Outdoors did not have a formal tax sharing agreement in place with Caesars Entertainment for federal income tax purposes, Caesars Entertainment paid all of Caesars Entertainment Outdoors’ federal income taxes.
The tax benefit/expense for the three months ended March 31, 2017 is primarily related to the federal and state tax impact of the pre-tax book income/loss. As there was no pre-tax book income/loss recorded for Q1 2017, no tax benefit/expense was recorded for that period.
Note 4 — Related Party Transactions
We had transactions with CEOC resulting in net distributions of approximately $1,671,000 for the three months ended March 31, 2017. The net distributions were the result of cash generated by the operations of the Business and proceeds from the sale of assets, partially offset by amounts contributed by CEOC to fund capital improvements and capital lease obligations.
Related Party Fees and Expenses
The following amounts were recorded with respect to the related-party transactions described in this section:

		(In thousands)
Transaction type	Recorded as:	Three Months Ended March 31, 2017
Insurance expense	Administrative and other	$14
Allocation of indirect expenses from CEOC and Caesars’ affiliates (1)	Administrative and other	84
Golf revenue from CEOC and Caesars’ affiliates (2)	Golf revenue	903
Pass-through revenue with CEOC and Caesars’ affiliates (3)	Golf revenue	139
	Food and beverage revenue	16
	Retail and other revenue	25
_____________

(1)
The Statement of Operations included allocated overhead costs for certain functions historically performed by CEOC and Caesars’ affiliates, including allocations of direct and indirect operating and maintenance costs and expenses for procurement, logistics and general and administrative costs and expenses related to executive oversight, marketing, information technology, accounting, treasury, tax, and legal. These costs were allocated on the basis of either revenue or payroll costs.

(2)	See Business and Basis of Presentation - Golf Revenue.

(3)
Primarily includes transactions where CEOC and Caesars affiliates’ customers charge their golf, food and beverage and retail purchases directly to their hotel bill. Amounts collected from the customer by the hotel are remitted to the golf course.

Savings and Retirement Plans
CEOC maintained a defined contribution savings and retirement plan that allows certain employees of the Business to make pre-tax and after-tax contributions. Under the plan, participating employees could elect to contribute up to 50% of their eligible earnings, subject to IRS rules and regulations, and be eligible to receive a company match of up to $600. Participating employees became vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense, included in direct operating expenses and administrative and other expense, was approximately $16,000 for the three months ended March 31, 2017.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Note 5 — Litigation, Contractual Commitments and Contingent Liabilities
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
Operating Lease Commitments
The Business is liable under operating leases for land at the Cascata golf course, equipment and other miscellaneous assets, which expire at various dates through 2039. Total rental expense under these agreements included in direct golf operating expenses and property costs in our Statement of Operations was approximately $211,000 for the three months ended March 31, 2017.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2017 are as follows:

(In thousands)
Operating Leases
2017	$645
2018	873
2019	891
2020	908
2021	926
2022 and thereafter	18,911
Total minimum rental commitments	$23,154

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Other Commitments
The Business utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Total expense under these agreements included in direct golf operating expenses in the Statements of Operations were approximately $796,000 for the three months ended March 31, 2017.
The future commitments relating to these agreements at March 31, 2017 are as follows:

(In thousands)
Maintenance Agreements
2017	$2,128
2018	2,969
2019	225
Total maintenance agreement commitments	$5,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three months ended March 31, 2018 should be read in conjunction with the financial statements and related notes thereto and other financial information contained elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes for the period ended December 31, 2017, which were included in our Annual Report on Form 10-K.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements such as “anticipate,” “believe,” “estimate,”
“expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, constitute “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements are based on our current plans, expectations and projections about future events. We caution you therefore against relying on any of these forward-looking statements. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed in or implied by such forward-looking statements.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:

•
our dependence on subsidiaries of Caesars as tenant of our properties and Caesars or its subsidiaries as guarantor of the lease payments and the consequences any material adverse effect on their business could have on us;

•	our dependence on the gaming industry;

•
our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity level U.S. Federal income taxes;

•	the impact of extensive regulation from gaming and other regulatory authorities;

•	the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties;

•	the possibility that the tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases;

•	restrictions on our ability to sell our properties subject to the Lease Agreements;

•	Caesars’ historical results may not be a reliable indicator of its future results;

•	our historical financial information may not be reliable indicators of future results of operations and financial condition;

•	our inability to achieve the expected benefits from operating as a company independent of Caesars;

•	our reliance on distributions received from our Operating Partnership to make distributions to our stockholders due to our being a holding company;

•	our dividend yield could be reduced if we were to sell any of our properties in the future;

•	there can be no assurance that we will be able to make distributions to shareholders of our common stock or maintain anticipated level of distributions over time;

•	the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities;

•	the impact of changes to the U.S. Federal income tax laws;

•	the possibility of foreclosure of our properties if we are unable to meet required debt service payments;

•	the impact of a rise in interest rates on us;

•	our substantial amount of indebtedness and ability to service and refinance such indebtedness;

•	limits on our operational and financial flexibility imposed by our debt agreements;

•	our inability to successfully pursue investments in, and acquisitions of, additional properties;

•	the impact of natural disasters or terrorism on our properties;

•	the loss of the services of key personnel;

•	the inability to attract, retain and motivate employees;

•	the costs and liabilities associated with environmental compliance;

•	failure to establish and maintain an effective system of integrated internal controls;

•	the costs of operating as a public company;

•	our inability to operate as a stand-alone company;

•	our inability to qualify or maintain our qualification for taxation as a REIT;

•	our management team’s limited experience operating as a company that intends to qualify for taxation as a REIT;

•	competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and

•
additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our reports on Form 10-K and Form 8-K and subsequent reports on Form 10-Q.

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
OVERVIEW
VICI is a Maryland corporation that was created to hold certain real estate assets owned by Caesars Entertainment Operating Company (“CEOC”), upon CEOC’s emergence from bankruptcy. Pursuant to CEOC’s Plan of Reorganization, on October 6, 2017, the historical business of CEOC was separated by means of a spin-off transaction whereby the real property assets of CEOC and certain of its subsidiaries, including four golf course businesses, were transferred through a series of transactions to VICI.

VICI is an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio consists of 20 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across more than 36 million square feet, our well-maintained properties are located in nine states, contain nearly 14,500 hotel rooms and feature over 150 restaurants, bars and nightclubs. Our portfolio also includes approximately 34 acres of undeveloped land adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip. As a growth focused public real estate company, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

We believe we have a mutually beneficial relationship with Caesars, a leading owner and operator of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing assets and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth.

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

We intend to elect and qualify to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2017. We believe our election of REIT status combined with the income generation from the Lease Agreements will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth.
The financial information included in this Form 10-Q are the consolidated results of VICI (including the real property business and the golf course business) for the three months ended March 31, 2018. Other financial information included in Part I Item 1 of this Quarterly Report on Form 10-Q are the historical combined Financial Statements of Caesars Entertainment Outdoor, the golf course business owned by CEOC until Formation Date. The financial information included for Caesars Entertainment Outdoor includes the three months ended March 31, 2017.
SIGNIFICANT ACTIVITIES DURING THE QUARTER
Impact of Initial Public Offering
On February 5, 2018, the Company completed an initial public offering of 69,575,000 shares of common stock (which included 9,075,000 shares of common stock related to the overallotment option exercised by the underwriters in full) at an offering price of $20.00 per share for gross proceeds of $1,391.5 million, resulting in net proceeds of approximately $1,307.1 million after commissions and expenses. The Company utilized a portion of the net proceeds from the stock offering to: (a) pay down $300.0 million of indebtedness outstanding under the Revolving Credit Facility; (b) redeem $268.4 million in aggregate principal amount of the Second Lien Notes at a redemption price of 108% plus accrued and unpaid interest to the date of the redemption; and (c) repay $100.0 million in aggregate principal amount of the Term Loan B Facility.
The impact of these subsequent payments of debt decreased our weighted average contractual interest rate on outstanding debt from 4.64% at December 31, 2017 to 4.54% at March 31, 2018 and decreased our 2018 debt service requirements from $249.3 million to $220.1 million.
DISCUSSION OF OPERATING RESULTS
Segments
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment. The results of each reportable segment presented below are consistent with the way VICI management assesses these results and allocates resources, which is a consolidated view that adjusts for the impact of certain transactions between reportable segments within VICI.
Revenue
For the three months ended March 31, 2018, our revenue was $218.3 million and was comprised of $211.5 million from our real property business and $6.8 million from our golf course business.
Real Property Business Revenue
Real property business revenue of $211.5 million was generated from rent and reimbursements of property taxes, pursuant to the leases with Caesars, including the HLV Lease which became effective in December 2017. Real property business revenue for the three months ended March 31, 2018, was comprised of $182.0 million of earned income from direct financing leases, $12.2 million of rental income from operating leases and $17.2 million of property taxes paid by our tenants on the leased properties.
For the three months ended March 31, 2018, cash received under our lease agreements was $174.1 million, including $53.2 million received for April 2018 rent. Cash received under our lease agreements excludes $60.4 million for January 2018 rent, as this cash was received at the end of 2017.
Golf Course Business Revenue
For the three months ended March 31, 2018 and 2017, golf course business revenue was $6.8 million and $4.6 million, respectively. In October 2017, we entered into a Golf Course Use Agreement with Caesars. Revenue for the three months ended March 31, 2018 earned pursuant to that agreement included $2.5 million from the Caesars membership fee and accounted for most of the increase.
Revenue for the three months ended March 31, 2018 and 2017 also included $0.4 million and $0.5 million of food and beverage; and $0.4 million and $0.5 million from merchandise sales and other, respectively.
Operating Expenses
General and Administrative Expenses
For the three months ended March 31, 2018, general and administrative expenses were $7.3 million, comprised primarily of $4.0 million of legal and professional fees; $ 2.0 million of compensation costs; and $0.5 million of franchise and other taxes.
On March 15, 2018, the Company announced its intentions to relocate the Company’s corporate headquarters from Las Vegas, NV to New York, NY. In connection with that office move, the Company recorded in General and administrative expenses for the three months ended March 31, 2018, $0.5 million of severance costs for certain employees not expecting to relocate. In addition, the Company incurred certain non-recurring costs including $0.5 million in professional fees and $0.3 million in executive recruiting costs.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $23.0 million during the three months ended March 31, 2018, primarily resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes at a redemption price of 108%.
Property Taxes
Property taxes paid or reimbursed by our tenants were $17.2 million for the three months ended March 31, 2018.
Golf-related Expenses
Golf-related expenses totaled $4.1 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively.
In addition, $0.9 million and $0.8 million of depreciation expense was incurred by the golf business during the three months ended March 31, 2018 and 2017, respectively.
Interest Expense
During the three months ended March 31, 2018, we incurred $52.9 million of interest expense from our borrowing obligations based upon a weighted average interest rate of 4.65% versus a weighted average interest rate of 5.19% for the period ended December 31, 2017. We paid cash interest costs of $47.1 million during the three months ended March 31, 2018. See “Liquidity and Capital Resources” below for more information.

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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by The National Association of Real Estate Investment Trusts (“NAREIT”), we define FFO as net income (or loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation. AFFO is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distributions from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding or subtracting from FFO direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), impairment charges on non-real estate assets, amortization of capitalized leasing costs and debt extinguishment gains and losses. We define Adjusted EBITDA as net income as adjusted for gains (or losses) from sales of property, real estate depreciation, direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), impairment charges on non-real estate assets, amortization of capitalized leasing costs, debt extinguishment gains and losses, provision for income taxes and interest expense, net.
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
Reconciliation of FFO, AFFO and Adjusted EBITDA

(In thousands)	For the Three Months Ended March 31, 2018
Net income attributable to common shareholders	$112,122
Real estate depreciation	—
FFO	112,122
Direct financing lease adjustments attributable to common shareholders	(12,914)
Loss on extinguishment of debt	23,040
Non-cash stock compensation	391
Amortization of debt issuance costs and original issue discount	1,494
Other depreciation	906
AFFO	125,039
Interest expense, net	49,703
Income tax expense	384
Adjusted EBITDA	$175,126

LIQUIDITY AND CAPITAL RESOURCES
General
VICI intends to use funds for payment of operating expenses, cash distributions, principal and interest on our outstanding indebtedness and other investments. We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, cash received under our lease agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities. As of March 31, 2018, our cash balance was $918.2 million, our restricted cash balance was $13.8 million, and $400.0 million was available for future borrowings under our Revolving Credit Facility.
Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2018:

(In thousands)	Three Months Ended March 31, 2018
Cash, cash equivalents and restricted cash
Provided by operating activities	$122,483
Used in investing activities	(345)
Provided by financing activities	612,479
Net increase in cash, cash equivalents and restricted cash	734,617
Balance at December 31, 2017	197,406
Balance at March 31, 2018	$932,023
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $122.5 million for the three months ended March 31, 2018 with the primary source being from cash rent collected by our leasing operations of $174.1 million and the primary uses being $47.1 million cash paid for interest on our debt obligations and $21.5 million premium paid on the redemption of our Second Lien Notes. The remaining change in cash provided by operating activities was amounts paid for our general and administrative costs offset by cash generated by our golf course business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $0.3 million for the three months ended March 31, 2018 and was for the purchase of property and equipment used in golf operations.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $612.5 million for the three months ended March 31, 2018.
The primary sources of cash from financing activities include:

•	Gross proceeds from our initial public offering of $1,391.5 million of our common stock
The primary uses of cash from financing activities include:

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $268.4 million in aggregate principal amount of our Second Lien Notes; and

•	Costs of $84.5 million related to our initial public offering.
Capital Expenditures
As described in our leases, capital expenditures for properties under our leases with Caesars are the responsibility of the tenants.

Debt
Activity During Quarter
In February 2018, the Company utilized a portion of the net proceeds from our initial public offering to: (a) pay down $300.0 million of indebtedness outstanding under the Revolving Credit Facility; (b) redeem $268.4 million in aggregate principal amount of the Second Lien Notes at a redemption price of 108% plus accrued and unpaid interest to the date of the redemption; and (c) repay $100.0 million of the Term Loan B Facility.

At their inception, the Revolving Credit Facility and Term Loan B Facility bore interest at LIBOR plus 2.25%; provided that following an underwritten public offering of the equity interests of any parent entity of VICI PropCo which results in such equity interests being listed on a national securities exchange and generates gross cash proceeds of at least $500.0 million, such interest rate will be reduced by 25 basis points. As a result of our successful initial public offering which generated gross cash proceeds of $1,391.5 million, the interest rate on this debt was reduced to LIBOR plus 2.00% on February 5, 2018.
Covenants
At March 31, 2018, the Company was in compliance with all required debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock.

On March 15, 2018, we announced a pro-rated quarterly cash dividend of $0.16 per share of common stock for the period from
February 5, 2018 to March 31, 2018. The dividend is pro-rated for the period commencing upon the closing of the Company’s initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.
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
We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid or otherwise minimize paying entity level Federal income or excise tax (other than at any TRS of ours). We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. In particular, during the first several years of our current leases, rental income will be allocated for tax purposes generally in an amount greater than cash rents. Further, we may generate REIT taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the period ended December 31, 2017. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At March 31, 2018, we had $4,148.5 million aggregate principal amount of outstanding indebtedness. Approximately $2,100.0 million of our indebtedness has variable interest rates. A one percent increase or decrease in the annual interest rate on our variable rate borrowings of $2,100.0 million would increase or decrease our annual cash interest expense by approximately $21.0 million.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, from time to time, the Company may be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those factors for the three months ended March 31, 2018.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On January 31, 2018, our Registration Statement on Form S-11, as amended (Commission File No. 333-221997) and our Registration Statement on Form S-11MEF (Commission File No. 333-222806) were declared effective by the SEC, pursuant to which we sold a total of 69,575,000 shares of our common stock at a price per share of $20.00, for an aggregate offering price of $1.3915 billion (the “Offering”) before fees, expenses and commissions. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as principal representatives of the underwriters in the Offering. The Offering was completed on February 5, 2018, after sales of all 69,575,000 shares of common stock (inclusive of the full exercise by the underwriters of their overallotment option to purchase 9,075,000 additional shares of common stock). There has been no material change in the planned use of proceeds from our Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 2, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.        Exhibits

Exhibit Number	Exhibit Description	Filed Herewith

10.1	Second Amendment to Lease (Non-CPLV) dated as of February 16, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	X

10.2	Third Amendment to Lease (Non-CPLV) dated as of April 2, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	X

10.3
First Amendment to Golf Course Use Agreement, dated as of April 20, 2018 by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, and Grand Bear LLC, Caesars Enterprise Services LLC, CEOC, LLC, and solely for certain sections referenced therein, Caesars License Company, LLC.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 4, 2018
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID KIESKE	Chief Financial Officer	May 4, 2018
David Kieske	(Principal Financial Officer)

/S/ KENNETH J. KUICK	Chief Accounting Officer	May 4, 2018
Kenneth J. Kuick	(Principal Accounting Officer)