Form 10-Q
period 2018-06-30
VICI PROPERTIES INC.
filed 2018-08-02
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
430 Park Avenue, 8th Floor New York, New York 10022
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (646) 949-4631
 _________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, the registrant had 370,151,498 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Real estate portfolio:
Investments in direct financing leases, net	$8,294,753	$8,268,643
Investments in operating leases	1,110,400	1,110,400
Land	73,600	73,600
Property and equipment used in operations, net	73,029	74,300
Cash and cash equivalents	940,740	183,646
Restricted cash	13,808	13,760
Short-term investments	39,906	—
Other assets	18,467	15,363
Total assets	$10,564,703	$9,739,712

Liabilities
Debt, net	$4,120,141	$4,785,756
Accrued interest	14,254	21,595
Deferred financing liability	73,600	73,600
Deferred revenue	71,961	68,117
Dividends payable	97,107	—
Other liabilities	10,979	10,562
Deferred income taxes	3,718	3,718
Total liabilities	4,391,760	4,963,348

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 370,149,921 and 300,278,938 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,701	3,003
Additional paid-in capital	5,953,104	4,645,824
Accumulated other comprehensive income	(4,640)	—
Retained earnings	137,444	42,662
Total VICI stockholders’ equity	6,089,609	4,691,489
Non-controlling interests	83,334	84,875
Total stockholders’ equity	6,172,943	4,776,364
Total liabilities and stockholders’ equity	$10,564,703	$9,739,712

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues
Income from direct financing leases	$182,319	$364,355
Income from operating leases	12,209	24,418
Tenant reimbursement of property taxes	18,932	36,175
Golf operations	7,515	14,303
Revenues	220,975	439,251

Operating expenses
General and administrative	7,160	14,468
Depreciation	922	1,828
Property taxes	18,932	36,175
Golf operations	4,513	8,608
Total operating expenses	31,527	61,079
Operating income	189,448	378,172

Interest expense	(51,440)	(104,314)
Interest income	3,799	5,477
Loss from extinguishment of debt	—	(23,040)
Income before income taxes	141,807	256,295
Income tax expense	(448)	(832)
Net income	$141,359	$255,463
Less: Net income attributable to non-controlling interests	(2,315)	(4,297)
Net income attributable to common stockholders	$139,044	$251,166

Net income per common share
Basic	$0.38	$0.70
Diluted	$0.38	$0.70

Dividends declared per common share	$0.2625	$0.4225

Weighted average number of common shares outstanding
Basic	369,932,843	356,454,441
Diluted	369,991,738	356,491,047

Other comprehensive income
Net income attributable to common stockholders	$139,044	$251,166
Unrealized loss on cash flow hedges	(4,640)	(4,640)
Comprehensive income attributable to common stockholders	$134,404	$246,526
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	251,166	251,166	4,297	255,463
Issuance of common stock from Initial Public Offering	695	1,306,424	—	—	1,307,119	—	1,307,119
Distributions to non-controlling interests	—	—	—	—	—	(5,838)	(5,838)
Dividends declared	—	—	—	(156,384)	(156,384)	—	(156,384)
Share-based compensation	3	856	—	—	859	—	859
Unrealized loss on cash flow hedges	—	—	(4,640)	—	(4,640)	—	(4,640)
Balance at June 30, 2018	$3,701	$5,953,104	$(4,640)	$137,444	$6,089,609	$83,334	$6,172,943

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Six Months Ended June 30, 2018
Cash flows from operating activities
Net income	$255,463
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing lease adjustments	(26,110)
Share-based compensation	859
Depreciation	1,828
Amortization of debt issuance costs and original issue discount	2,982
Loss on extinguishment of debt	23,040
Change in operating assets and liabilities:
Other assets	(3,679)
Accrued interest	(7,341)
Deferred revenue	3,844
Other liabilities	(4,223)
Net cash provided by operating activities	246,663

Cash flows from investing activities
Investments in short-term commercial paper	(39,906)
Acquisition of property and equipment, net of change in related payables	(557)
Net cash used in investing activities	(40,463)

Cash flows from financing activities
Proceeds from initial public offering of common stock	1,307,119
Payment of Term Loan B Facility	(100,000)
Payment of Revolving Credit Facility	(300,000)
Payment of Second Lien Notes	(290,058)
Debt issuance costs	(1,003)
Distributions to non-controlling interests	(5,838)
Dividends paid	(59,278)
Net cash provided by financing activities	550,942

Net increase in cash, cash equivalents and restricted cash	757,142
Cash, cash equivalents and restricted cash, beginning of period	197,406
Cash, cash equivalents and restricted cash, end of period	$954,548

Supplemental cash flow information:
Cash paid for interest	$107,822
Cash paid for income taxes	$1,024
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$97,107
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words ”VICI,” the “Company,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, on a consolidated basis, unless otherwise stated or the context requires otherwise.
We refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheet,” (iii) our Consolidated Statements of Operations and Comprehensive Income as our “Statement of Operations,” and (iv) our Consolidated Statement of Cash Flows as our “Statement of Cash Flows.” References to numbered “Notes” refer to the Notes to our Consolidated Financial Statements.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to October 6, 2017 (the “Formation Date”), and following the Formation Date, CEOC, LLC, a Delaware limited liability company and its subsidiaries. CEOC is a subsidiary of Caesars.
“Caesars” or “CEC” refers to Caesars Entertainment Corporation and its subsidiaries.

“VICI PropCo” or “PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of VICI.
The “Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“CPLV Lease” refers to the lease agreement for Caesars Palace Las Vegas; “Joliet Lease” refers to the lease agreement for the facilities in Joliet, Illinois; and the “Non-CPLV Lease” refers to the lease agreement for regional properties other than the facilities in Joliet, Illinois (collectively, the “Formation Lease Agreements”); “HLV Lease” refers to the lease agreement for the Harrah’s Las Vegas facilities. “Lease Agreements” refer collectively to the CPLV Lease, the Non-CPLV Lease, the Joliet Lease and the HLV Lease, unless the context otherwise requires.
Note 1 — Business and Basis of Presentation
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 20 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. We currently lease our properties to subsidiaries of Caesars. We also own and operate four championship golf courses located near certain of our properties.
We intend to make an election on our federal income tax return for the taxable year ended December 31, 2017 to be treated as a real estate investment trust (“REIT”). We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC (“VICI Golf”).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures and information normally required in audited financial statements.
We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K and as updated from time to time in our other filings with the SEC.
All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation
The accompanying consolidated Financial Statements include our accounts and the accounts of our Operating Partnership, and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes a single variable interest entity (“VIE”) where we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary.
We present non-controlling interest and classify such interest as a component of consolidated stockholders’ equity, separate from VICI stockholders’ equity. Our non-controlling interest represents a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease.
Note 2 — Summary of Significant Accounting Policies
Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are stated at the lower of cost or market value. Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
Restricted cash is comprised of funds paid monthly by Caesars for the CPLV rent that are held in a restricted cash management account for the purpose of funding debt service or impositions related to CPLV debt issued by us. Once all debt service and impositions are paid out of restricted cash, the remaining funds are returned to our unrestricted operating account.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$940,740	$183,646
Restricted cash	13,808	13,760
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$954,548	$197,406
Fair Value Measurements
We measure the fair value of financial instruments based on assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.
Refer to Note 10—Fair Value for further information.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Financial Instruments
We record our derivative financial instruments as either Other assets or Other liabilities on our Balance Sheet at fair value.
The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. We formally document our hedge relationships and designation at the contract’s inception. This documentation includes the identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and our evaluation of the effectiveness of its hedged transaction.
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. If the hedge relationship is terminated, then the value of the derivative is recorded in Accumulated other comprehensive income and recognized in earnings when the cash flows that were hedged affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income on our consolidated financial statements.
We use derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Investments in Direct Financing and Operating Leases
Upon lease inception, we assess lease classification under ASC 840 “Leases” (“ASC 840”) to determine if the lease should be classified as capital or operating. If a lease is determined to be a capital lease, we further assess if it is a direct financing or sales-type lease as defined in ASC 840. For leases determined to be direct financing capital leases, upon execution of the lease transaction, the asset is classified to Investments in direct financing leases, net. For direct financing leases where the land represents greater than 25% of the fair value of the underlying asset, the land and building components of the lease are bifurcated and separately assessed for classification.
We have determined that all of our leases meet the definition of direct financing leases under ASC 840, with the exception of the land component of our investment in Caesars Palace Las Vegas and certain parcels of land contained in the Non-CPLV lease. We recognize the related income from our direct financing leases on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing leases will not equal income from direct financing leases. Rather, a portion of the cash rent we receive is recorded as Income from direct financing leases in our Statement of Operations and a portion is recorded as a change to the Investments in direct financing leases, net.
Initial direct costs incurred in connection with direct financing lease transactions are included in the balance of Investments in direct financing leases, net. Such amounts will be recognized as a reduction to Income from direct financing leases over the life of the lease using the effective interest method.
If and when an investment in direct financing leases is identified for impairment evaluation, we will apply the guidance in both ASC 310 “Receivables” (“ASC 310”) and ASC 360 “Property, Plant and Equipment” (“ASC 360”). Under ASC 310, the lease receivable portion of the net investment in direct financing lease is identified for impairment when it becomes probable that we will be unable to collect all rental payments associated with our investment in direct financing leases. Under ASC 360, the residual value portion of the net investment in direct financing leases is monitored for impairment under the same method we apply to real estate investments.
Under the operating lease model, as the lessor, at lease inception the land is recorded as Investments in operating leases in our Balance Sheet and we record income from operating leases on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying our incremental borrowing rate to the value of the land. We record this lease income as Income from operating leases in our Statement of Operations. The land is assessed for impairment on a quarterly basis under ASC 360.
There were no impairments identified on our real estate portfolio as of June 30, 2018.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Concentrations of Credit Risk
All of our real estate holdings (other than VICI Golf ) are currently leased by us to CEOC or other affiliates of Caesars, and most of our revenues are derived from the Lease Agreements that we have with CEOC or other affiliates of Caesars. Other than having a single tenant from which we will derive most of our revenue, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Recently Issued Accounting Pronouncements
Accounting Standard Update (“ASU”) No. 2017-12 - Derivatives and Hedging (Topic 815) - August 2017: The amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The transition guidance provides the option of early adoption using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted this guidance in the current quarter in connection with the cash flow hedges that we entered into in April 2018. Since we did not hold any derivatives prior to the quarter ended June 30, 2018, the adoption of this guidance had no impact on our Financial Statements.
ASU No. 2016-02 - Leases (Topic 842) - February 2016 (as amended through July 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. We are evaluating the impact of adopting this new standard on our Financial Statements but do not expect the adoption of the new guidance to have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues.
Note 4 — Property Transactions

2018 Transactions

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Octavius Tower and Harrah’s Philadelphia
On May 8, 2018, we entered into a non-binding letter of intent (the “Letter of Intent”) with Caesars related to our acquisition of two real estate assets owned by Caesars, as well as certain modifications to the Formation Lease Agreements. Subsequent to the end of the quarter, on July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to a stand-alone lease, which provides for annual rent of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year renewal options. In addition, on July 11, 2018, we entered into a definitive agreement with respect to the other transactions contemplated by the Letter of Intent, including the acquisition of all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price will be reduced by $159.0 million to reflect the aggregate net present value of the contemplated modifications to the Lease Agreements, resulting in cash consideration of $82.5 million. In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease and the CPLV Lease will be amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the terms of such leases as amended. The HLV Lease and the Joliet Lease will also be modified at such time to achieve consistency with the other Lease Agreements.
The acquisition of Harrah’s Philadelphia and the entry into the contemplated modifications to the Lease Agreements are expected to close during the fourth quarter of 2018, and are subject to certain customary closing conditions, including obtaining certain regulatory approvals and requisite lender and holder consents under the documents governing certain of our outstanding debt obligations. We can provide no assurances that the acquisition of Harrah’s Philadelphia and the contemplated modifications to the Lease Agreements will be consummated on the terms or timeframe described herein, or at all. Further, the definitive documentation

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

governing these acquisitions contemplates a put right held by us and a call right held by Caesars, pursuant to which Caesars may reacquire Octavius Tower under certain circumstances in the event that the acquisition of Harrah’s Philadelphia is not consummated.
Purchase of Margaritaville Resort Casino
On June 18, 2018, we entered into definitive agreements pursuant to which we will acquire the land and real estate assets of the Margaritaville Resort Casino (“Margaritaville”), located in Bossier City, Louisiana, for $261.1 million. Penn National Gaming, Inc. (“Penn National”) will acquire the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we will enter into a triple-net lease agreement with a subsidiary of Penn National. The lease will have an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second half of 2018. However, we can provide no assurances that the transaction will be consummated on the terms or timeframe described herein, or at all.

2017 Transactions

Our significant activities in 2017, in reverse chronological order, are as follows:
Purchase of Harrah’s Las Vegas Real Estate
In December 2017, we completed a transaction with Caesars, pursuant to which we acquired all of the land and real property improvements associated with the property commonly known as Harrah’s Las Vegas Hotel & Casino (“Harrah’s Las Vegas” or “HLV”) for a purchase price of $1.1 billion.
At closing, we entered into the HLV Lease, whereby Caesars leased back Harrah’s Las Vegas from us. Under the terms of the HLV Lease, Caesars is responsible for ongoing costs relating to the property, including property taxes, insurance, and maintenance and repair costs that arise from the use of the property and are required to continue to invest in the property and related equipment. The HLV Lease has an initial 15-year term with four five-year renewal terms exercisable at the option of the lessee (subject to certain conditions) and provides for a fixed base rent for each of the first seven years of the lease term equal to $87.4 million annually. We recorded this purchase using the direct financing lease method on our Balance Sheet.
Sale of Eastside Property
In December 2017, we sold to Caesars approximately 18.4 acres of certain parcels located in Las Vegas, Nevada, east of Harrah’s Las Vegas (“Eastside Property”). The sales price for the Eastside Property was $73.6 million.
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
Due to the put/call option on the land parcels, as described below, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, at December 31, 2017, we reclassified $73.6 million from Investment in operating leases to Land. Additionally, we recorded a $73.6 million Deferred financing liability on our Balance Sheet.
Put/Call Agreement
The Eastside Property may in the future be improved by a convention center (the “Convention Center Property”). Accordingly, we entered into a put/call agreement with Caesars, which provides both parties with certain rights and obligations including: (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Convention Center Property (the “Put Right”); (ii) if Caesars exercises the Put Right and, among other things, the sale of the Convention Center Property to us does not close for certain reasons more particularly described in the put/call agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars; and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Convention Center Property.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Amended and Restated Right of First Refusal Agreement
Simultaneously with the sale of the Eastside Property, we also entered into an Amended and Restated Right of First Refusal Agreement with Caesars pursuant to which we will have a right, subject to certain exclusions, (i) to acquire (and lease to Caesars) any of the gaming facilities of Centaur Holdings, LLC, which are proposed to be acquired by Caesars, (ii) to acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (iii) to acquire certain income-producing improvements if built by Caesars in lieu of a large-scale convention center on the Eastside Property, subject to certain exclusions.
The Amended and Restated Right of First Refusal Agreement also contains a right of first refusal in favor of Caesars, pursuant to which Caesars will have the right to lease and manage any domestic gaming facility located outside of Greater Las Vegas, proposed to be acquired or developed by us that is not: (i) any asset that is then subject to a pre-existing lease, management agreement or other contractual restriction that was not entered into in contemplation of such acquisition or development and which (x) was entered into on arms’ length terms and (y) would not be terminated upon or prior to closing of such transaction, (ii) any transaction for which the opco/propco structure would be prohibited by applicable laws, rules or regulations or which would require governmental consent, approval, license or authorization (unless already received), (iii) any transaction structured by the seller as a sale-leaseback, (iv) any transaction in which we and/or our affiliates will not own at least 50% of, or control, the entity that will own the gaming facility, and (v) any transaction in which we or our affiliates propose to acquire a then-existing gaming facility from ourselves or our affiliates.
In the event that the foregoing rights are not exercised by us or Caesars and CEOC, as applicable, each party will have the right to consummate the subject transaction without the other’s involvement, provided the same is on terms no more favorable to the counterparty than those presented to us or Caesars and CEOC, as applicable, for consummating such transaction.
Option Properties
Call Right Agreements
On the Formation Date, we entered into certain call right agreements, which provide us with the opportunity to acquire Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin from Caesars. We can exercise the call rights within five years from the Formation Date by delivering a request to the applicable owner of the property containing evidence of our ability to finance the call right. The purchase price for each property will be 10 multiplied by the initial property lease rent for the respective property, with the initial property lease rent for each property being the amount that causes the ratio of (x) EBITDAR of the property for the most recently ended four-quarter period for which financial statements are available to (y) the initial property lease rent to equal 1.67.
Note 5 — Real Estate Portfolio
Our real estate portfolio consisted of the following as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Minimum lease payments receivable under direct financing leases (1)	$28,963,921	$29,302,166
Estimated residual values of leased property (not guaranteed)	1,987,651	1,987,651
Gross investment in direct financing leases	30,951,572	31,289,817
Unamortized initial direct costs	—	—
Less: Unearned income	(22,656,819)	(23,021,174)
Investment in direct financing leases, net	8,294,753	8,268,643
Investment in operating leases (2)	1,110,400	1,110,400
Land (3)	73,600	73,600
Total Real estate portfolio	$9,478,753	$9,452,643
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain land parcels contained in the Non-CPLV lease.
(3) Represents our investment in the Eastside Property. Refer to Note 4—Property Transactions.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table details the components of our income from direct financing and operating leases:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Income from direct financing leases	$182,319	$364,355
Income from operating leases	12,209	24,418
Total leasing revenue	194,528	388,773
Less: Direct financing lease adjustment (1)	(13,197)	(26,110)
Total contractual leasing revenue	$181,331	$362,663
____________________
(1) Amounts represent the adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At June 30, 2018, minimum lease payments owed to us for each of the five succeeding years under direct financing and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2018 (remaining)	$363,213
2019	730,060
2020	734,320
2021	738,656
2022	744,647
Thereafter	27,329,701
Total	$30,640,597
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, including renewal options, for both operating and direct financing leases at June 30, 2018 was 34.4 years.
Rent Escalators
The Lease Agreements each provide for an initial term of 15 years with four, five-year renewal options. The rent payable under each of the Lease Agreements is subject to escalation, as follows (i) with respect to the CPLV Lease and HLV Lease, the rent escalation begins in lease year two; and (ii) with respect to the Joliet Lease and Non-CPLV Lease, rent escalation begins in lease year six. After commencement of the lease escalation in the applicable lease year, the amount by which the rent is increased under each Lease Agreement is determined at the start of each lease year. Calculation of the rent escalation under the Formation Leases is based upon a consumer price index (as specified in the relevant Lease Agreement, “CPI”), subject to a 2.0% floor. Rent escalation under the HLV Lease is fixed at 1.0% in years two through five and, thereafter, is calculated based upon CPI, subject to a 2.0% floor (contingent upon satisfaction of an EBITDAR to rent ratio). In addition, each of the Lease Agreements provides for a portion of the rent thereunder to be designated as variable rent with periodic variable rent resets following lease year seven and lease year ten, and at the commencement of any renewal term, in each case, based on the net revenue of the Tenant (as defined under the applicable Lease Agreement) at such time, and with the balance of the rent amount designated as base rent and continuing to be subject to the annual escalators as described above.
Any amounts representing rents in excess of the CPI floors specified above, or the variable portion of rent, are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2018.
The lease provisions as described here are subject to change based upon modifications to the Lease Agreements contemplated in connection with the closing of the acquisition of Harrah’s Philadelphia, as described in Note 4.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Property and Equipment Used in Operations, Net
Property and equipment used in operations is primarily attributable to golf operations land, building and improvements and consists of the following:

(In thousands)	June 30, 2018	December 31, 2017
Land and land improvements	$58,223	$57,901
Buildings and improvements	14,572	14,572
Furniture and equipment	2,813	2,578
Total property and equipment used in operations	75,608	75,051
Less: accumulated depreciation	(2,579)	(751)
Total property and equipment used in operations, net	$73,029	$74,300

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Depreciation expense	$922	$1,828
Note 7 — Other Liabilities
The following table details the components of our other liabilities:

(In thousands)	June 30, 2018	December 31, 2017
Accounts payable	$1,317	$5,207
Accrued payroll and other compensation	2,506	2,559
Derivative liability	4,640	—
Other accrued expenses	2,516	2,796
Total other liabilities	$10,979	$10,562

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8— Debt
The following tables detail our debt obligations as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) (2)	2022	L + 2.00%	$—	$—
First Lien Senior Secured Term Loan (“Term Loan B Facility”) (3)(4)	2024	L + 2.00%	2,100,000	2,071,661
Second Priority Senior Secured Notes (“Second Lien Notes”) (5)	2023	8.00%	498,480	498,480
CPLV Debt
CMBS Debt (the “CPLV CMBS Debt”) (6)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,120,141

($ in thousands)	December 31, 2017
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2022	L + 2.25%	$300,000	$300,000
Term Loan B Facility (3)(4)	2024	L + 2.25%	2,200,000	2,168,864
Second Lien Notes (5)	2023	8.00%	766,892	766,892
CPLV Debt
CPLV CMBS Debt (6)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,816,892	$4,785,756
____________________

(1)	Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)	Interest on any outstanding balance is payable monthly. Any unused balance is subject to a 0.5% commitment fee paid quarterly.

(3)
Interest is payable monthly. On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt at 2.8297%.

(4)	Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(5)	Interest is payable semi-annually.

(6)	Interest is payable monthly.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table is a schedule of future minimum repayments of our debt obligations as of June 30, 2018:

(In thousands)	Future Minimum Repayments
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	1,560,000
Thereafter	2,588,480
Total minimum repayments	$4,148,480
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) comprised of a $2.2 billion Term Loan B Facility and a $400.0 million Revolving Credit Facility, $300.0 million of which was borrowed (the Term Loan B Facility and the Revolving Credit Facility together, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%, as contemplated by the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. Commencing with the first full fiscal quarter ended after December 22, 2017, the closing date under the Credit Agreement, if there is 30% utilization of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis is required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement.
The Senior Secured Credit Facilities are collateralized by 17 of our properties and one parcel of land. The Senior Secured Credit Facilities may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and are subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness.
In February 2018, we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the principal amount outstanding on the Term Loan B Facility. Under the Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018 the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 9—Derivatives for further discussion of our interest rate swap agreements related to the Term Loan B Facility.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CPLV CMBS Debt
The CPLV CMBS Debt was incurred in October 2017 pursuant to a loan agreement (the “CMBS Loan Agreement”), and is secured by a first priority lien on all of the assets of CPLV Property Owner LLC, as borrower (“CPLV Borrower”), subject only to certain encumbrances as set forth in the CMBS Loan Agreement and including CPLV Borrower’s (1) fee interest (except as provided in (2)) in and to Caesars Palace Las Vegas, (2) leasehold interest with respect to Octavius Tower, and (3) interest in the CPLV Lease and all related agreements, including the Lease Agreements. The CPLV CMBS Debt bears interest at 4.36% per annum. The CPLV CMBS Debt is evidenced by one or more promissory notes and secured by, among other things, a mortgage, deed of trust or other similar security instrument that creates a mortgage lien on the fee and/or leasehold interest of the CPLV Borrower.
The CMBS Loan Agreement contains certain covenants limiting CPLV Borrower’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.
Second Lien Notes
The Second Lien Notes were issued in October 2017, pursuant to an indenture (the “Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes are guaranteed by each of the Issuers’ existing and subsequently acquired wholly-owned material domestic restricted subsidiaries and secured by a second priority lien on substantially all of the Issuers’ and such restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI or certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Indenture or are guarantors of the Second Lien Notes.
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
The Second Lien Notes were redeemable at the option of the Issuers, with the option to redeem up to 35% of the original aggregate principal amount thereof with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed. In February 2018, we used a portion of the proceeds from our initial public offering to redeem $268.4 million of the Second Lien Notes, which represented 35% of the original aggregate principal amount, at a redemption price of 108% plus accrued and unpaid interest to the date of redemption. Due to the paydown of the debt, we recognized a loss on extinguishment of debt of $23.0 million during the three months ended March 31, 2018, the majority of which relates to the premium paid on the redemption price.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2018, we are in compliance with all required covenants under our debt obligations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

($ in thousands)	June 30, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
As of June 30, 2018, the interest rate swaps are in net unrealized loss positions and are recognized within Other liabilities. For the three and six months ended June 30, 2018 the amount recorded in other comprehensive income related to the derivative instruments was an unrealized loss of $4.6 million. For the three and six months ended June 30, 2018, we recorded interest expense of $1.4 million related to the swap agreements.
Note 10 — Fair Value
The estimated fair values of our financial instruments that are measured on a recurring basis at June 30, 2018 are as follows:

	June 30, 2018
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Short-term investments	39,906	39,906
Financial liabilities:
Derivative instruments - interest rate swaps	$4,640	$4,640
The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820. Short-term investments approximate their carrying value due to the short term maturity of these instruments.
The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$940,740	$940,740	$183,646	$183,646
Restricted cash	13,808	13,808	13,760	13,760
Financial liabilities:
Debt
Revolving Credit Facility	$—	$—	$300,000	$300,000
Term Loan B Facility	2,071,661	2,086,875	2,168,864	2,200,000
Second Lien Notes	498,480	550,820	766,892	853,167
CPLV CMBS Debt	1,550,000	1,546,167	1,550,000	1,559,486

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy. The fair value of our cash, cash equivalents and restricted cash approximate their carrying value due to the short term maturity of these instruments.
Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2039 and (ii) offices in Las Vegas, Nevada; New Orleans, Louisiana; and New York, New York, which expire in 2018, 2019 and 2020, respectively. Total rental expense under these agreements, included in golf operations and general and administrative expenses in our Statement of Operations, was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2018 are as follows:

(In thousands)	Lease Commitments
2018 (remaining)	$672
2019	1,242
2020	983
2021	933
2022	951
Thereafter	17,865
Total minimum lease commitments	$22,646
Other golf operations commitments
VICI Golf utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Expenses under these agreements are recorded as a component of golf operation expenses in our Statement of Operations and were approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively.
Total commitments relating to golf operations maintenance agreements at June 30, 2018 are as follows:

(In thousands)	Golf Operations Maintenance Agreements
2018 (remaining)	$1,396
2019	225
Total golf operations maintenance agreement commitments	$1,621
Other Contractual Commitments
As discussed in Note 4—Property Transactions, pursuant to the Eastside Property sale agreement, Caesars is responsible for the remediation of the flood plain mechanism on the Eastside Property. The costs of the remediation work will be borne fifty percent (50%) by us and fifty percent (50%) by Caesars, pari passu, until such time as the total cost incurred in connection with the remediation work is equal to $12.0 million. Any costs in excess of $12.0 million incurred in connection with the remediation work shall be the sole responsibility of Caesars.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12 — Stockholders' Equity
Stock
We have the authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
Initial Public Offering
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock at an offering price of $20.00 per share for an aggregate offering value of $1.4 billion, resulting in net proceeds of approximately $1.3 billion after commissions and expenses. After giving effect to the initial public offering and the issuance of certain unvested restricted shares under the 2017 Stock Incentive Plan (the “Plan”), we have 370,149,921 shares of Common Stock issued and outstanding as of June 30, 2018.
Distributions
On June 14, 2018, we declared a cash dividend of $0.2625 per share of common stock for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 13, 2018 to stockholders of record as of the close of business on June 28, 2018.
On March 15, 2018, we declared a pro-rated quarterly cash dividend of $0.16 per share of common stock for the period from February 5, 2018 to March 31, 2018. The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.
Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share for the three and six months ended June 30, 2018:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Determination of shares:
Weighted-average common shares outstanding	369,933	356,454
Assumed conversion of restricted stock	59	37
Diluted weighted-average common shares outstanding	369,992	356,491
Basic and Diluted Earnings Per Share

(In thousands, except per share data)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Basic:
Net income attributable to common stockholders	$139,044	$251,166
Weighted-average common shares outstanding	369,933	356,454
Basic EPS	$0.38	$0.70

Diluted:
Net income attributable to common stockholders	$139,044	$251,166
Diluted weighted-average common shares outstanding	369,992	356,491
Diluted EPS	$0.38	$0.70

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14 — Share-Based Compensation
The Plan is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year.
Total share-based compensation expense recorded as General and administrative expense in the Statement of Operations totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively. Compensation expense is recognized on a straight-line basis for awards with only service conditions.
The following table details our restricted stock activity:

(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	124	$15.61
Granted	121	19.79
Vested	(28)	19.97
Forfeited	—	—
Canceled	—	—
Outstanding as of June 30, 2018	217	$17.38
As of June 30, 2018, there was $2.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.
Note 15 — Segment Information
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment.
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources, which is a consolidated view that adjusts for the impact of certain transactions between our reportable segments, as described below.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents certain information with respect to our segments:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$213,460	$7,515	$220,975	$424,948	$14,303	$439,251
Operating income	187,367	2,081	189,448	374,303	3,869	378,172
Interest expense	(51,440)	—	(51,440)	(104,314)	—	(104,314)
Loss on extinguishment of debt	—	—	—	(23,040)	—	(23,040)
Income before income taxes	139,726	2,081	141,807	252,426	3,869	256,295
Income tax expense	—	(448)	(448)	—	(832)	(832)
Net income	139,726	1,633	141,359	252,426	3,037	255,463

Depreciation	2	920	922	2	1,826	1,828

Total assets	$10,482,823	$81,880	$10,564,703	$10,482,823	$81,880	$10,564,703
Note 16 — Subsequent Events

We have evaluated subsequent events and except for the purchase of Octavius Tower on July 11, 2018, as described in Note 4, and the payment of dividends on July 13, 2018, as described in Note 12, there were no other events relative to the Financial Statements that require additional disclosure.

The following sets forth the historical combined financial statements of Caesars Entertainment Outdoor as our predecessor, the operations of which were contributed to VICI Golf on October 6, 2017 as part of our Formation Transactions.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues
Golf ($1,628 and $2,670 attributable to related parties)	$3,894	$7,464
Food and beverage	580	1,105
Retail and other	618	1,156
Net revenues	5,092	9,725

Operating expenses
Direct
Golf	1,831	3,627
Food and beverage	468	884
Retail and other	469	856
Property costs	1,030	1,709
Depreciation	796	1,601
Administrative and other	498	1,048
Total operating expenses	5,092	9,725

Net income	$—	$—

See accompanying Notes to Combined Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Six Months Ended June 30, 2017
Cash flows from operating activities
Net income (loss)	$—
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	1,601
Provisions for (recoveries of) bad debt	12
Change in current assets and liabilities:
Receivables	13
Inventories	21
Prepayments	(72)
Accounts payable	(13)
Accrued expenses	74
Cash flows provided by operating activities	1,636

Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(200)
Cash flows used in investing activities	(200)

Cash flows from financing activities
Repayments for capital leases	(14)
Transactions with parent, net	(2,167)
Cash flows used in financing activities	(2,181)

Net increase (decrease) in cash and cash equivalents	(745)
Cash and cash equivalents, beginning of period	920
Cash and cash equivalents, end of period	$175

Supplemental Cash Flow Information:
Cash paid for interest	$—

See accompanying Notes to Combined Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS
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
We also refer to (i) our Combined Financial Statements as our “Financial Statements,” and (ii) our Combined Statements of Operations as our “Statements of Operations.”
Note 1 — Business and Basis of Presentation
Organization
At June 30, 2017, the Outdoor Business was a wholly-owned business of CEOC, and included the operations of the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi, and the Chariot Run golf course in Elizabeth, Indiana. Caesars Entertainment Golf, Inc., Rio Development Company, Inc., Grand Casinos of Biloxi, LLC, and Riverboat Casino, LLC, directly owned these golf courses, respectively, and were debtor-in-possession subsidiaries of CEOC. The golf courses generated revenue through fees charged for general golf course usage (including green fees, golf club rentals, and cart charges), annual or corporate memberships (at Rio Secco, Grand Bear and Chariot Run), a school of golf (at Rio Secco), and food, beverage, and merchandise sales.
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
In addition, on the Formation Date, subsidiaries of VICI Golf entered into a golf course use agreement (the “Golf Course Use Agreement”) with New CEOC and Caesars Enterprise Services, LLC (“CES”) (collectively, the “users”), whereby the users were granted certain priority rights and privileges with respect to access and use of certain golf course properties. Payments under the Golf Course Use Agreement are comprised of a $10.0 million annual membership fee, $3.0 million in annual use fees and minimum rounds fees of at least $1.1 million. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement.
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
Golf Revenue
Golf revenue from CEOC and Caesars’ affiliates includes reimbursement for below market-rate golf tee times and free play for certain casino guests. Included in golf revenue are market-rate fees received from public customers as well as discounted fees received from CEOC and Caesars-affiliated customers or associates. In addition, certain VIP casino guests play the golf courses for free. In these cases, the golf course receives amounts paid by CEOC and Caesars’ affiliates at an agreed upon rate for the free play provided to their VIP guests. The reimbursement for free play was approximately $284,000 and $454,000 for the three and six months ended June 30, 2017, respectively.
There are additional variable golf fees provided by CEOC and Caesars’ affiliates based on revenue shortfalls necessary to cover the cost of operating the courses at a high level appropriate for casino guests. The variable fee is dependent upon the number of rounds played, the types of rounds played (market-rate or discounted rate), and costs incurred to allow the golf course to continue to offer golf as an amenity to its gaming customers. Variable golf fees included in golf revenue were approximately $1,142,000 and $1,875,000 for the three and six months ended June 30, 2017, respectively.
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
As of June 30, 2017, the Business had received 55 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. These proofs of claims include 9 claims that were carved out of the legal entities that own the Business and that have additional claims, which do not correspond to the Business. In addition, the Business has been assigned by the court an additional 12 claims. In the aggregate, total asserted liquidated proofs of claim for approximately $122.2 million had been filed against or assigned to the Business. Based on reasonable current estimates, the Business expects to ask the Bankruptcy Court to disallow 21 claims representing approximately $121.0 million of such claims. These claims are classified by the Business as amended and

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

replaced, duplicate, redundant or non-Debtor claims. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.
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
The tax benefit/expense for the three and six months ended June 30, 2017 is primarily related to the federal and state tax impact of the pre-tax book income/loss. As there was no pre-tax book income/loss recorded for the three and six months ended June 30, 2017, no tax benefit/expense was recorded for those periods.
Note 4 — Related Party Transactions
We had transactions with CEOC resulting in net distributions of approximately $2,167,000 for the six months ended June 30, 2017. The net distributions were the result of cash generated by the operations of the Business and proceeds from the sale of assets, partially offset by amounts contributed by CEOC to fund capital improvements and capital lease obligations.
Related Party Fees and Expenses
The following amounts were recorded with respect to the related-party transactions described in this section:

		(In thousands)
Transaction type	Recorded as:	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Insurance expense	Administrative and other	$11	$25
Allocation of indirect expenses from CEOC and Caesars’ affiliates (1)	Administrative and other	90	174
Golf revenue from CEOC and Caesars’ affiliates (2)	Golf revenue	1,426	2,329
Pass-through revenue with CEOC and Caesars’ affiliates (3)	Golf revenue	202	341
	Food and beverage revenue	79	95
	Retail and other revenue	63	88
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

Savings and Retirement Plans
CEOC maintained a defined contribution savings and retirement plan that allows certain employees of the Business to make pre-tax and after-tax contributions. Under the plan, participating employees could elect to contribute up to 50% of their eligible earnings, subject to IRS rules and regulations, and be eligible to receive a company match of up to $600. Participating employees became vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense was approximately $10,000 and $26,000 for the three and six months ended June 30, 2017, respectively, and is included as a component of administrative and other on the Statement of Operations.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
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
On March 13, 2017, CEOC, CEC, CERP, the Caesars employers that contribute to the NRF, and the NRF and certain of its related parties entered into a settlement agreement resolving all issues related to the disputes with the NRF. Under the terms of the settlement, CEC, or a person on CEC’s behalf, was required to pay a total of $45 million to the NRF on the Formation Date. Under the Caesars Debtors’ Plan, the NRF is barred from asserting any claims against the Business and its subsidiaries to the extent such claims arose prior to the Formation Date.
Operating Lease Commitments
The Business is liable under operating leases for land at the Cascata golf course, equipment and other miscellaneous assets, which expire at various dates through 2039. Total rental expense under these agreements included in direct golf operating expenses and property costs in our Statement of Operations was approximately $215,000 and $426,000 for the three and six months ended June 30, 2017, respectively.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2017 are as follows:

(In thousands)
Operating Leases
2017 (remaining)	$430
2018	873
2019	891
2020	908
2021	926
Thereafter	20,234
Total minimum rental commitments	$24,262

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Other Commitments
The Business utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Total expense under these agreements included in direct golf operating expenses in the Statements of Operations were approximately $753,000 and $1,549,000 for the three and six months ended June 30, 2017, respectively.
The future commitments relating to these agreements at June 30, 2017 are as follows:

(In thousands)
Maintenance Agreements
2017	$1,375
2018	2,969
2019	225
Total maintenance agreement commitments	$4,569

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and six months ended June 30, 2018 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the period ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors, including, among others; risks that the recently announced acquisitions or transactions may not be consummated on the terms or timeframes described herein, or at all; our dependence on subsidiaries of Caesars as tenant of our properties and Caesars or its subsidiaries as guarantor of the lease payments and the consequences any material adverse effect on their business could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that the tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’ historical results may not be a reliable indicator of its future results; our historical financial information may not be reliable indicators of future results of operations and financial condition; our inability to achieve the expected benefits from operating as a company independent of Caesars; our reliance on distributions received from our Operating Partnership to make distributions to our stockholders due to our being a holding company; our dividend yield could be reduced if we were to sell any of our properties in the future; there can be no assurance that we will be able to make distributions to stockholders of our common stock or maintain anticipated level of distributions over time; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure of our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our substantial amount of indebtedness and ability to service and refinance such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters or terrorism on our properties; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to qualify or maintain our qualification for taxation as a REIT; our management team’s limited experience operating as a company that intends to qualify for taxation as a REIT; competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our reports on Form 10-K and Form 8-K and subsequent reports on Form 10-Q.
Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such forward-looking statements should not be regarded as a representation by us.
OVERVIEW
We are a Maryland corporation that was created to hold certain real estate assets owned by CEOC, upon CEOC’s emergence from bankruptcy. Pursuant to CEOC’s Plan of Reorganization, on October 6, 2017, the historical business of CEOC was separated by means of a spin-off transaction whereby the real property assets of CEOC and certain of its subsidiaries, including four golf course businesses, were transferred to us through a series of transactions.

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

Assuming the closing of the acquisitions of the Margaritaville and Harrah’s Philadelphia properties, each as discussed in “Significant Activities During 2018” below, our portfolio will be diversified with two tenants and consist of 22 market leading properties with 39 million square feet, containing nearly 14,900 hotel rooms and featuring over 160 restaurants, bars and nightclubs.

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
The financial information included in this Form 10-Q are our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2018. Other financial information included in Part I Item 1 of this Quarterly Report on Form 10-Q are the historical combined Financial Statements of Caesars Entertainment Outdoor, the golf course business owned by CEOC until October 6, 2017. The financial information included for Caesars Entertainment Outdoor includes the three and six months ended June 30, 2017.
SIGNIFICANT ACTIVITIES DURING 2018

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Octavius Tower and Harrah’s Philadelphia
On May 8, 2018, we entered into a non-binding Letter of Intent with Caesars related to our acquisition of two real estate assets owned by Caesars, as well as certain modifications to the Formation Lease Agreements. Subsequent to the end of the quarter, on

July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with Octavius Tower for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to a stand-alone lease, which provides for annual rent of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year renewal options. In addition, on July 11, 2018, we entered into a definitive agreement with respect to the other transactions contemplated by the Letter of Intent, including the acquisition of all of the land and real estate assets associated with Harrah’s Philadelphia from Caesars for $241.5 million, which purchase price will be reduced by $159.0 million to reflect the aggregate net present value of certain contemplated modifications to the Lease Agreements, resulting in cash consideration of $82.5 million. In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease and the CPLV Lease will be amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the terms of such leases as amended. The HLV Lease and the Joliet Lease will also be modified at such time to achieve consistency with the other Lease Agreements.
The acquisition of Harrah’s Philadelphia and the entry into the contemplated modifications to the Lease Agreements are expected to close during the fourth quarter of 2018, and are subject to certain customary closing conditions, including obtaining certain regulatory approvals and requisite lender and holder consents under the documents governing certain of our outstanding debt obligations. We can provide no assurances that the acquisition of Harrah’s Philadelphia and the contemplated modifications to the Lease Agreements will be consummated on the terms or timeframe described herein, or at all. Further, the definitive documentation governing these acquisitions contemplates a put right held by us and a call right held by Caesars, pursuant to which Caesars may reacquire Octavius Tower under certain circumstances in the event that the acquisition of Harrah’s Philadelphia is not consummated.
Purchase of Margaritaville Resort Casino
On June 18, 2018, we entered into definitive agreements pursuant to which we will acquire the land and real estate assets of the Margaritaville property, located in Bossier City, Louisiana, for $261.1 million. Penn National will acquire the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we will enter into a triple-net lease agreement with a subsidiary of Penn National. The lease will have an initial total annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries.
Built in 2013, the resort is the premier venue for gaming, lodging, dining and entertainment experiences in Northern Louisiana. The property comprises approximately 4 acres of fee land and nearly 30 acres of leased land. The hotel and casino built on the fee land contain approximately 26,500 square feet of casino space featuring 1,215 slot machines and 50 gaming tables, 395 hotel rooms, an island-style escape theme, 6 restaurants and food and beverage outlets and a 15,000 square foot 1,000-seat theater. Approximately 1,500 parking spaces are located on the leased land.
The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second half of 2018. However, we can provide no assurances that the transaction will be consummated on the terms or timeframe described herein, or at all.
Interest Rate Swaps
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swap agreements each have an effective date of May 22, 2018 and a termination date of April 22, 2023. The interest rate swap agreements were designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%.
Impact of Initial Public Offering
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock (which included 9,075,000 shares of common stock related to the overallotment option exercised by the underwriters in full) at an offering price of $20.00 per share for gross proceeds of $1.4 billion, resulting in net proceeds of approximately $1.3 billion after commissions and expenses. We utilized a portion of the net proceeds from the stock offering to: (a) pay down $300.0 million of indebtedness outstanding under the Revolving Credit Facility; (b) redeem $268.4 million in aggregate principal amount of the Second Lien Notes at a redemption price of 108% plus accrued and unpaid interest to the date of the redemption; and (c) repay $100.0 million in aggregate principal amount of the Term Loan B Facility. In addition, in July 2018, we used a portion of the proceeds to purchase Octavius Tower for total cash consideration of $507.5 million.

After taking into account the paydown of debt in connection with our initial public offering, as well as the interest rate swap transaction, as of June 30, 2018, 86% of our outstanding debt balance incurs interest at a fixed rate, while the remaining 14% incurs interest at a variable rate.
DISCUSSION OF OPERATING RESULTS
Segments
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment. The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources, which is a consolidated view that adjusts for the impact of certain transactions between our reportable segments.
Revenue
For the three and six months ended June 30, 2018, our revenue was $221.0 million and $439.3 million, respectively, and was comprised as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Real property business revenue	$213,460	$424,948
Golf course business revenue	7,515	14,303
Total revenue	$220,975	$439,251
Real Property Business Revenue
Real property business revenue for the three and six months ended June 30, 2018 of $213.5 million and $425.0 million, respectively, was generated from rent and reimbursements of property taxes, pursuant to the Lease Agreements with Caesars. Real property business revenue for the three and six months ended June 30, 2018, was comprised of (i) $182.3 million and $364.4 million, respectively, of income from direct financing leases; (ii) $12.2 million and $24.4 million, respectively, of income from operating leases; and (iii) $18.9 million and $36.2 million, respectively, of property taxes paid by our tenants on the leased properties.
The following table details the components of our income from direct financing and operating leases:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Income from direct financing leases	$182,319	$364,355
Income from operating leases	12,209	24,418
Total leasing revenue	194,528	388,773
Less: Direct financing lease adjustment (1)	(13,197)	(26,110)
Total contractual leasing revenue	$181,331	$362,663
____________________
(1) Amounts represent the adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Golf Course Business Revenue
For the three months ended June 30, 2018 and 2017, golf course business revenue was $7.5 million and $5.1 million, respectively. In October 2017, we entered into a Golf Course Use Agreement with Caesars. Revenue for the three months ended June 30, 2018 earned pursuant to that agreement included $2.5 million from the Caesars membership fee and accounted for most of the increase. Revenue for the three months ended June 30, 2018 and 2017 also included $0.6 million and $0.6 million, respectively, of food and beverage; and $0.5 million and $0.6 million, respectively, from merchandise sales and other.
For the six months ended June 30, 2018 and 2017, golf course business revenue was $14.3 million and $9.7 million, respectively. In October 2017, we entered into a Golf Course Use Agreement with Caesars. Revenue for the six months ended June 30, 2018 earned pursuant to that agreement included $5.0 million from the Caesars membership fee and accounted for most of the increase.

Revenue for the six months ended June 30, 2018 and 2017 also included $1.1 million and $1.1 million, respectively, of food and beverage; and $0.9 million and $1.2 million, respectively, from merchandise sales and other.
Operating Expenses
General and Administrative Expenses
For the three months ended June 30, 2018, general and administrative expenses were $7.2 million and consisted primarily of the following: $3.5 million of legal and professional fees; $1.9 million of compensation costs; and $0.6 million of franchise and other taxes. During the three months ended June 30, 2018, we incurred certain non-recurring costs including $0.3 million of costs primarily related to the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY and $0.7 million of legal and professional fees related to the filing of a resale registration statement on Form S-11 in May 2018, relating to approximately 54.1 million shares of our common stock held by certain of our investors, which registration statement was filed pursuant to a registration rights agreement entered into by us in connection with our private placement completed in December 2017.
For the six months ended June 30, 2018, general and administrative expenses were $14.5 million and consisted primarily of the following: $7.5 million of legal and professional fees; $3.9 million of compensation costs; and $1.1 million of franchise and other taxes. During the six months ended June 30, 2018, we incurred certain non-recurring costs including $1.6 million of costs primarily related to our formation and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY and $0.7 million of legal professional fees related to the filing of a resale registration statement on Form S-11 in May 2018, relating to approximately 54.1 million shares of our common stock held by certain of our investors, which registration statement was filed pursuant to a registration rights agreement entered into by us in connection with our private placement completed in December 2017.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $23.0 million during the six months ended June 30, 2018, primarily resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%.
Property Taxes
Property taxes paid or reimbursed by our tenants were $18.9 million and $36.2 million for the three and six months ended June 30, 2018, respectively.
Golf Operations Expenses
Golf operations expenses, excluding depreciation, totaled $4.5 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively. In addition, $0.9 million and $0.8 million of depreciation expense was incurred by the golf business during the three months ended June 30, 2018 and 2017, respectively.
Golf operations expenses, excluding depreciation, totaled $8.6 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively. In addition, $1.8 million and $1.6 million of depreciation expense was incurred by the golf business during the six months ended June 30, 2018 and 2017, respectively.
Interest Expense
During the three and six months ended June 30, 2018, we incurred $51.4 million and $104.3 million, respectively, of interest expense from our debt obligations based upon weighted average interest rates of 4.70% and 4.63%, respectively. We paid cash interest costs of $60.7 million and $107.8 million during the three and six months ended June 30, 2018, respectively. See “Liquidity and Capital Resources” below for more information.
As of June 30, 2018, the weighted average interest rate on our outstanding debt, including the impact of our interest rate swaps, was 4.93%.

RECONCILIATION OF NON-GAAP MEASURES
We present Funds From Operations (“FFO”), FFO per share, Adjusted Funds From Operations (“AFFO”), AFFO per share, and Adjusted EBITDA, which are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). These are non-GAAP financial measures and should not be construed as alternatives to net income or as an indicator of operating performance (as determined in accordance with GAAP). We believe FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of our business.
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
AFFO is a non-GAAP measure that is used as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), non-impairment charges on non-real estate assets, amortization of capitalized leasing costs and gains (or losses) on debt extinguishment.
We define Adjusted EBITDA as net income as adjusted for gains (or losses) from sales of property, real estate depreciation, direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges on non-real estate assets, amortization of capitalized leasing costs, gains (or losses) on debt extinguishment, interest expense, net and income tax expense.

These non-GAAP financial measures (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.  In addition, these measures should not be viewed as measures of liquidity, our ability to make cash distributions, or our ability to make interest payments on our indebtedness. Investors are also cautioned that FFO, FFO per share, AFFO, AFFO per share and Adjusted EBIDTA, as presented, may not be comparable to similarly titled measures reported by other REITs due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

Reconciliation of FFO, AFFO and Adjusted EBITDA

(In thousands, except share data and per share data)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income attributable to common stockholders	$139,044	$251,166
Real estate depreciation	—	—
FFO	139,044	251,166
Direct financing lease adjustments attributable to common stockholders	(12,863)	(25,776)
Loss on extinguishment of debt	—	23,040
Non-cash stock-based compensation	468	859
Amortization of debt issuance costs and original issue discount	1,489	2,982
Other depreciation	919	1,825
Capital expenditures	(211)	(557)
AFFO	128,846	253,539
Interest expense, net	46,152	95,855
Income tax expense	448	832
Adjusted EBITDA	$175,446	$350,226

Net income per common share
Basic and diluted	$0.38	$0.70
FFO per common share
Basic and diluted	$0.38	$0.70
AFFO per common share
Basic and diluted	$0.35	$0.71
Weighted average number of common shares outstanding
Basic	369,932,843	356,454,441
Diluted	369,991,738	356,491,047
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2018, our available cash balance was $940.7 million, our restricted cash balance was $13.8 million, and $400.0 million was available for future borrowings under our Revolving Credit Facility. On July 11, 2018, we utilized $507.5 million of our available cash to purchase Octavius Tower.
Our short-term obligations consist primarily of the lease for our corporate headquarters, regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our contractual commitments refer to Note 11 - Commitments and Contingent Liabilities, in the Notes to our Financial Statements.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a list of principal debt balances and their maturity dates refer to Note 8 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing on the Margaritaville and Harrah’s Philadelphia assets during the second half of 2018. Dependent on timing of each respective closing, we expect to fund the purchase with cash on hand, or with a combination of cash and draws upon our credit facility. Any future transactions will be funded with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, cash received under our lease agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities. All of the

Lease Agreements call for an initial term of fifteen years with four, five-year renewal options and are designed to provide us with a reliable and predictable revenue stream. However, our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we can provide no assurances that our tenant will not default on its leases or fail to make full rental payments if its business becomes challenged due to, among other things, adverse economic conditions.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs, market perceptions and the trading price of our stock. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all.
Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2018:

(In thousands)	Six Months Ended June 30, 2018
Cash, cash equivalents and restricted cash
Provided by operating activities	$246,663
Used in investing activities	(40,463)
Provided by financing activities	550,942
Net increase in cash, cash equivalents and restricted cash	757,142
Balance at December 31, 2017	197,406
Balance at June 30, 2018	$954,548
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $246.7 million for the six months ended June 30, 2018 with the primary source being from cash rent collected under our direct financing and operating leases of $362.7 million and the primary uses being (i) $107.8 million of cash utilized for the payment of interest on our debt obligations and (ii) a $21.5 million prepayment premium paid on the redemption of a portion of our Second Lien Notes. The remaining change in cash provided by operating activities was amounts paid for our general and administrative costs offset by cash generated by our golf course business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $40.5 million for the six months ended June 30, 2018 with the primary use being our investment in short term commercial paper of $39.9 million. The remaining change in cash used in investing activities was for the purchase of property and equipment used in golf operations of $0.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $550.9 million for the six months ended June 30, 2018.
The primary sources of cash from financing activities include:

•	Gross proceeds from our initial public offering of $1.4 billion of our common stock
The primary uses of cash from financing activities include:

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $268.4 million in aggregate principal amount of our Second Lien Notes;

•	Dividend payments of $59.3 million and

•	Costs of $84.5 million related to our initial public offering.

Capital Expenditures
As described in our leases, capital expenditures for properties under our leases with Caesars are the responsibility of the tenant.

Debt
Activity During 2018
In February 2018, we utilized a portion of the net proceeds from our initial public offering to: (a) pay down $300.0 million of indebtedness outstanding under the Revolving Credit Facility; (b) redeem $268.4 million in aggregate principal amount of the Second Lien Notes at a redemption price of 108% plus accrued and unpaid interest to the date of the redemption; and (c) repay $100.0 million of the Term Loan B Facility.
At their inception, the Revolving Credit Facility and Term Loan B Facility bore interest at LIBOR plus 2.25%; provided that following an underwritten public offering of the equity interests of any parent entity of VICI PropCo that results in such equity interests being listed on a national securities exchange and generates gross cash proceeds of at least $500.0 million, such interest rate will be reduced by 25 basis points. As a result of our successful initial public offering which generated gross cash proceeds of $1.4 billion, the interest rate on this debt was reduced to LIBOR plus 2.00% on February 5, 2018.
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion.  The interest rate swap agreements each have an effective date of May 22, 2018 and a termination date of April 22, 2023.  The interest rate swap agreements were designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2018, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock.
On June 14, 2018, we declared a cash dividend of $0.2625 per share of common stock for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 13, 2018 to stockholders of record as of the close of business on June 28, 2018. In our second quarter earnings release, we announced an intention to increase our targeted annualized dividend to $1.15 per share of common stock, which would represent a 9.5% increase from our previous annualized dividend rate of $1.05 per share. This proposed increase is subject to declaration by the Company’s Board of Directors, which is expected to begin in connection with the Company’s third quarter 2018 dividend.
On March 15, 2018, we declared a pro-rated quarterly cash dividend of $0.16 per share of common stock for the period from February 5, 2018 to March 31, 2018. The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the period ended December 31, 2017. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At June 30, 2018, we had $4.1 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage some of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At June 30, 2018, we had entered into interest rate swap agreements that hedge $1.5 billion of our variable rate debt. Accordingly, we have approximately $600.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $6.0 million.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation required, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those factors for the six months ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On January 31, 2018, our Registration Statement on Form S-11, as amended (Commission File No. 333-221997) and our Registration Statement on Form S-11MEF (Commission File No. 333-222806) were declared effective by the SEC, pursuant to which we sold a total of 69,575,000 shares of our common stock at a price per share of $20.00, for an aggregate offering price of $1.4 billion (the “Offering”) before fees, expenses and commissions and resulting in net proceeds of approximately $1.3 billion. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as principal representatives of the underwriters in the Offering. The Offering was completed on February 5, 2018, after sales of all 69,575,000 shares of common stock (inclusive of the full exercise by the underwriters of their overallotment option to purchase 9,075,000 additional shares of common stock). There has been no material change in the planned use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 2, 2018, except that on July 11, 2018, we utilized $507.5 million of the offering proceeds to purchase Octavius Tower.
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1 +	Agreement and Plan of Merger dated as of June 18, 2018 by and among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC.	-	8-K	2.1	6/19/2018

2.2 +	Purchase and Sale Agreement dated as of July 11, 2018 by and between Caesars Octavius, LLC and Octavius Propco LLC.	-	8-K	2.1	7/12/2018

2.3 +	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	-	8-K	2.2	7/12/2018

10.1	Membership Interest Purchase Agreement dated as of June 18, 2018 by and among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc.	-	8-K	10.1	6/19/2018

10.2†	Employment Agreement dated as of April 24, 2018 by and among VICI Properties Inc. and Samantha Gallagher	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
† Management contracts and compensation plans and arrangements.
* Furnished herewith.
- Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	August 2, 2018
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	August 2, 2018
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	August 2, 2018
Gabriel F. Wasserman	(Principal Accounting Officer)