Form 10-Q
period 2018-09-30
VICI PROPERTIES INC.
filed 2018-11-01
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, the registrant had 370,229,491 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Real estate portfolio:
Investments in direct financing leases, net	$8,815,557	$8,268,643
Investments in operating leases	1,075,691	1,110,400
Land	95,789	73,600
Property and equipment used in operations, net	72,287	74,300
Cash and cash equivalents	145,223	183,646
Restricted cash	58	13,760
Short-term investments	320,676	—
Other assets	43,220	15,363
Total assets	$10,568,501	$9,739,712

Liabilities
Debt, net	$4,121,153	$4,785,756
Accrued interest	23,672	21,595
Deferred financing liability	73,600	73,600
Deferred revenue	701	68,117
Dividends payable	106,356	—
Other liabilities	31,742	10,562
Deferred income taxes	4,004	3,718
Total liabilities	4,361,228	4,963,348

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 370,228,468 and 300,278,938 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,702	3,003
Additional paid-in capital	5,953,726	4,645,824
Accumulated other comprehensive income	5,465	—
Retained earnings	160,915	42,662
Total VICI stockholders’ equity	6,123,808	4,691,489
Non-controlling interests	83,465	84,875
Total stockholders’ equity	6,207,273	4,776,364
Total liabilities and stockholders’ equity	$10,568,501	$9,739,712

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues
Income from direct financing leases	$189,938	$554,293
Income from operating leases	12,209	36,627
Tenant reimbursement of property taxes	25,147	61,322
Golf operations	5,393	19,696
Revenues	232,687	671,938

Operating expenses
General and administrative	5,678	20,145
Depreciation	929	2,757
Property taxes	25,423	61,598
Golf operations	4,223	12,832
Loss on impairment	12,334	12,334
Total operating expenses	48,587	109,666
Operating income	184,100	562,272

Interest expense	(54,051)	(158,365)
Interest income	2,027	7,504
Loss from extinguishment of debt	—	(23,040)
Income before income taxes	132,076	388,371
Income tax expense	(52)	(884)
Net income	$132,024	$387,487
Less: Net income attributable to non-controlling interests	(2,112)	(6,409)
Net income attributable to common stockholders	$129,912	$381,078

Net income per common share
Basic	$0.35	$1.06
Diluted	$0.35	$1.06

Dividends declared per common share	$0.2875	$0.7100

Weighted average number of common shares outstanding
Basic	369,935,055	360,997,358
Diluted	370,127,185	361,042,203

Other comprehensive income
Net income attributable to common stockholders	$129,912	$381,078
Unrealized gain on cash flow hedges	10,105	5,465
Comprehensive income attributable to common stockholders	$140,017	$386,543
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	381,078	381,078	6,409	387,487
Issuance of common stock from Initial Public Offering	695	1,306,424	—	—	1,307,119	—	1,307,119
Distributions to non-controlling interests	—	—	—	—	—	(7,819)	(7,819)
Dividends declared	—	—	—	(262,825)	(262,825)	—	(262,825)
Share-based compensation	4	1,478	—	—	1,482	—	1,482
Unrealized gain on cash flow hedges	—	—	5,465	—	5,465	—	5,465
Balance as of September 30, 2018	$3,702	$5,953,726	$5,465	$160,915	$6,123,808	$83,465	$6,207,273

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Nine Months Ended September 30, 2018
Cash flows from operating activities
Net income	$387,487
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing lease adjustments	(39,119)
Stock-based compensation	1,482
Depreciation	2,757
Amortization of debt issuance costs and original issue discount	4,477
Loss on impairment	12,334
Loss on extinguishment of debt	23,040
Change in operating assets and liabilities:
Other assets	(19,609)
Accrued interest	2,077
Deferred revenue	(67,416)
Other liabilities	21,007
Net cash provided by operating activities	328,517

Cash flows from investing activities
Investments in direct financing leases	(507,795)
Deferred transaction costs	(3,442)
Investments in short-term investments	(421,434)
Maturities of short-term investments	100,758
Proceeds from sale of land	186
Acquisition of property and equipment, net of change in related payables	(744)
Net cash used in investing activities	(832,471)

Cash flows from financing activities
Proceeds from initial public offering of common stock	1,307,119
Payment of Term Loan B Facility	(100,000)
Payment of Revolving Credit Facility	(300,000)
Payment of Second Lien Notes	(290,058)
Debt issuance costs	(1,117)
Distributions to non-controlling interests	(7,819)
Dividends paid	(156,296)
Net cash provided by financing activities	451,829

Net decrease in cash, cash equivalents and restricted cash	(52,125)
Cash, cash equivalents and restricted cash, beginning of period	197,406
Cash, cash equivalents and restricted cash, end of period	$145,281

Supplemental cash flow information:
Cash paid for interest	$150,407
Cash paid for income taxes	$1,174
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$106,356
Transfer of investments in operating leases to land	$22,189
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
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 20 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. We currently lease all of our properties to subsidiaries of Caesars. We also own and operate four championship golf courses located near certain of our properties.

We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC (“VICI Golf”).
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Cash, Cash Equivalents and Restricted Cash
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

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$145,223	$183,646
Restricted cash	58	13,760
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$145,281	$197,406

Short-Term Investments
The Company generally invests its excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 120 days.
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
Refer to Note 10 - Fair Value for further information.

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
Note 3 — Recently Issued Accounting Pronouncements
Accounting Standard Update (“ASU”) No. 2018-13 - Fair Value Measurement (Topic 820) - August 2018: The amendments in the update remove, modify and add certain fair value disclosures as a broader initiative to improve the effectiveness of financial disclosures. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. In the current quarter we elected to early adopt this ASU, which resulted in no material changes to our fair value disclosures.
ASU No. 2017-12 - Derivatives and Hedging (Topic 815) - August 2017: The amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The transition guidance provides the option of early adoption using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted this guidance in the quarter ended June 30, 2018 in connection with the cash flow hedges that we entered into in April 2018. Since we did not hold any derivatives prior to implementation of this guidance, the adoption had no impact on our Financial Statements.
ASU No. 2016-02 - Leases (Topic 842) - February 2016 (as amended through July 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. We plan to elect to use such practical expedients upon adoption on January 1, 2019. We are currently finalizing our evaluation of the impact of adopting this new standard on our Financial Statements but do not expect the adoption of the new guidance to have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues. However, upon adoption we anticipate that certain initial direct costs associated with the execution of lease agreements such as legal fees and transaction costs will no longer be capitalizable and will instead be expensed in the period incurred. Additionally, in relation to certain leases for which we are the lessee, such as the ground lease on the Cascata golf course, upon adoption we will be required to record a right of use asset and corresponding liability on our balance sheet.
Note 4 — Property Transactions

2018 Transactions

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Octavius Tower and Harrah’s Philadelphia
On July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to a stand-alone lease, which provides for annual rent of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year renewal options. In addition, on July 11, 2018, we entered into a definitive agreement to acquire all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price will be reduced by $159.0 million to reflect the aggregate net present value of the contemplated modifications to the Lease Agreements, resulting in cash consideration of approximately $82.5 million. In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease and the CPLV Lease will be amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

terms of such leases as amended. The amendment to the Non-CPLV lease will provide for an additional $21.0 million in annual rent for Harrah’s Philadelphia, which will be subject to the as amended provisions of the lease. The HLV Lease and the Joliet Lease will also be modified at such time to achieve consistency with the other Lease Agreements.
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
Purchase of Margaritaville Resort Casino
On June 18, 2018, we entered into definitive agreements pursuant to which we will acquire the land and real estate assets of the Margaritaville Resort Casino (“Margaritaville”), located in Bossier City, Louisiana, for $261.1 million. Penn National Gaming, Inc. (“Penn National”) will acquire the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we will enter into a triple-net lease agreement with a subsidiary of Penn National. The lease will have an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 2018. However, we can provide no assurances that the transaction will be consummated on the terms or timeframe described herein, or at all.

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
At closing, we entered into the HLV Lease, whereby Caesars leased back Harrah’s Las Vegas from us. Under the terms of the HLV Lease, Caesars is responsible for ongoing costs relating to the property, including property taxes, insurance, and maintenance and repair costs that arise from the use of the property and are required to continue to invest in the property and related equipment. The HLV Lease has an initial 15-year term with four five-year renewal terms exercisable at the option of the lessee (subject to certain conditions) and provides for a fixed base rent for each of the first seven years of the lease term equal to $87.4 million annually. We accounted for this transaction as a direct financing lease on our Balance Sheet.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Amended and Restated Right of First Refusal Agreement
Simultaneously with the sale of the Eastside Property, we also entered into an Amended and Restated Right of First Refusal Agreement with Caesars pursuant to which we will have a right, subject to certain exclusions, (i) to acquire (and lease to Caesars) any of the gaming facilities of Centaur Holdings, LLC, which was acquired by Caesars in the third quarter of 2018, (ii) to acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (iii) to acquire certain income-producing improvements if built by Caesars in lieu of a large-scale convention center on the Eastside Property, subject to certain exclusions.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 — Real Estate Portfolio
Our real estate portfolio consisted of the following as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Minimum lease payments receivable under direct financing leases (1)	$29,990,632	$29,302,166
Estimated residual values of leased property (not guaranteed)	2,142,400	1,987,651
Gross investment in direct financing leases	32,133,032	31,289,817
Unamortized initial direct costs	295	—
Less: Unearned income	(23,317,770)	(23,021,174)
Investment in direct financing leases, net	8,815,557	8,268,643
Investment in operating leases (2)	1,075,691	1,110,400
Land (3)	95,789	73,600
Total Real estate portfolio	$9,987,037	$9,452,643
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease.
(3) Represents our investment in the Eastside Property and certain non-operating, de minimis land parcels contained in the Non-CPLV Lease. Refer to Note 4—Property Transactions in relation to the Eastside Property and “Loss on impairment” for further information on the non-operating de minimis land parcels.
The following table details the components of our income from direct financing and operating leases:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Income from direct financing leases	$189,938	$554,293
Income from operating leases	12,209	36,627
Total leasing revenue	202,147	590,920
Less: Direct financing lease adjustment (1)	(13,007)	(39,117)
Total contractual leasing revenue	$189,140	$551,803
____________________
(1) Amounts represent the non-cash adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At September 30, 2018, minimum lease payments owed to us for each of the five succeeding years under direct financing and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2018 (remaining)	$190,631
2019	765,060
2020	769,320
2021	773,656
2022	779,647
Thereafter	28,376,784
Total	$31,655,098
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, including renewal options, for both operating and direct financing leases at September 30, 2018 was 34.1 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lease Provisions
The following is a summary of the material lease provisions of our Lease Agreements and the modifications to the Lease Agreements contemplated in connection with the closing of the acquisition of Harrah’s Philadelphia:

($ In thousands)	Non-CPLV Lease and Joliet Lease		CPLV Lease		HLV Lease (6)
Lease Provision (1)	Current	As Amended	Current	As Amended	Current
Initial Term	15 years	15 years	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Initial Base Rent (2)	$472,925	$493,925	$165,000	$200,000	$87,400
Escalator commencement	Lease year six	Lease year two	Lease year two	Lease year two	Lease year two
Escalator (3)	Consumer price index subject to 2% floor	Lease years 2-5 - 1.5% Lease Years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease Years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (4)	None	1.2x commencing lease year 8	None	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (5)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base rent and 20% Variable rent	80% Base rent and 20% Variable rent	80% Base rent and 20% Variable rent
Variable Rent percentage (5)	Lease years 8-10 - 19.5% Lease years 11-15 - 13%	4%	13%	4%	4%
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Lease Agreement.
(2) The base rents of the Non-CPLV Lease and CPLV Lease will be adjusted by $21.0 million and $35.0 million, respectively, to incorporate the base rent for Harrah’s Philadelphia and Octavius Tower, respectively. The additional $35.0 million of rent for Octavius Tower will not be subject to the Escalator.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2018.
(4) In the event that the EBITDAR to Rent Ratio coverage is below the stated floor, the Escalator of the respective Lease Agreements will be reduced to such amount to achieve the stated EBITDAR to Rent Ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent.
(5) Variable Rent is not subject to the Escalator and is calculated as an increase or decrease of Net Revenues, as defined in the Lease Agreements, multiplied by the Variable Rent percentage.
(6) No material modifications to the HLV Lease are contemplated as a result of the amendments to the Lease Agreements.
As a result of the amendments, the purchase price of Harrah’s Philadelphia will be reduced by $159.0 million to reflect the aggregate net present value of the contemplated modifications to the Lease Agreements. Additionally, the rent of the Non-CPLV Lease and CPLV Lease will be adjusted by $21.0 million and $35.0 million, per anum respectively, to incorporate the rent for Harrah’s Philadelphia and Octavius Tower, respectively.
Other provisions of the Lease Agreements are subject to change based on the terms of our agreement with Caesars. The acquisition of Harrah’s Philadelphia and the entry into the contemplated modifications to the Lease Agreements are expected to close during

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the fourth quarter of 2018, and are subject to certain customary closing conditions, including obtaining certain regulatory approvals and requisite lender and holder consents under the documents governing certain of our outstanding debt obligations. We can provide no assurances that the acquisition of Harrah’s Philadelphia and the contemplated modifications to the Lease Agreements will be consummated on the terms or timeframe described herein, or at all.
Loss on Impairment
We assess our real estate portfolio for impairment on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.
On the Formation Date, CEOC transferred certain vacant, non-operating land parcels to us which are subject to the provisions of the Non-CPLV Lease. The Non-CPLV Lease allows for the sale of these vacant, non-operating land parcels without Caesars consent since they are specifically identified as de minimis to the operations of Caesars. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. These vacant parcels of land had a fair value of $34.7 million on the Formation Date and were included in Investments in operating leases on our Balance Sheet.
We undertook a short-term strategic initiative to monetize certain of these vacant, non-operating land parcels. In relation to this initiative, we sold one land parcel in the quarter ended September 30, 2018 and are actively engaged in negotiations with buyers on two other parcels of land. Based on the sales prices that were or are being negotiated, we determined that the fair value of these three land parcels was lower than their current carrying values and recognized an impairment charge of $6.3 million, based on the anticipated sales prices. As a result of the identified impairment on these three parcels of land, we undertook an evaluation to assess whether indicators of impairment were present on the remaining vacant, non-operating land parcels. We used a sales comparison approach to determine the fair value of the remaining vacant, non-operating land parcels and identified $6.0 million in additional impairment charges. The impairment loss recorded was the result of various factors including changes in market conditions, strategic assessment and environmental and zoning issues that were identified during the sales process. Taking into account the impairment charge recognized in the quarter ended September 30, 2018 and the sale of one of the parcels that occurred during the quarter, the current carrying value of the vacant, non-operating land parcels is $22.2 million as of September 30, 2018.
In the current quarter we reclassified the remaining $22.2 million carrying value of the vacant, non-operating land from Investments in operating leases to Land. As of September 30, 2017 the balance of Land consists of $22.2 million representing the vacant, non-operating land and $73.6 million representing the Eastside Property.
Note 6 — Property and Equipment Used in Operations, Net
Property and equipment used in operations is primarily attributable to golf operations land, building and improvements and consists of the following:

(In thousands)	September 30, 2018	December 31, 2017
Land and land improvements	$58,223	$57,901
Buildings and improvements	14,572	14,572
Furniture and equipment	3,000	2,578
Total property and equipment used in operations	75,795	75,051
Less: accumulated depreciation	(3,508)	(751)
Total property and equipment used in operations, net	$72,287	$74,300

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Depreciation expense	$929	$2,757

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 — Other Liabilities
The following table details the components of our other liabilities:

(In thousands)	September 30, 2018	December 31, 2017
Accounts payable	$24	$5,207
Accrued payroll and other compensation	4,063	2,559
Other accrued expenses	27,655	2,796
Total other liabilities	$31,742	$10,562

Note 8— Debt
The following tables detail our debt obligations as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) (2)(3)	2022	L + 2.00%	$—	$—
First Lien Senior Secured Term Loan (“Term Loan B Facility”) (3)(4)(5)	2024	L + 2.00%	2,100,000	2,072,673
Second Priority Senior Secured Notes (“Second Lien Notes”) (6)	2023	8.00%	498,480	498,480
CPLV Debt
CMBS Debt (the “CPLV CMBS Debt”) (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,121,153

($ in thousands)	December 31, 2017
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)(3)	2022	L + 2.25%	$300,000	$300,000
Term Loan B Facility (3)(4)(5)	2024	L + 2.25%	2,200,000	2,168,864
Second Lien Notes (6)	2023	8.00%	766,892	766,892
CPLV Debt
CPLV CMBS Debt (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,816,892	$4,785,756
____________________

(1)
Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.Interest on any outstanding balance is payable monthly. Any unused balance is subject to a 0.5% commitment fee paid quarterly.

(2)	Initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%.

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table is a schedule of future minimum repayments of our debt obligations as of September 30, 2018:

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
Refer to Note 9—Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.

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
The Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments (with the exception that we have the ability to make unlimited restricted payments to maintain our REIT status); (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2018, we are in compliance with all required covenants under our debt obligations.

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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

($ in thousands)	September 30, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of September 30, 2018, the interest rate swaps are in net unrealized gain positions and are recognized within Other assets. For the three and nine months ended September 30, 2018 the amount recorded in other comprehensive income related to the derivative instruments was an unrealized gain of $10.1 million and $5.5 million, respectively. For the three and nine months ended September 30, 2018, we recorded interest expense of $2.8 million and $4.2 million, respectively, related to the interest rate swap agreements.
Note 10 — Fair Value
Recurring Fair Value Measurements
The following table summarizes our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$320,676	$—	$320,676	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$5,465	$—	$5,465	$—
____________________

(1)	The carrying value of these investment is equal to their fair value due to the short-term nature of the investments as well as their credit quality.

(2)
The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.

Non-recurring Fair Value Measurements
The following table summarizes our assets and liabilities measured at fair value on a non-recurring basis:

	September 30, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Land (1)	$19,019	$—	$7,419	$11,600
____________________

(1)
The fair value of the de minimis land valued based on the contract price represents a level 2 measurement as defined in ASC 820, while the inputs for the de minimis land valued using the sales comparison approach represents level 3 measurements as defined in ASC 820.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the significant unobservable inputs used in Level 3 fair value measurements:

			Significant Assumptions ($ in per sq. ft.)
Asset Type	Fair Value	Valuation Technique	Range	Weighted Average	Square Footage
Land	$11,600	Sales comparison	$0.50 - 5.00	$2.90	4,002,908

The estimated fair values of our financial instruments at September 30, 2018 and December 31, 2017 for which fair value is only disclosed are as follows:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$144,685	$144,685	$183,646	$183,646
Restricted cash	58	58	13,760	13,760
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$300,000	$300,000
Term Loan B Facility	2,072,673	2,105,250	2,168,864	2,200,000
Second Lien Notes	498,480	550,820	766,892	853,167
CPLV CMBS Debt	1,550,000	1,529,405	1,550,000	1,559,486
____________________

(1)
The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.

Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in Las Vegas, Nevada; New Orleans, Louisiana; and New York, New York, which expire in 2018, 2019 and 2020, respectively. Total rental expense under these agreements, included in golf operations and general and administrative expenses in our Statement of Operations, was approximately $0.5 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2018 are as follows:

(In thousands)	Lease Commitments
2018 (remaining)	$314
2019	1,242
2020	983
2021	933
2022	951
Thereafter	17,865
Total minimum lease commitments	$22,288

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other golf operations commitments
VICI Golf utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Expenses under these agreements are recorded as a component of golf operations in our Statement of Operations and were approximately $0.6 million and $2.2 million for the three and nine months ended September 30, 2018, respectively.
Total commitments relating to golf operations maintenance agreements at September 30, 2018 are as follows:

(In thousands)	Golf Operations Maintenance Agreements
2018 (remaining)	$787
2019	225
Total golf operations maintenance agreement commitments	$1,012

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
Initial Public Offering
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock at an offering price of $20.00 per share for an aggregate offering value of $1.4 billion, resulting in net proceeds of approximately $1.3 billion after commissions and expenses. After giving effect to the initial public offering and the issuance of certain unvested restricted shares under the 2017 Stock Incentive Plan (the “Plan”), we have 370,228,468 shares of Common Stock issued and outstanding as of September 30, 2018.
Distributions
Dividends declared (on a per share basis) during the nine months ended September 30, 2018 were as follows:

Declaration Date	Period	Dividend
March 15, 2018 (1)	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018 (2)	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018 (3)	July 1, 2018 - September 30, 2018	$0.2875
____________________

(1)
The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.

(2)	The dividend was paid on July 13, 2018 to stockholders of record as of the close of business on June 28, 2018.

(3)
The dividend was paid on October 11, 2018 to stockholders of record as of the close of business on September 28, 2018. This dividend represents an increase in our targeted annualized dividend to $1.15 per share of common stock, which represents a 9.5% increase from our previous annualized dividend rate of $1.05 per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2018:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Determination of shares:
Weighted-average common shares outstanding	369,935	360,997
Assumed conversion of restricted stock	192	45
Diluted weighted-average common shares outstanding	370,127	361,042
Basic and Diluted Earnings Per Share

(In thousands, except per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Basic:
Net income attributable to common stockholders	$129,912	$381,078
Weighted-average common shares outstanding	369,935	360,997
Basic EPS	$0.35	$1.06

Diluted:
Net income attributable to common stockholders	$129,912	$381,078
Diluted weighted-average common shares outstanding	370,127	361,042
Diluted EPS	$0.35	$1.06

Note 14 — Stock-Based Compensation
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
Total stock-based compensation expense recorded as General and administrative expense in the Statement of Operations totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. Compensation expense is recognized on a straight-line basis over the term of the reward.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table details the activity of our restricted stock and performance based restricted stock units:

(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	124	$15.61
Granted	383	17.05
Vested	(31)	20.01
Forfeited	(2)	20.03
Canceled	—	—
Outstanding as of September 30, 2018	474	$16.47

As of September 30, 2018, there was $6.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.
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
The following table presents certain information with respect to our segments:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$227,294	$5,393	$232,687	$652,242	$19,696	$671,938
Operating income	183,857	243	184,100	558,160	4,112	562,272
Interest expense	(54,051)	—	(54,051)	(158,365)	—	(158,365)
Loss on extinguishment of debt	—	—	—	(23,040)	—	(23,040)
Income before income taxes	131,833	243	132,076	384,259	4,112	388,371
Income tax expense	—	(52)	(52)	—	(884)	(884)
Net income	131,833	191	132,024	384,259	3,228	387,487

Depreciation	3	926	929	5	2,752	2,757

Total assets	$10,487,016	$81,485	$10,568,501	$10,487,016	$81,485	$10,568,501

Note 16 — Subsequent Events

We have evaluated subsequent events and except for the payment of dividends on October 11, 2018, as described in Note 12, there were no other events relative to the Financial Statements that require additional disclosure.

The following sets forth the historical combined financial statements of Caesars Entertainment Outdoor as our predecessor, the operations of which were contributed to VICI Golf on October 6, 2017 as part of our Formation Transactions.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues
Golf ($2,892 and $5,562 attributable to related parties)	$3,682	$11,146
Food and beverage	233	1,338
Retail and other	187	1,343
Net revenues	4,102	13,827

Operating expenses
Direct
Golf	1,461	5,088
Food and beverage	235	1,119
Retail and other	185	1,041
Property costs	1,127	2,836
Depreciation	801	2,402
Administrative and other	293	1,341
Total operating expenses	4,102	13,827

Net income	$—	$—

See accompanying Notes to Combined Financial Statements.

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

Nine Months Ended September 30, 2017
Cash flows from operating activities
Net income (loss)	$—
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	2,402
Provisions for (recoveries of) bad debt	11
Change in current assets and liabilities:
Receivables	(141)
Inventories	(157)
Prepayments	192
Accounts payable	(127)
Accrued expenses	64
Cash flows provided by operating activities	2,244

Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(1,918)
Cash flows used in investing activities	(1,918)

Cash flows from financing activities
Repayments for capital leases	(14)
Transactions with parent, net	(1,148)
Cash flows used in financing activities	(1,162)

Net increase (decrease) in cash and cash equivalents	(836)
Cash and cash equivalents, beginning of period	920
Cash and cash equivalents, end of period	$84

Supplemental Cash Flow Information:
Cash paid for interest	$—

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
At September 30, 2017, the Outdoor Business was a wholly-owned business of CEOC, and included the operations of the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi, and the Chariot Run golf course in Elizabeth, Indiana. Caesars Entertainment Golf, Inc., Rio Development Company, Inc., Grand Casinos of Biloxi, LLC, and Riverboat Casino, LLC, directly owned these golf courses, respectively, and were debtor-in-possession subsidiaries of CEOC. The golf courses generated revenue through fees charged for general golf course usage (including green fees, golf club rentals, and cart charges), annual or corporate memberships (at Rio Secco, Grand Bear and Chariot Run), a school of golf (at Rio Secco), and food, beverage, and merchandise sales.
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
Golf Revenue
Golf revenue from CEOC and Caesars’ affiliates includes reimbursement for below market-rate golf tee times and free play for certain casino guests. Included in golf revenue are market-rate fees received from public customers as well as discounted fees received from CEOC and Caesars-affiliated customers or associates. In addition, certain VIP casino guests play the golf courses for free. In these cases, the golf course receives amounts paid by CEOC and Caesars’ affiliates at an agreed upon rate for the free play provided to their VIP guests. The reimbursement for free play was approximately $150,000 and $603,000 for the three and nine months ended September 30, 2017, respectively.
There are additional variable golf fees provided by CEOC and Caesars’ affiliates based on revenue shortfalls necessary to cover the cost of operating the courses at a high level appropriate for casino guests. The variable fee is dependent upon the number of rounds played, the types of rounds played (market-rate or discounted rate), and costs incurred to allow the golf course to continue to offer golf as an amenity to its gaming customers. Variable golf fees included in golf revenue were approximately $2,695,000 and $4,570,000 for the three and nine months ended September 30, 2017, respectively.
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
The tax benefit/expense for the three and nine months ended September 30, 2017 is primarily related to the federal and state tax impact of the pre-tax book income/loss. As there was no pre-tax book income/loss recorded for the three and nine months ended September 30, 2017, no tax benefit/expense was recorded for those periods.
Note 4 — Related Party Transactions
We had transactions with CEOC resulting in net distributions of approximately $1,148,000 for the Nine Months Ended September 30, 2017. The net distributions were the result of cash generated by the operations of the Business and proceeds from the sale of assets, partially offset by amounts contributed by CEOC to fund capital improvements and capital lease obligations.
Related Party Fees and Expenses
The following amounts were recorded with respect to the related-party transactions described in this section:

		(In thousands)
Transaction type	Recorded as:	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Insurance expense	Administrative and other	$12	$37
Allocation of indirect expenses from CEOC and Caesars’ affiliates (1)	Administrative and other	36	210
Golf revenue from CEOC and Caesars’ affiliates (2)	Golf revenue	2,844	5,173
Pass-through revenue with CEOC and Caesars’ affiliates (3)	Golf revenue	48	389
	Food and beverage revenue	12	107
	Retail and other revenue	26	114
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

Savings and Retirement Plans
CEOC maintained a defined contribution savings and retirement plan that allows certain employees of the Business to make pre-tax and after-tax contributions. Under the plan, participating employees could elect to contribute up to 50% of their eligible earnings, subject to IRS rules and regulations, and be eligible to receive a company match of up to $600. Participating employees became vested in matching contributions on a pro-rata basis over five years of credited service. Our contribution expense was approximately $1,000 and $27,000 for the three and nine months ended September 30, 2017, respectively, and is included as a component of administrative and other on the Statement of Operations.

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
Operating Lease Commitments
The Business is liable under operating leases for land at the Cascata golf course, equipment and other miscellaneous assets, which expire at various dates through 2038. Total rental expense under these agreements included in direct golf operating expenses and property costs in our Statement of Operations was approximately $219,000 and $645,000 for the three and nine months ended September 30, 2017, respectively.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2017 are as follows:

(In thousands)
Operating Leases
2017 (remaining)	$211
2018	873
2019	891
2020	908
2021	926
Thereafter	20,234
Total minimum rental commitments	$24,043

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Other Commitments
The Business utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses. The agreements are for five years and expire in February 2019 and include all labor and equipment necessary to maintain both golf course grounds. Total expense under these agreements included in direct golf operating expenses in the Statements of Operations were approximately $600,000 and $2,149,000 for the three and nine months ended September 30, 2017, respectively.
The future commitments relating to these agreements at September 30, 2017 are as follows:

(In thousands)
Maintenance Agreements
2017	$775
2018	2,969
2019	225
Total maintenance agreement commitments	$3,969

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and nine months ended September 30, 2018 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the period ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 20 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across more than 36 million square feet, our well-maintained properties are currently located in nine states, contain nearly 14,500 hotel rooms and feature over 150 restaurants, bars and nightclubs.

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

We have elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017. We believe our election of REIT status combined with the income generation from the Lease Agreements will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth.
The financial information included in this Form 10-Q are our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2018. Other financial information included in Part I Item 1 of this Quarterly Report on Form 10-Q are the historical combined Financial Statements of Caesars Entertainment Outdoor, the golf course business owned by CEOC until October 6, 2017. The financial information included for Caesars Entertainment Outdoor includes the three and nine months ended September 30, 2017.
SIGNIFICANT ACTIVITIES DURING 2018

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Octavius Tower and Harrah’s Philadelphia
On July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to a stand-alone lease, which provides for annual rent of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year renewal options. In addition, on July 11, 2018, we entered into a definitive agreement to acquire all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price will be reduced by $159.0 million to reflect the aggregate net present value of the contemplated modifications to the Lease Agreements, resulting in cash consideration of $82.5 million. In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease and the CPLV Lease will be amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the terms of such leases as amended. The HLV Lease and the Joliet Lease will also be modified at such time to achieve consistency with the other Lease Agreements.
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
The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 2018. However, we can provide no assurances that the transaction will be consummated on the terms or timeframe described herein, or at all.
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
After taking into account the paydown of debt in connection with our initial public offering, as well as the interest rate swap transaction, as of September 30, 2018, 86% of our outstanding debt balance incurs interest at a fixed rate, while the remaining 14% incurs interest at a variable rate.

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
Revenue
For the three and nine months ended September 30, 2018, our revenue was $232.7 million and $671.9 million, respectively, and was comprised as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Real property business revenue	$227,294	$652,242
Golf course business revenue	5,393	19,696
Total revenue	$232,687	$671,938
Real Property Business Revenue
Real property business revenue for the three and nine months ended September 30, 2018 of $227.3 million and $652.2 million, respectively, was generated from rent and reimbursements of property taxes, pursuant to the Lease Agreements with Caesars. Real property business revenue for the three and nine months ended September 30, 2018, was comprised of (i) $189.9 million and $554.3 million, respectively, of income from direct financing leases; (ii) $12.2 million and $36.6 million, respectively, of income from operating leases; and (iii) $25.1 million and $61.3 million, respectively, of property taxes paid by our tenants on the leased properties.
The following table details the components of our income from direct financing and operating leases:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Income from direct financing leases	$189,938	$554,293
Income from operating leases	12,209	36,627
Total leasing revenue	202,147	590,920
Less: Direct financing lease adjustment (1)	(13,007)	(39,117)
Total contractual leasing revenue	$189,140	$551,803
____________________
(1) Amounts represent the non-cash adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Golf Course Business Revenue
For the three months ended September 30, 2018 and 2017, golf course business revenue was $5.4 million and $4.1 million, respectively. In October 2017, we entered into a Golf Course Use Agreement with Caesars. Revenue for the three months ended September 30, 2018 earned pursuant to that agreement included $2.5 million from the Caesars membership fee and accounted for most of the increase. Revenue for the three months ended September 30, 2018 and 2017 also included $0.3 million and $0.2 million, respectively, of food and beverage; and $0.2 million and $0.2 million, respectively, from merchandise sales and other.
For the nine months ended September 30, 2018 and 2017, golf course business revenue was $19.7 million and $13.8 million, respectively. In October 2017, we entered into a Golf Course Use Agreement with Caesars. Revenue for the nine months ended September 30, 2018 earned pursuant to that agreement included $7.5 million from the Caesars membership fee and accounted for most of the increase. Revenue for the nine months ended September 30, 2018 and 2017 also included $1.4 million and $1.3 million, respectively, of food and beverage; and $1.1 million and $1.3 million, respectively, from merchandise sales and other.

Operating Expenses
General and Administrative Expenses
For the three months ended September 30, 2018, general and administrative expenses were $5.7 million and consisted primarily of the following: $3.0 million of compensation costs; $1.1 million of legal and professional fees; and $0.4 million of franchise and other taxes.
For the nine months ended September 30, 2018, general and administrative expenses were $20.1 million and consisted primarily of the following: $8.6 million of legal and professional fees; $6.9 million of compensation costs; and $1.4 million of franchise and other taxes. During the nine months ended September 30, 2018, we incurred certain non-recurring costs including $1.6 million of costs primarily related to our formation and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY and $0.7 million of legal professional fees related to the filing of a resale registration statement on Form S-11 in May 2018, relating to approximately 54.1 million shares of our common stock held by certain of our investors, which registration statement was filed pursuant to a registration rights agreement entered into by us in connection with our private placement completed in December 2017.
Loss on Impairment
During the three and nine months ended September 30, 2018 the Company recognized a $12.3 million loss on impairment related to certain vacant, non-operating land parcels transferred by CEOC to us on the Formation Date. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $23.0 million during the nine months ended September 30, 2018, primarily resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%.
Property Taxes
Property taxes paid or reimbursed by our tenants were $25.4 million and $61.6 million for the three and nine months ended September 30, 2018, respectively.
Golf Operations Expenses
Golf operations expenses, excluding depreciation, totaled $4.2 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively. In addition, $0.9 million and $0.8 million of depreciation expense was incurred by the golf business during the three months ended September 30, 2018 and 2017, respectively.
Golf operations expenses, excluding depreciation, totaled $12.8 million and $11.4 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, $2.8 million and $2.4 million of depreciation expense was incurred by the golf business during the nine months ended September 30, 2018 and 2017, respectively.
Interest Expense
During the three and nine months ended September 30, 2018, we incurred $54.1 million and $158.4 million, respectively, of interest expense from our debt obligations based upon weighted average interest rates of 4.92% and 4.72%, respectively. We paid cash interest costs of $42.6 million and $150.4 million during the three and nine months ended September 30, 2018, respectively. See “Liquidity and Capital Resources” below for more information.
As of September 30, 2018, the weighted average interest rate on our outstanding debt, including the impact of our interest rate swaps, was 4.95%.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges, amortization of capitalized leasing costs and gains (or losses) on debt extinguishment.
We define Adjusted EBITDA as net income as adjusted for gains (or losses) from sales of property, real estate depreciation, direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges, amortization of capitalized leasing costs, gains (or losses) on debt extinguishment, interest expense, net and income tax expense.

These non-GAAP financial measures: (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.  In addition, these measures should not be viewed as measures of liquidity, nor do they measure our ability to fund all of our cash needs, including our ability to make cash distributions to our stockholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, FFO per share, AFFO, AFFO per share and Adjusted EBIDTA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

(In thousands, except share data and per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net income attributable to common stockholders	$129,912	$381,078
Real estate depreciation	—	—
FFO	129,912	381,078
Direct financing lease adjustments attributable to common stockholders	(12,876)	(38,652)
Loss on extinguishment of debt	—	23,040
Loss on impairment	12,334	12,334
Non-cash stock-based compensation	623	1,482
Amortization of debt issuance costs and original issue discount	1,495	4,477
Other depreciation	926	2,752
Capital expenditures	(187)	(744)
AFFO	132,227	385,767
Interest expense, net	50,529	146,385
Income tax expense	52	884
Adjusted EBITDA	$182,808	$533,036

Net income per common share
Basic and diluted	$0.35	$1.06
FFO per common share
Basic and diluted	$0.35	$1.06
AFFO per common share
Basic and diluted	$0.36	$1.07
Weighted average number of common shares outstanding
Basic	369,935,055	360,997,358
Diluted	370,127,185	361,042,203
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of September 30, 2018, our available cash balance was $145.2 million, our restricted cash balance was $0.1 million, our short-term investment balance was $320.7 million and $400.0 million was available for future borrowings under our Revolving Credit Facility.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our contractual commitments refer to Note 11 - Commitments and Contingent Liabilities, in the Notes to our Financial Statements.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a list of principal debt balances and their maturity dates refer to Note 8 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing on the Margaritaville and Harrah’s Philadelphia assets during the fourth quarter of 2018. Dependent on timing of each respective closing, we expect to fund the purchase with cash on hand, or with a combination of cash and draws upon our credit facility. Any future transactions will be funded with a mix of debt, equity and available cash.
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
Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2018:

(In thousands)	Nine Months Ended September 30, 2018
Cash, cash equivalents and restricted cash
Provided by operating activities	$328,517
Used in investing activities	(832,471)
Provided by financing activities	451,829
Net increase in cash, cash equivalents and restricted cash	(52,125)
Balance at December 31, 2017	197,406
Balance at September 30, 2018	$145,281
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $328.5 million for the nine months ended September 30, 2018 with the primary source being from cash rent collected under our direct financing and operating leases of $551.8 million and the primary uses being (i) $150.4 million of cash utilized for the payment of interest on our debt obligations and (ii) a $21.5 million prepayment premium paid on the redemption of a portion of our Second Lien Notes. The remaining change in cash provided by operating activities was amounts paid for our general and administrative costs offset by cash generated by our golf course business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $832.5 million for the nine months ended September 30, 2018 with the primary uses being (i) our acquisition of Octavius Tower for $507.5 million and (ii) investment in short term commercial paper of $421.4 million, partially offset by maturities of short-term investments of $100.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $451.8 million for the nine months ended September 30, 2018.
The primary sources of cash from financing activities include:

•	Gross proceeds from our initial public offering of $1.4 billion of our common stock
The primary uses of cash from financing activities include:

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $268.4 million in aggregate principal amount of our Second Lien Notes;

•	Dividend payments of $156.3 million and

•	Costs of $84.5 million related to our initial public offering.

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
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2018, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2018 were as follows:

Declaration Date	Period	Dividend
March 15, 2018 (1)	February 5, 2018 - March 31, 2018	$0.1600
June 14, 2018 (2)	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018 (3)	July 1, 2018 - September 30, 2018	$0.2875
____________________

(1)
The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.

(2)	The dividend was paid on July 13, 2018 to stockholders of record as of the close of business on June 28, 2018.

(3)
The dividend was paid on October 11, 2018 to stockholders of record as of the close of business on September 28, 2018. This dividend represents an increase in our targeted annualized dividend to $1.15 per share of common stock, which represents a 9.5% increase from our previous annualized dividend rate of $1.05 per share.

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the period ended December 31, 2017. There have been no significant changes in our critical policies and estimates for the nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At September 30, 2018, we had $4.1 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage some of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At September 30, 2018, we had entered into interest rate swap agreements that hedge $1.5 billion of our variable rate debt. Accordingly, we have approximately $600.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $6.0 million.
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
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation required, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those factors for the nine months ended September 30, 2018,

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
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1 +	Purchase and Sale Agreement dated as of July 11, 2018 by and between Caesars Octavius, LLC and Octavius Propco LLC.	-	8-K	2.1	7/12/2018

2.2 +	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	-	8-K	2.2	7/12/2018

4.1	Supplemental Indenture No. 3, dated as of September 24, 2018, among VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee	-	8-K	4.1	9/25/2018

10.1	Amendment No. 1 to Credit Agreement, dated as of September 24, 2018, by and among VICI Properties 1 LLC, as the borrower, Goldman Sachs Bank USA, as administrative agent, and the other parties thereto	-	8-K	10.1	9/25/2018

10.2†	Form of LTIP Performance-Based Restricted Stock Unit Grant Agreement	-	8-K	10.1	8/30/2018

10.3†	Form of LTIP Performance-Based Stock Unit Grant Agreement	-	8-K	10.2	8/30/2018

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	November 1, 2018
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	November 1, 2018
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	November 1, 2018
Gabriel F. Wasserman	(Principal Accounting Officer)