Form 10-K
period 2018-12-31
VICI PROPERTIES INC.
filed 2019-02-14
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.6 billion, based on the closing price of the common stock as reported on the NYSE on that date.
As of February 11, 2019, the registrant had 404,726,821 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

PART I
In this Annual Report on Form 10-K, the words “VICI,” the “Company,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“Caesars” refers to Caesars Entertainment Corporation, a Delaware corporation, and its subsidiaries.
“Caesars Entertainment Outdoor” refers to the historical operations of the golf courses that were transferred from CEOC to VICI Golf on the Formation Date.
“Caesars Lease Agreements” refer collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the Formation Date, and following the Formation Date, CEOC, LLC, a Delaware limited liability company and its subsidiaries. CEOC is a subsidiary of Caesars.
“CPLV CMBS Debt” refers to $1.55 billion of asset-level real estate mortgage financing of Caesars Palace Las Vegas, incurred by a subsidiary of the Operating Partnership on October 6, 2017.
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time.
“CRC” refers to Caesars Resort Collection, LLC, a Delaware limited liability company which is a subsidiary of Caesars.
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December, 2017.
“Formation Date” refers to October 6, 2017.
“Formation Lease Agreements” refers to the CPLV Lease Agreement, the Joliet Lease Agreement and the Non-CPLV Lease Agreement, collectively.
“Greektown” refers to the real estate assets associated with the Greektown Casino-Hotel, located in Detroit, Michigan. On November 13, 2018, we entered into definitive agreements to acquire all of the land and real estate assets associated with Greektown,
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements and the Margaritaville Lease Agreement, unless the context otherwise requires.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville Resort Casino.
“Margaritaville Resort Casino” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Non-CPLV Lease Agreement” refers to the lease agreement for the regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
The “Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc. and its subsidiaries.
“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo in December 2017.

“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, of which approximately $498.5 million aggregate principal amount remains outstanding.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017.

“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of the Caesars Entertainment Outdoor business.

“VICI PropCo” or “PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of VICI.

ITEM 1.	Business

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 22 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 39 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in ten states, contain approximately 14,800 hotel rooms and feature over 150 restaurants, bars and nightclubs.

Our portfolio also includes approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.

We believe we have a mutually beneficial relationship with Caesars and Penn National, both of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars and Penn National provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate company, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which require our tenants to invest in our properties, and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. In addition, given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions to augment growth.

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
Our portfolio features Caesars Palace Las Vegas and Harrah’s Las Vegas and market-leading urban, destination and regional properties with significant scale. Our properties are well-maintained and leased to leading brands, such as Caesars, Horseshoe, Harrah’s, Bally’s and Margaritaville. These brands seek to drive loyalty and value with guests through superior service and products and continuous innovation. Our portfolio benefits from its strong mix of demand generators, including casinos, guest rooms, restaurants, entertainment facilities, bars and nightclubs and convention space. We believe our properties are well-insulated from incremental competition as a result of high replacement costs, as well as regulatory restrictions and long-lead times for new development. The high quality of our properties appeals to a broad base of customers, stimulating traffic and visitation.

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
Our portfolio also includes market-leading regional resorts and destinations that we believe are benefiting from significant invested capital over recent years. The regional properties we own include award-winning land-based and dockside casinos, hotels and entertainment facilities that are market leaders within their respective regions. The properties operate primarily under the Caesars, Harrah’s, Horseshoe, Bally’s and Margaritaville trademark and brand names, which, in many instances, have market-leading brand recognition.
Under the terms of the Lease Agreements, the tenants are required to continue to invest in the properties, which we believe will enhance the value of our properties.
Our properties feature diversified sources of revenue on both a business and geographic basis.
Our portfolio includes 22 geographically diverse casino resorts that serve numerous Metropolitan Statistical Areas (“MSAs”) nationally. This diversity reduces our exposure to adverse events that may affect any single market. This also allows our tenants to derive multiple revenue streams from an economically diverse set of customers and services to such customers. These include gaming, food and beverage, entertainment, hospitality and other sources of revenue. We believe that this geographic diversity and the diversity of revenue sources that our tenants derive from our leased properties improves the stability of rental revenue.
Our long-term Lease Agreements provide a highly predictable base level of rent with embedded growth potential.
Our properties are 100% occupied pursuant to our long-term triple-net Lease Agreements with subsidiaries of Caesars and Penn National, providing us with a predictable level of rental revenue to support future cash distributions to our stockholders.
All of our casino resort properties are established assets with extensive operating histories. Based on historical performance of the properties, we expect that the properties will generate sufficient revenues for Caesars’ and Penn National’s subsidiaries to pay to us all rent due under the Lease Agreements.
We believe our relationship with Caesars and Penn National, including our contractual agreements with them and their applicable subsidiaries, will continue to drive significant benefits and mutual alignment of strategic interests in the future.
Caesars or CRC guarantees the payment obligations of our tenants under the Caesars Lease Agreements and Penn National guarantees the payment obligations of our tenant under the Margaritaville Lease Agreement.
All of our existing properties are leased to subsidiaries of Caesars or Penn National. Caesars guarantees the payment obligations of our tenants under the Formation Lease Agreements, CRC, a subsidiary of Caesars, guarantees the payment obligations of our tenant under the HLV Lease Agreement and Penn National guarantees the payment obligations of our tenant under the Margaritaville Lease Agreement.
In addition to the properties leased from us, Caesars and Penn National operate numerous other casino resorts, collectively comprising a nationally recognized portfolio of brands. With respect to Caesars these include Caesars, Harrah’s, Horseshoe and Bally’s, and Caesars operates its portfolio of properties (including the properties that are leased from us) using the Caesars Rewards® customer loyalty program. Core to Caesars’ cross market strategy, the Caesars Rewards® program is designed to encourage Caesars’ customers to direct a larger share of their entertainment spending to Caesars. With respect to Penn National its brands include, but are not limited to, Hollywood, Boomtown, Argosy and Margaritaville, and Penn National operates its portfolio of properties (including the property leased from us) using the mychoice® customer loyalty program.

Experienced management team and independent board of directors with robust corporate governance
We have an experienced and independent management team that has been actively engaged in the leadership, acquisition and investment aspects of the hospitality, gaming, entertainment and real estate industries throughout their careers. Our Chief Executive Officer, Edward Pitoniak, and President and Chief Operating Officer, John Payne, are industry veterans with an average of 30 years of experience in the REIT, gaming and experiential real estate industries, during which time they were able to drive controlled growth and diversification of significant real estate and gaming portfolios. Mr. Pitoniak’s service as an independent board member of public companies provides him with a unique and meaningful management perspective and enables him to work with our independent board of directors as a trusted steward of our extensive portfolio. Our Chief Financial Officer and General Counsel have an average of 20 years of experience in the REIT, real estate and hospitality industries and bring significant leadership and expertise to our team across capital markets, corporate finance, acquisitions and corporate governance. Our independent board of directors, which is made of highly skilled and seasoned real estate, gaming, hospitality, consumer products and corporate professionals, was established to ensure that there was no overlap between our tenants and the companies with which our directors are affiliated. In addition, our board of directors is not staggered, with each of our directors subject to re-election annually. Robust corporate governance in the best interests of our stockholders is of central importance to the management of our company, as we have a separate Chairman of the Board and Chief Executive Officer and all members of our audit and finance committee qualify as an “audit committee financial expert” as defined by the SEC. Directors are elected in uncontested elections by the affirmative vote of a majority of the votes cast, and stockholder approval is required prior to, or in certain circumstances within twelve months following, the adoption by our board of a stockholder rights plan.

Our Properties
The following chart and table summarize our current portfolio of properties, our pending acquisition, our properties subject to the call option agreement with Caesars and our properties subject to the right of first refusal agreement and put/call agreement with Caesars. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail, golf course and other resort amenities and activities.

HIGH QUALITY DIVERSIFIED REAL ESTATE ANCHORED BY ICONIC ASSETS

COUNCIL BLUFFS

Harrah's Council Bluffs

Horseshoe Council Bluffs

METROPOLIS

Harrah's Metropolis

DETROIT

Greektown[1]

JOLIET / HAMMOND

Harrah's Joliet

Horseshoe Hammond

N. KANSAS CITY

Harrah's N. Kansas City

LAKE TAHOE / RENO

Harrah's Reno

Harvey's Lake Tahoe

Harrah's Lake Tahoe

LAS VEGAS

Harrah's Las Vegas

Caesars Palace Las Vegas

Octavius Tower

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Metropolis
Louisville
Philadelphia
Atlantic City
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

PHILADELPHIA

Harrah's Philadelphia

ATLANTIC CITY

Bally's Atlantic City

Caesars Atlantic City

LOUISVILLE

Horseshoe Southern Indiana

PADUCAH

Bluegrass Downs

BOSSIER CITY

Margaritaville Bossier City

Louisiana Downs

Horseshoe Bossier City

TUNICA RESORTS / ROBINSONVILLE

Horseshoe Tunica

Tunica Roadhouse Hotel

BILOXI

Harrah's Gulf Coast

★ CURRENT PORTFOLIO

★ ANNOUNCED ACQUISITIONS
Greektown Casino-Hotel

★ CALL OPTION PROPERTIES
Harrah's New Orleans
Harrah's Laughlin
Harrah's Atlantic City

★ DESIGNATED ROFR (CENTAUR) / PUT-CALL (CONVENTION CENTER) PROPERTIES
Indiana Grand, Centaur
Hoosier Park, Centaur
Caesars Forum Convention Center, Vegas

★ OWNED GOLF COURSES
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Harrison County, MS
Chariot Run, Laconia, IN

1. On November 14, 2018, the Company announced that it entered into definitive agreements pursuant to which VICI will acquire the land and real estate assets associated with Greektown. Acquisition is pending completion, subject to customary closing conditions and regulatory approvals.

MSA / Property	Location	Approx. Casino Sq Ft (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Casinos
Las Vegas—Destination Gaming
Caesars Palace Las Vegas	Las Vegas, NV	124	1,600	3,970	CPLV
Harrah’s Las Vegas	Las Vegas, NV	89	1,310	2,540	HLV
San Francisco / Sacramento
Harvey’s Lake Tahoe	Lake Tahoe, NV	44	720	740	Non-CPLV
Harrah’s Reno	Reno, NV	40	640	930	Non-CPLV
Harrah’s Lake Tahoe	Stateline, NV	45	830	510	Non-CPLV
Philadelphia
Caesars Atlantic City	Atlantic City, NJ	116	2,020	1,140	Non-CPLV
Bally’s Atlantic City	Atlantic City, NJ	127	1,960	1,210	Non-CPLV
Harrah’s Philadelphia (1)	Chester, PA	113	2,560	N/A	Non-CPLV
Chicago
Horseshoe Hammond	Hammond, IN	108	2,370	N/A	Non-CPLV
Harrah’s Joliet (2)	Joliet, IL	39	1,130	200	Joliet
Dallas
Horseshoe Bossier City	Bossier City, LA	28	1,240	610	Non-CPLV
Harrah’s Louisiana Downs (1)	Bossier City, LA	12	830	N/A	Non-CPLV
Margaritaville Resort Casino (3)	Bossier City, LA	27	1,267	395	Margaritaville
Kansas City
Harrah’s North Kansas City	North Kansas City, MO	60	1,360	390	Non-CPLV
Memphis
Horseshoe Tunica	Robinsonville, MS	63	1,110	510	Non-CPLV
Tunica Roadhouse (4)	Robinsonville, MS	N/A	N/A	140	Non-CPLV
Omaha
Harrah’s Council Bluffs	Council Bluffs, IA	21	570	250	Non-CPLV
Horseshoe Council Bluffs	Council Bluffs, IA	60	1,450	N/A	Non-CPLV
Nashville
Harrah’s Metropolis	Metropolis, IL	24	870	260	Non-CPLV
New Orleans
Harrah’s Gulf Coast	Biloxi, MS	31	800	500	Non-CPLV
Louisville, KY
Horseshoe Southern Indiana	Elizabeth, IN	87	1,680	500	Non-CPLV
Bluegrass Downs (1)	Paducah, KY	N/A	N/A	N/A	Non-CPLV
Total Casinos	22	1,258	26,317	14,795

Current Portfolio - Golf Courses
Las Vegas
Cascata Golf Course	Boulder City, NV	N/A	N/A	N/A	N/A
Rio Secco Golf Course	Henderson, NV	N/A	N/A	N/A	N/A
New Orleans
Grand Bear Golf Course	Saucier, MS	N/A	N/A	N/A	N/A
Louisville, KY
Chariot Run Golf Course	Laconia, IN	N/A	N/A	N/A	N/A
Total Golf Courses	4	—	—	—
Total	26	1,258	26,317	14,795

Pending Acquisition
Detroit
Greektown Casino-Hotel	Detroit, MI	100	2,480	400	N/A

Option Properties
Philadelphia
Harrah’s Atlantic City	Atlantic City, NJ	156	2,270	2,590	N/A
New Orleans
Harrah’s New Orleans	New Orleans, LA	125	1,620	450	N/A
Nevada
Harrah’s Laughlin	Laughlin, NV	55	910	1,500	N/A
Total	3	336	4,800	4,540

(1) Property has live horse racing.
(2) Owned by Harrah’s Joliet Landco LLC, a joint venture of which VICI PropCo is the 80% owner and the managing member.
(3) We completed the previously announced acquisition of Margaritaville Resort Casino on January 2, 2019.
(4) In January of 2019, Caesars combined the gaming operations of Tunica Roadhouse and Horseshoe Tunica.

Our Tenants
All of our properties with the exception of the golf courses and Margaritaville Resort Casino are leased to Caesars. The golf courses are internally managed (through our taxable REIT subsidiary, VICI Golf) and the Margaritaville Resort Casino is leased to Penn National.
Caesars is a leading owner and operator of gaming, entertainment and leisure properties. Caesars maintains a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, travel and entertainment consumers. As of December 31, 2018, Caesars operates 53 properties, consisting of 24 owned and operated properties, eight properties that it manages on behalf of third parties and 21 properties that it leases from us.
Caesars was our only tenant as of December 31, 2018 and is the guarantor of the lease payment obligations of the properties that it leases from us. Caesars is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission. Caesars’ SEC filings are available to the public from the SEC’s web site at www.sec.gov. We make no representation as to the accuracy or completeness of the information regarding Caesars that is available through the SEC’s website or otherwise made available by Caesars or any third party, and none of such information is incorporated by reference in this Annual Report on Form 10-K.

Overview of our Lease Agreements
We derive substantially all of our revenues from rental revenue from the leases of our properties to certain subsidiaries of Caesars and Penn National pursuant to the Lease Agreements, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance.
Caesars Lease Agreements - Overview
On December 26, 2018, each of the Caesars Lease Agreements were amended to better align our interests with that of our tenant Caesars. As provided for in the amended lease agreements, the provisions regarding the Escalators for the Non-CPLV Lease Agreement and Joliet Lease Agreement were amended so that the rent escalation commenced effective as of November 1, 2018. The following is a summary of the material lease provisions of our Caesars Lease Agreements prior to amendment and as amended:

($ In thousands)	Non-CPLV Lease Agreement and Joliet Lease Agreement (1)		CPLV Lease Agreement		HLV Lease Agreement (6)
Lease Provision (2)	Prior to Amendment	As Amended	Prior to Amendment	As Amended	Prior to Amendment and as Amended
Initial Term	15 years	15 years	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Initial Base Rent (3)	$472,925	$493,925	$165,000	$200,000	$87,400
Escalator commencement	Lease year six	Lease year two	Lease year two	Lease year two	Lease year two
Escalator	Consumer price index subject to 2% floor	Lease years 2-5 - 1.5% Lease Years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease Years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (4)	None	1.2x commencing lease year 8	None	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (5)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent
Variable Rent percentage (5)	Lease years 8-10 - 19.5% Lease years 11-15 - 13%	4%	13%	4%	4%
____________________
(1) With respect to the Joliet Lease Agreement, we are entitled to receive 80% of the rent thereunder pursuant to the operating agreement of our joint venture, Harrah’s Joliet Landco LLC.
(2) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreement.
(3) The base rents of the Non-CPLV Lease Agreement and CPLV Lease Agreement were adjusted by $21.0 million and $35.0 million, respectively, to incorporate the base rent for Harrah’s Philadelphia and Octavius Tower, respectively. The additional $35.0 million of rent for Octavius Tower is not subject to the Escalator.
(4) In the event that the EBITDAR to Rent Ratio coverage is below the stated floor, the Escalator of the respective Caesars Lease Agreements will be reduced to such amount to achieve the stated EBITDAR to Rent Ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent.
(5) Variable Rent is not subject to the Escalator and is calculated based on the increase or decrease of Net Revenues, as defined in the Caesars Lease Agreements, multiplied by the Variable Rent percentage.
(6) No material modifications to the HLV Lease Agreement occurred as a result of the amendments to the Caesars Lease Agreements.

Margaritaville Lease Agreement - Overview
The following summarizes the key terms of the Margaritaville Lease Agreement, which is effective as of January 2, 2019 upon closing the acquisition of the Margaritaville Resort Casino:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Building base rent	$17,200
Escalation commencement	Lease year two
Escalation	2% of Building Base rent, subject to the EBITDAR to rent ratio floor
EBITDAR to rent ratio floor (1)	1.9x commencing lease year two
Land base rent (2)	$3,000
Percentage rent (3)	$3,000 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In the event that the EBITDAR to rent ratio coverage is below the stated floor, the escalation will be reduced to such amount to achieve the stated EBITDAR to rent ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent.
(2) Land base rent is not subject to escalation.
(3) Percentage rent is subject to the percentage rent multiplier.
Capital Expenditure Requirements
The Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation or restoration and repair or other improvements of items with respect to the leased properties. The following table summarizes the capital expenditure requirements under the Lease Agreements:

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement	Margaritaville Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022	1% of net revenues based on four-year average
Rolling three-year minimum (2)	$255 million	$84 million	N/A	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)	N/A
____________________
(1) The lease agreement requires a $100 million floor on capital expenditures for CPLV, Joliet and Non-CPLV in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) CEOC is required to spend $350 million with the remaining balance of $11 million to facilities covered by any Formation Lease Agreement in such proportion as CEOC may elect. Additionally, CEOC is required to expend a minimum of $495 million across certain of its affiliates and other assets, together with the $350 million requirement.
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

Our Relationship with Caesars
We are independent from Caesars. As of December 31, 2018, all our gaming facilities were leased to subsidiaries of Caesars. Consistent with our diversification strategy, on January 2, 2019 we completed the previously disclosed transaction to acquire the Margaritaville Resort Casino and entered into a long-term lease with a subsidiary of Penn National.
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
Caesars Guaranty
Pursuant to the Management and Lease Support Agreements, Caesars guarantees the payment and performance of all monetary obligations of CEOC and/or its subsidiaries under the Formation Lease Agreements and of the “User” under the Golf Course Use Agreement, subject to the following terms: (i) Caesars will be liable for the full amounts of the monetary obligations owed under the Formation Lease Agreements and the Golf Course Use Agreement (not merely for any deficiency amount), unless and until irrevocably paid in full; (ii) Caesars will have no obligation to make a payment with respect to the leases unless an event of default is continuing under the applicable Formation Lease Agreement and Caesars was given notice of the applicable default (or event or circumstance that is or would become a default) of our tenant and/or its subsidiaries under the applicable Lease Agreement, and, with respect to monetary defaults, did not cure such default within the period set forth in the agreements; and (iii) Caesars’ and the Managers’ obligations with respect to each Management and Lease Support Agreement (including Caesars’ guaranty obligations) will terminate if the applicable Formation Lease Agreement is terminated by us, except to the extent of any accrued and unpaid guaranty obligations through the date of such termination and damages to which we are entitled due to such termination. Caesars’ guaranty obligations will also terminate if (x) the Management and Lease Support Agreement is terminated by the parties thereto, (y) a replacement Lease Agreement and Management and Lease Support Agreement are entered into by us, Caesars and/or its affiliates upon certain bankruptcy-related events (or if we elect in writing not to enter into such replacement agreements or such replacement agreements are not entered into as a direct and proximate result of our acts or failure to act) or (z) we terminate a Manager for cause (as defined in the Management and Lease Support Agreements) and an arbitrator determines that cause did not exist. Notwithstanding the foregoing, Caesars’ guaranty obligations will continue (i) to the extent of any accrued and unpaid guaranty obligations through the date of termination of the guaranty and such damages to which we are entitled due to such termination, (ii) during a two-year post-termination transition period during which the applicable Manager continues to act as manager and (iii) in all respects if the Managers are terminated for cause.
Collateral
Caesars’ guaranty of the Formation Leases is not currently collateralized. However, if CEOC’s first lien debt (or any guaranty thereof made by Caesars) is secured by Caesars’ or certain of its subsidiaries’ assets under certain circumstances the collateral securing any such first lien debt of CEOC shall also serve as collateral for Caesars’ guaranty obligations on a pari passu basis with such CEOC first lien debt. Such security interest will automatically be released upon the earlier to occur of (i) the termination of the security interest granted by Caesars or its subsidiaries securing CEOC’s first lien debt (or Caesars’ guaranty thereof) and (ii) (x) the date on which Caesars’ guaranty obligations under the Management and Lease Support Agreements have been irrevocably paid or (y) to the extent Caesars’ guaranty obligation under the Management and Lease Support Agreement is terminated, twelve months after such termination. Such security interest would be a “silent” security interest that provides us with a secured claim against Caesars while any such Caesars debt guaranty or pledge of assets remains in effect, but we will have no voting, enforcement or default related rights with respect to such debt guaranty or collateral, unless and until the occurrence of certain defaults in respect of any of Caesars’ guaranty obligations with respect to the Lease Agreements, or CEOC’s first lien debt. The collateral that secures Caesars’ guaranty obligations will be the same collateral that secures any such Caesars debt guaranty obligations at any time, and Caesars’ guaranty obligations will be secured by such collateral on a pari passu basis with such debt guaranty obligations for so long as such debt guaranty obligations are secured.

Caesars Covenants
The Management and Lease Support Agreements contain customary terms and waivers of all suretyship and other defenses by Caesars and include a covenant by Caesars requiring that (a) a sale of certain material assets by Caesars be for fair market value consideration, on arm’s-length terms in certain cases, with the approval of Caesars’ board of directors, and (b) non-cash dividends by Caesars are permitted only to the extent such dividends would not reasonably be expected to result in Caesars’ inability to perform its guaranty obligations under such agreements.
In addition, until October 6, 2023, or, if earlier, (x) on the date on which Caesars’ guaranty obligations under the Management and Lease Support Agreements have been irrevocably paid or (y) to the extent Caesars’ guaranty obligation under the Management and Lease Support Agreements are terminated by the express terms of the Management and Lease Support Agreements, twelve months after such termination, Caesars may not directly or indirectly (i) declare or pay any dividend, distribution, or similar payment with respect to any of Caesars’ capital stock or other equity interests, (ii) purchase or otherwise acquire or retire for value any of Caesars’ capital stock or other equity interests, or (iii) engage in any other transaction with any direct or indirect holder of Caesars’ capital stock or other equity interests, which is similar in purpose or effect to those described above. However, Caesars will be permitted to execute such transactions if (a) Caesars’ equity market capitalization after giving effect to such transaction is at least $5.5 billion, (b) the amount of such transaction (together with any and all other such dividends and distributions and other transactions made under this clause (b) but excluding, any dividends, distributions or other transactions to be made under clause (c) or (d) below in such fiscal year), does not exceed, in the aggregate, (x) 25% of the net proceeds, up to a cap of $25 million in any fiscal year, from the disposition of assets by Caesars and its subsidiaries and (y) $100 million from other sources in any fiscal year, (c) Caesars’ equity market capitalization after giving effect to such transaction is at least $4.5 billion and such transaction made under this clause (c) (excluding, any dividends, distributions or other transactions made under clause (b) above or clause (d) below in such fiscal year) is less than or equal to $125 million per annum and is funded solely by asset sale proceeds or (d) solely with respect to a transaction described in clause (a) above, the aggregate amount of such transactions (excluding transactions made under clause (b) or (c) above) is not more than $199.5 million. Similarly, until October 6, 2023, or the expiration of the restrictions described above (except in the case of the exceptions under clauses (a) and (c) above), any net proceeds from the disposition of assets by Caesars or its subsidiaries in excess of $25 million that are directly or indirectly distributed to, or otherwise received by, Caesars in any fiscal year will not be used to fund any restricted payment of Caesars described above in clauses (i) through (iii) above.
Second Amended and Restated Right of First Refusal Agreement
We entered into a second amended and restated right of first refusal agreement with Caesars (the “Second Amended and Restated Right of First Refusal Agreement”), which contains a right of first refusal in our favor, pursuant to which we have the right to own (and cause to be leased to, and managed by, Caesars (or its affiliate or affiliates)) any domestic gaming facility located outside of Greater Las Vegas, proposed to be acquired or developed by Caesars that is not (i) then subject to a pre-existing lease, management agreement or other contractual restriction that was not entered into in contemplation of such acquisition or development and which (x) was entered into on arms’-length terms and (y) would not be terminated upon or prior to such transaction, (ii) a transaction for which the opco/propco structure would be prohibited by applicable laws, or which would require governmental consent or approval (unless already received), (iii) any transaction that does not consist of owning or acquiring a fee or leasehold interest in real property, (iv) a transaction in which Caesars will not own at least 50% of, or control, the entity that will own the gaming facility, (v) a transaction in which one or more third parties will own or acquire, in the aggregate, a beneficial economic interest of at least 30% in the applicable gaming facility, and such third parties are unable, or make a bona fide, good faith refusal, to enter into the opco/propco structure, (vi) a transaction in which Caesars or its subsidiaries proposes to acquire a then-existing gaming facility from Caesars or its subsidiaries, and (vii) a transaction with respect to any asset remaining in CEOC after the formation transactions. The Second Amended and Restated Right of First Refusal further provides us, subject to certain exclusions, the right to acquire (and lease to Caesars) (x) any of the properties that Caesars has agreed to acquire from Centaur Holdings, LLC, should Caesars determine to sell any such properties in a sale-leaseback transaction, (y) certain income-producing improvements if built by Caesars in lieu of the Caesars Forum Convention Center on the Eastside Property, subject to certain exclusions and (z) a portion of the undeveloped land adjacent to the Las Vegas Strip, if acquired from us and developed by Caesars in accordance with certain procedures set forth in the Non-CPLV Lease Agreement. If, among other things, we decline to exercise our right of first refusal, the Non-CPLV Lease Agreement and Joliet Lease Agreement establish a variable rent floor to any facility outside of Greater Las Vegas and located within a 30-mile radius of any facility as to which we declined our right of first refusal. If we exercise such right, we and Caesars will structure such transaction in a manner that allows the subject property to be owned by us and leased to Caesars. In such event, Caesars (or its designee) will enter into a lease with respect to the subject property whereby (i) rent thereunder will be established based on formulas consistent with the EBITDAR coverage ratio (determined based on the prior 12-month period) with respect to the Lease Agreement then in effect and (ii) such other terms as are agreed by the parties.
The Second Amended and Restated Right of First Refusal Agreement also contains a right of first refusal in favor of Caesars, pursuant to which Caesars will have the right to lease and manage any domestic gaming facility located outside of Greater Las

Vegas, proposed to be acquired by us that is not: (i) any asset that is then subject to a pre-existing lease, management agreement or other contractual restriction that was not entered into in contemplation of such acquisition and which (x) was entered into on arms’ length terms and (y) would not be terminated upon or prior to closing of such transaction, (ii) any transaction for which the opco/propco structure would be prohibited by applicable laws or which would require governmental consent (unless already received), (iii) any transaction structured by the seller as a sale-leaseback, (iv) any transaction in which we will not own at least 50% of, or control, the entity that will own the gaming facility, and (v) any transaction in which we propose to acquire a then-existing gaming facility from ourselves or our affiliates. If Caesars (or its designee) exercises such right, we and Caesars will structure such transaction in a manner that allows the subject property to be owned by us and leased to Caesars. In such event, Caesars (or its designee) will enter into a lease with respect to the additional property whereby (i) rent thereunder will be established based on formulas consistent with the adjusted EBITDA coverage ratio (as set forth in the agreement) with respect to the lease then in effect and (ii) such other terms as are agreed by the parties.
In the event that the foregoing rights are not exercised by us or Caesars and CEOC, as applicable, each party will have the right to consummate the subject transaction without the other’s involvement, provided the same is on terms no more favorable to the counterparty than those presented to us or Caesars and CEOC, as applicable.
The rights of first refusal will not apply if (A) the Management and Lease Support Agreements have been terminated or have expired by their terms or with our consent, (B) Caesars is no longer managing the facilities, or (C) a change of control occurs with respect to either Caesars or us.
Call Right Agreements
We entered into certain call right agreements (the “Call Right Agreements”), which provide our Operating Partnership with the opportunity to acquire Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin (“Option Properties”) from Caesars. Our Operating Partnership can exercise the call rights within five years from the Formation Date. The purchase price for each property will be 10 multiplied by the initial property lease rent for the respective property, with the initial property lease rent for each property being the amount that causes the ratio of (x) EBITDAR of the property for the most recently ended four quarter period for which financial statements are available to (y) the initial property lease rent to equal 1.67.
Under certain circumstances, the owner may propose one or more replacement properties and the material terms of the purchase and if such proposal is at least as economically beneficial to us as the exercise of the call right, the parties must proceed with the sale of that property and any dispute with respect to the same (including whether such proposal was a qualifying proposal) will be submitted to arbitration.
If the exercise of the call right is not permissible because a debt agreement does not permit the sale and such limitation is not resolved within one year from exercise of the right and the owner has not made an alternative proposal that is at least as economically beneficial to us as the exercise of the call right, the owner must pay us an amount equal to the value of our loss as of the Formation Date which will increase at a rate of 8.5% per annum, with annual compounding for the period from the date of each agreement until the date on which payment of the value loss amount is made.
If the exercise of the call right is not permissible due to a reason other than because of a debt limitation and the owner has not made an alternative proposal that is at least as economically beneficial to us as the exercise of the call right, then the parties must use commercially reasonable efforts to resolve the issue in accordance with the agreement. If the applicable issue making the transaction impermissible is not resolved by the foregoing described deadline, the owner must use commercially reasonable efforts to sell the property to an alternative purchaser for the fair market value of the property, and , upon the closing of any such alternative transaction we would be entitled to any portion of the purchase price that exceeds the amount that would otherwise be determined in accordance with the applicable agreement.
If the exercise of the call right is permissible, the parties will use good faith, commercially reasonable efforts, for a period of ninety days following the delivery of the election notice to negotiate and enter into a sale agreement and conveyance and ancillary documents with respect to the applicable property together with a leaseback agreement.

Put-Call Agreement
Claudine Propco LLC (“HLV Owner”), our wholly owned subsidiary, and certain subsidiaries of Caesars entered into a put-call agreement (the “Put-Call Agreement”) which provides for (i) a put right in favor of Caesars, which would result in the sale by Caesars to HLV Owner and simultaneous leaseback by HLV Owner to Caesars of a convention center (the “Caesars Forum Convention Center”) that Caesars is currently constructing on the Eastside Property (the “Put Right”), (ii) if Caesars exercises the Put Right and, among other things, the sale of the Caesars Forum Convention Center to HLV Owner does not close for certain reasons more particularly described in the agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale by HLV Owner to Caesars of Harrah’s Las Vegas (the “Repurchase Right”) and (iii) a call right in favor of HLV Owner, which, if exercised, would result in the sale by Caesars to HLV Owner and simultaneous leaseback by HLV Owner to Caesars of the Caesars Forum Convention Center (the “Call Right”). The Put Right may be exercised by Caesars between January 1, 2024 and December 31, 2024. The Repurchase Right may be exercised by Caesars during a one-year period commencing on the date upon which the closing under the Put Right transaction does not occur and ending on the day immediately preceding the first anniversary thereof. The purchase price for Harrah’s Las Vegas would be an amount equal to 13 times the rent due under the HLV Lease Agreement for the most recently ended four consecutive fiscal quarter period for which financial statements are available as of the date of Caesars’ election to execute the Repurchase Right. The Call Right may be exercised by HLV Owner between January 1, 2027 and December 31, 2027. The purchase price for the Caesars Forum Convention Center is equal to 13 times the rent due in connection with the leaseback thereof, which will be determined pursuant to the formulas set forth in the Put/Call Agreement.
Golf Course Use Agreement
Pursuant to a golf course use agreement (as amended , the “Golf Course Use Agreement”), VICI Golf granted to CEOC and CES (collectively, the “users”) certain priority rights and privileges with respect to access and use of the following golf course properties: Rio Secco (Henderson, Nevada), Cascata (Boulder City, Nevada), Chariot Run (Laconia, Indiana) and Grand Bear (Saucier, Mississippi). Pursuant to the Golf Course Use Agreement, the users are granted specific rights and privileges to the golf courses, including (i) preferred access to tee times for guests of users’ casinos and/or hotels located within the same markets as the golf courses, (ii) preferred rates for guests of users’ casinos and/or hotels located within the same markets as the golf courses, and (iii) availability for golf tournaments and events at preferred rates and discounts. Payments under the Golf Course Use Agreement are currently comprised of an approximately $10.2 million annual membership fee, $3.1 million of use fees and $1.2 million of minimum rounds fees subject to certain adjustments.
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
Under the Tax Matters Agreement, Caesars has agreed to indemnify us for taxes attributable to acts or omissions taken by Caesars and we have agreed to indemnify Caesars for taxes attributable to our acts or omissions, in each case that cause a failure of the transactions entered into as part of the Plan of Reorganization to qualify as tax-free under the code.
Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity and hedge fund investors, sovereign funds, lenders and other investors. In addition, revenues from our properties are dependent on the ability of our tenants and operators, subsidiaries of Caesars, and with the closing of Margaritaville Resort Casino, Penn National, to compete with other gaming operators. The operators of our properties compete on a local and regional basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the United States.
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
Employees
Approximately 140 employees were employed by us at December 31, 2018. These employees are employed either at our Operating Partnership or at our taxable REIT subsidiary, VICI Golf, or their respective subsidiaries.
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
Gaming laws and regulations impact our business in two respects: (1) our ownership of land and buildings in which gaming activities are operated by subsidiaries of Caesars or Penn National pursuant to the Lease Agreements; and (2) the operations of our tenants as operators in the gaming industry. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require us and our affiliates to apply for and maintain a license as a key business entity or supplier because of our status as landlord.
Our businesses and the business of Caesars or Penn National are also subject to various Federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
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
In connection with the ownership of our current properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
Sustainability
We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. During the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. Our properties are generally leased to our tenants under long-term, triple-net leases, which give our tenants the control over our properties and the ability to institute energy conservation and environmental management programs. Our tenants are large companies with sophisticated conservation and sustainability programs. These programs limit the use of resources and limit the impact of our properties on the environment, including but not limited to implementing specific environmental efficiency enhancements, green building and lighting standards, standards regarding the reduction in energy and water consumption, and recycling programs. As part of our asset management strategy, we also work with our tenants to monitor environmental performance and support implementation of operational best practices. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars Palace, Horseshoe, Harrah’s, Bally’s and Margaritaville. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by Caesars and Penn National, we are reliant on Caesars and Penn National to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a new brand.

Investment Policies
Investment in Real Estate or Interests in Real Estate
Our investment objectives are to increase cash flow from operations, achieve sustainable long-term growth and maximize stockholder value to allow for stable dividends and stock appreciation. We have not established a specific policy regarding the relative priority of these investment objectives.
Our business is focused primarily on gaming and leisure sector properties and activities directly related thereto. We own 22 market-leading properties and own and operate four golf courses. We believe there are potential opportunities to acquire additional gaming, hospitality and entertainment destinations. Our future investment activities will not be limited to any geographic area or to a specific percentage of our assets. We intend to engage in such future investment activities in a manner that is consistent with our qualification as a REIT for U.S. Federal income tax purposes. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.
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
Investments in Short-term Commercial Paper and Discount Notes
We generally invest our excess cash on hand in short-term income producing investments, such as commercial paper, government securities, including those issued by government-sponsored enterprises such as the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks, or money market funds that invest in government securities and/or commercial paper that are consistent with our intention to continue to qualify as a REIT for federal income tax purposes. These investments generally have original maturities between 91 and 120 days.
Investment in Other Securities
Other than as described above, we do not intend to invest in any additional securities of third parties, such as bonds, preferred stocks or common stock.

Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors. If these limits are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements that could adversely affect our financial condition, liquidity and results of operations and our ability to make distributions to our stockholders. To the extent that our board of directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under our Revolving Credit Facility, issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. Federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.
Corporate Information
We were initially organized as a limited liability company in the State of Delaware on July 5, 2016 as a wholly owned subsidiary of CEOC. On May 5, 2017, we subsequently converted to a corporation under the laws of the State of Maryland and issued shares of common stock to CEOC as part of our formation transactions, which shares were subsequently transferred by CEOC to its creditors as part of the Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc. et. al. (the “Plan of Reorganization”) confirmed by the United States Bankruptcy Court for the Northern District of Illinois (Chicago) (the “Bankruptcy Court”) on January 17, 2017. See Note 1—Business Formation and Basis of Presentation to our Consolidated Financial Statements for more information regarding the formation transactions.
Our principal executive offices are located at 430 Park Avenue, 8th Floor, New York, New York 10022 and our main telephone number at that location is (646) 949-4785. Our website address is www.viciproperties.com. None of the information on, or accessible through, our website or any other website identified herein is incorporated in, or constitutes a part of, this Annual Report on Form 10-K.  Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:

•
our dependence on subsidiaries of Caesars and Penn National as tenants of our properties and Caesars and Penn National or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us;

•	our dependence on the gaming industry;

•
our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes;

•	the impact of extensive regulation from gaming and other regulatory authorities;

•	the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties;

•	the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases;

•	restrictions on our ability to sell our properties subject to the Lease Agreements;

•	Caesars’ and Penn National’s historical results may not be a reliable indicator of their future results;

•	our substantial amount of indebtedness and ability to service and refinance such indebtedness;

•	limits on our operational and financial flexibility imposed by our debt agreements;

•	our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows;

•
the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending acquisition of Greektown, or other delays or impediments to completing this acquisition;

•	our ability to obtain the financing necessary to complete the pending acquisition on the terms we currently expect or at all;

•	the possibility that the pending acquisition may not be completed or that completion may be unduly delayed;

•
the effects of our recently completed acquisition and the pending acquisitions on us, including the post-acquisition impact on our financial condition, financial and operating results, cash flows, strategy and plans;

•	the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities;

•	the impact of changes to the U.S. Federal income tax laws;

•	the possibility of foreclosure on our properties if we are unable to meet required debt service payments;

•	the impact of a rise in interest rates on us;

•	our inability to successfully pursue investments in, and acquisitions of, additional properties;

•	the impact of natural disasters or terrorism on our properties;

•	the loss of the services of key personnel;

•	the inability to attract, retain and motivate employees;

•	the costs and liabilities associated with environmental compliance;

•	failure to establish and maintain an effective system of integrated internal controls;

•	the costs of operating as a public company;

•	our inability to operate as a stand-alone company;

•	our inability to maintain our qualification for taxation as a REIT;

•	our reliance on distributions received from the Operating Partnership to make distributions to our stockholders;

•	the amount of our cash distributions could be impacted if we were to sell any of our properties in the future;

•	our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time;

•	competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and

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
Risks Related to Our Business and Operations
We are and will be significantly dependent on Caesars and Penn National and their respective subsidiaries unless or until we substantially diversify our portfolio and an event that has a material adverse effect on either of their respective businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Substantially all of our revenue is from our leases with subsidiaries of Caesars and Penn National. Because these master leases are triple-net leases, we depend on the tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities arising in connection with their businesses. See “Item 1 - Business.” There can be no assurance that the tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations under the Lease Agreements.
The tenants and applicable guarantors rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Lease Agreements or to others under other lease agreements. If income from these properties were to decline for any reason, or if Caesars’ or Penn National’s debt service requirements were to increase for any reason or if their creditworthiness were to become impaired for other reasons, a tenant or the applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases with us. The inability or unwillingness of either Caesars or Penn National to meet their respective subsidiaries’ payment and other obligations under the leases, in each case, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
Due to our dependence on rental payments from subsidiaries of Caesars and Penn National as our primary source of revenue, we may be limited in our ability to enforce our rights under the leases or to terminate the applicable lease with respect to any particular property. Failure by the tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another tenant for such property, to the extent possible, and there could be a decrease or cessation of rental payments by the tenants. In such event, we may be unable to locate a suitable, credit-worthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us.
Because a concentrated portion of our revenues are generated from the Strip, we are subject to greater risks than a company that is more geographically diversified.
Our properties on the Las Vegas Strip generated approximately 36% of our lease revenue for the year ended December 31, 2018. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of our tenants. We cannot control the number or frequency of flights to or from Las Vegas, but the tenants rely on air traffic for a significant portion of their visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the importance of our two properties on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

Caesars and its subsidiaries are party to certain leasing and financial commitments with us, which may have a negative impact on Caesars’ business and operating condition.
Caesars and/or its subsidiaries entered into certain leasing and financial commitments, evidenced by agreements, with us. See Item 1 - “Business - Our Relationship with Caesars” for additional information regarding such agreements.
Caesars is obligated to pay us in the aggregate approximately $4.2 billion in fixed annual rents and golf course membership fees over the next five years of the respective Caesars Lease Agreements, subject to certain escalators and adjustments. If Caesars’ businesses and properties fail to generate sufficient earnings, the applicable tenants, Caesars and/or CRC may be unable to satisfy their respective obligations under the Lease Agreements or the related guarantees, respectively. Additionally, these obligations may limit their ability to make investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and ability to satisfy their obligations to us.
Subsidiaries of Caesars are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements, which could adversely affect Caesars’ ability to fund their operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes and its ability to satisfy its payment obligations to us under the Lease Agreements and the related guarantees.
Subsidiaries of Caesars are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements. See Item 1 “Business - Caesars Lease Agreements - Overview” and Item 1 “Business - Our Relationship with Caesars.” As a result of this commitment, Caesars’ ability to fund its operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, which could adversely affect the ability of the applicable tenants to satisfy their obligations to us under the Caesars Lease Agreements and the ability of Caesars and/or CRC to satisfy their respective obligations to us under the related guarantees.
In addition, during the initial seven years of the Caesars Lease Agreements, the annual rent escalations under the Caesars Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Caesars Lease Agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Caesars Lease Agreements will comprise a higher percentage of the cash flows generated by the subsidiaries of Caesars, which could make it more difficult for the applicable subsidiaries to make their payment obligations to us under the Caesars Lease Agreements and ultimately could adversely affect Caesars’ and/or CRC’s ability to satisfy their respective obligations to us under the related guarantees.
Caesars’ indebtedness and the fact that a significant portion of its cash flow is used to make interest payments could adversely affect its ability to satisfy its obligations under the Caesars Lease Agreements.
As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Caesars’ consolidated estimated debt service (including principal and interest) for 2019 will be approximately $654.0 million and $23.6 billion thereafter to maturity. As a result, a significant portion of Caesars’ liquidity needs are for debt service, including significant interest payments. Such substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could limit the ability of the applicable tenants to satisfy their obligations to us under the Lease Agreements and the ability of Caesars’ and/or CRC to satisfy their respective obligations under the related guarantees.
We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As the landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Lease Agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and such effect could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming or legislative changes. As competing properties and new markets are opened, we may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.
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
Our tenants are (and any future tenants of our gaming properties will be) required to be licensed under applicable law in order to operate any of our properties as gaming facilities. If the Lease Agreements, or any future lease agreement we enter into, are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Lease Agreements or future lease agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Tenants may choose not to renew the Lease Agreements.
The Lease Agreements each have an initial lease term of 15 years with the potential to extend the term for up to four additional five-year terms thereafter, provided that for certain facilities the aggregate lease term, including renewals, is cutback to the extent it would otherwise exceed 80% of the remaining useful life of the applicable leased property, solely at the option of the tenants. At the expiration of the initial lease term or of any additional renewal term thereafter, a tenant may choose not to renew the Lease Agreements. If the Lease Agreements expire without renewal and we are not able to find suitable, credit-worthy tenants to replace a tenant on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. This risk would be exacerbated if Caesars (or Penn National, as the case may be) determined not to renew or was prohibited from renewing due to the remaining useful life of the leased property, all Lease Agreements at any one time.
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
Our ability to sell or dispose of our properties may be hindered by the fact that such properties are subject to the Lease Agreements, as the terms of the Lease Agreements require that a purchaser assume the Lease Agreements or, in certain cases, enter into a severance lease with the tenants for the sold property on substantially the same terms as contained in the applicable Lease Agreement, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars Palace, Horseshoe, Harrah’s, Bally’s and Margaritaville. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as we may not enjoy comparable recognition or status under a new brand. A transition of management away from a Caesars or Penn National entity could also have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We have a substantial amount of indebtedness and expect to incur additional indebtedness in connection with the closing of the pending Greektown acquisition and may incur additional indebtedness in the future. Our substantial indebtedness exposes us to the risk of default under our debt obligations, limits our operating flexibility, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a substantial portion of our cash to service our debt obligations.
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2018, we had approximately $4.1 billion in long-term indebtedness, consisting of:

•	$2.1 billion of total indebtedness outstanding under our Term Loan B Facility;

•	$498.5 million of outstanding Second Lien Notes; and

•	$1.55 billion of CPLV CMBS Debt.
In addition, we expect to incur additional indebtedness in connection with the closing of the pending Greektown acquisition and to pay related fees and expenses, and we may incur additional indebtedness in the future to finance additional acquisitions or otherwise. As of December 31, 2018, we also have $400.0 million of available capacity to borrow under our Revolving Credit Facility.
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

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties if permitted under the Lease Agreements, possibly on disadvantageous terms at a loss;

•	the ability of the Operating Partnership to distribute cash to us may be limited or prohibited, which would materially and adversely affect our ability to make distributions on our common stock;

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
A rise in interest rates may increase our overall interest rate expense and have an adverse impact on our ability to pay distributions to our stockholders. The risk presented by holding variable rate indebtedness can be managed or mitigated by utilizing interest rate protection products. However, there is no assurance that we will utilize any of these products effectively or all, or that such products will be available to us. In addition, in the event of a rise in interest rates, new debt, whether fixed or variable, is likely to be more expensive, which could, among other things, make the financing of any acquisition more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates.
Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the market price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.
We have engaged and may engage in hedging transactions that may limit gains or result in losses.
We use derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2018, we had in place four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. Subsequent to year end, on January 3, 2019, we entered into two additional interest rate swap transactions having an aggregate notional amount of $500.0 million (bringing the aggregate notional amount of debt subject to an interest rate swap to $2.0 billion). The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
We may not be able to purchase the properties subject to the Call Right Agreements, the Second Amended and Restated Right of First Refusal Agreement or the Put-Call Agreement if we are unable to obtain additional financing. In addition, we may be forced to dispose of Harrah’s Las Vegas to Caesars, possibly on disadvantageous terms.
The Call Right Agreements provide for our right for up to five years after the Formation Date to enter into binding agreements to purchase the real property interest and all improvements associated with the Option Properties from Caesars. The Put/Call Agreement that we entered into with Caesars, among other things, provides us with the opportunity or the obligation to acquire the Caesars Forum Convention Center and lease it back to Caesars. The Second Amended and Restated Right of First Refusal Agreement provides us the right, subject to certain exclusions, to (i) acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (ii) acquire (and lease to Caesars) any of the properties that Caesars has recently agreed to acquire from Centaur Holdings, LLC, in each case, should Caesars determine to sell any such properties. In order to exercise these rights, we would likely be required to secure additional financing and our substantial level of indebtedness following the Formation Date or other factors could limit our ability to do so on attractive terms or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties. Even if financing with acceptable terms is available to us, there can be no assurance that we will exercise any of these rights.
The Put/Call Agreement, among other things, grants Caesars the right to sell to (and simultaneously lease back from) us the Caesars Forum Convention Center. If Caesars exercises the right to sell to (and lease from) us the Caesars Forum Convention Center and the transactions do not close for reasons other than a default by Caesars or a failure to obtain any required regulatory approvals, Caesars will have the right to acquire Harrah’s Las Vegas from us, all on and subject to the terms and conditions set forth in the Put/Call Agreement. In addition, the HLV Lease Agreement grants Caesars the right to purchase Harrah’s Las Vegas from us if we engage in certain transactions with entities deemed to be competitors of Caesars or if the landlord under the lease otherwise becomes a competitor of Caesars. The disposition of Harrah’s Las Vegas to Caesars pursuant to the Put/Call Agreement or the HLV Lease Agreement may be at disadvantageous terms and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
The bankruptcy or insolvency of any tenant or guarantor could result in the termination of the Lease Agreements and the related guarantees and material losses to us.
We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the gaming industry may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. In the event of a bankruptcy of Caesars, CRC or Penn National, any claim for damages under the guarantee may not be paid in full. Furthermore, although the tenants’ performance and payments under the Caesars Lease Agreements are guaranteed by Caesars or CRC, as the case may be, a default by the applicable tenant under the Caesars Lease Agreement, or by Caesars or CRC with regard to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the Caesars Lease Agreements.  In event of a bankruptcy, there can be no assurances that the tenants, Caesars or CRC would assume the Caesars Lease Agreements or the related guarantees, and if the Caesars Lease Agreements or guarantees were rejected, the tenant, Caesars or CRC, as applicable, may not have sufficient funds to pay the damages that would be owed to us a result of the rejection and we might not be able to find a replacement tenant on the same or better terms. For these and other reasons, the bankruptcy of one or more tenants, Caesars, CRC or Penn National would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Our pursuit of investments in, and acquisitions of, additional properties may be unsuccessful or fail to meet our expectations.
We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and, to the extent applicable, in combining our operations if such a transaction is completed.
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
Further, even if we were able to acquire additional properties in the future, there is no guarantee that such properties would be able to maintain their historical performance, which may prevent the ability of our tenants to pay the partial or total amount of the required lease payments under the respective Lease Agreements. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing stockholders. We have a substantial amount of indebtedness outstanding, which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. In addition, we cannot assure you that we will be successful in implementing our business and growth strategies or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders.
We may fail to consummate the pending acquisition of Greektown or may not consummate such acquisition on the terms agreed to. We could be required, under certain circumstances, to pay significant termination fees or liquidated damages to the seller in the pending acquisition.
The consummation of our pending acquisition of Greektown is subject to certain customary regulatory and other closing conditions, which make the completion and timing of the closing uncertain and, accordingly, there can be no assurance that such conditions will be satisfied on the anticipated schedule, or at all. If we fail to consummate the pending acquisition, we will not have acquired the revenue generating asset that will be required to produce the earnings and cash flow we anticipated. As a result, failure to consummate the acquisition would reduce our anticipated rental revenue and adversely affect our earnings per share and our ability to make distributions to stockholders, and the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the pending acquisition will be completed. Furthermore, our ability to raise the amount of long-term debt financing necessary to fund the pending acquisition is subject to market and economic conditions.
The transaction documents for the pending acquisition provide that, in specified circumstances, we could be required to pay significant termination fees or liquidated damages to the seller. If such a termination fee or liquidated damages is payable under any such circumstance described above, the payment could have a material adverse effect on us.
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
In addition, the Caesars Lease Agreements, as applicable, allow the tenants to remove a property from the Non-CPLV Lease Agreement and to terminate the CPLV Lease Agreement, the Joliet Lease Agreement or the HLV Lease Agreement, as the case may be, during the final two years of the lease terms if the cost to rebuild or restore a property in connection with a casualty event exceeds 25% of total property fair market value. Similarly, if a condemnation event occurs that renders a facility unsuitable for its primary intended use, the applicable tenants may remove the property from the Non-CPLV Lease Agreement and may terminate the CPLV Lease Agreement, the Joliet Lease Agreement or the HLV Lease Agreement, as the case may be. The Margaritaville Lease Agreement allows the tenant to terminate the Margaritaville Lease Agreement during the final year of the lease term if 50% or more of the square feet of the improvements are destroyed by a casualty event such that the improvements are rendered substantially untenantable. If a condemnation event occurs that renders the Margaritaville Resort Casino reasonably uneconomical for the operation of the improvements thereon on a commercially practicable basis for their permitted use as rentable facilities capable of producing a fair and reasonable net income therefrom, the tenant may terminate the Margaritaville Lease Agreement. If a property is removed from the Non-CPLV Lease Agreement or if the CPLV Lease Agreement, the Joliet Lease Agreement, the HLV Lease Agreement or the Margaritaville Lease Agreement, as the case may be, is terminated, we will lose the rent associated with the related facility, which would have a negative impact on our financial results. In this event, following termination of the lease of a property, even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all.
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
Many of the properties that we own are, and properties that we may acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease space to third parties. Such property restrictions could include: limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect us.
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

The appointment or replacement of certain key members of our executive management team is subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.
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
As a reporting company, we are required to develop and implement substantial control systems, policies and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic SEC reporting requirements. We cannot assure you that we will be able to successfully develop and implement these systems, policies and procedures and to operate our company or that any such development and implementation will be effective. Failure to do so could jeopardize our status as a REIT or as a reporting company, and the loss of such statuses would materially and adversely affect us. If we fail to develop, implement or maintain proper overall business controls, including as required to support our growth, our operating and financial results could be harmed, or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our SEC reporting obligations and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on us and on the market price of our common stock.
We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock.
Climate change may adversely affect our business.
Climate change, including rising sea levels, extreme weather and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets susceptible to a rise in sea level. If sea levels were to rise, we may incur material costs to protect our low-lying assets (to the extent not covered by our tenants under the terms of our leases) or may sustain damage, a decrease in value or total loss of such assets. In addition, climate change may result in reduced economic activity in these areas, which could harm the operations of our tenants and reduce the demand at our properties, which could reduce the rent payable to us under our triple-net leases and make it difficult for us to renew or re-lease our properties on favorable lease terms.  Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Any of the above could have a material and adverse effect on us.
If our separation from CEOC, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. Federal income tax purposes, CEOC could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CEOC for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
The IRS issued a private letter ruling with respect to certain issues relevant to our separation from CEOC, including relating to the separation and certain related transactions as tax-free for U.S. Federal income tax purposes under certain provisions of the Code. The IRS ruling does not address certain requirements for tax-free treatment of the separation. CEOC received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS did not rule, such requirements should be satisfied. The IRS ruling and the tax opinion that CEOC received, relied on (among other things) certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the IRS ruling, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
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
We elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017 and expect to operate in a manner that will allow us to continue to be classified as such. The Code generally requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (with certain adjustments), determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it distributes annually less than 100% of its REIT taxable income, including capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. As a result, in order to avoid current entity level U.S. Federal income taxes, a substantial portion of our cash flow after operating expenses and debt service will be required to be distributed to our stockholders.
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
Finally, our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have a material and adverse effect on us.
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
Recently enacted changes to the U.S. federal income tax laws could have a material and adverse effect on us. For example, certain changes in law pursuant to the law known as the Tax Cuts and Jobs Act could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

•	reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;

•	permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and

•	limiting the deductibility of interest expense, which could increase the distribution requirement of REITs (though such limitations generally should not affect REITs).
We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures or some other type of arrangement. If some or all of our leases are not respected as true leases for U.S. Federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.
In addition, subject to certain exceptions, rents received or accrued by us from any tenant (or affiliated tenants) will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. Our charter provides restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from tenants will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities and limit our expansion opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
As a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. In addition, not more than 25% of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, or forgo otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
We may be subject to built-in gains tax on the disposition of certain of our properties.
If we acquire certain properties in tax-deferred transactions, which properties were held by one or more C corporations before they were held by us, we may be subject to a built-in gain tax on future disposition of such properties. This is the case with respect to all or substantially all of the properties acquired from CEOC pursuant to the formation transactions as well as certain other properties we have acquired and may acquire in the future. If we dispose of any such properties during the five-year period following acquisition of the properties from the respective C corporation (i.e., during the five-year period following ownership of such properties by a REIT), we will be subject to U.S. Federal income tax (and applicable state and local taxes) at the highest corporate tax rates on any gain recognized from the disposition of such properties to the extent of the excess of the fair market value of the properties on the date that they were contributed to or acquired by us in a tax-deferred transaction over the adjusted tax basis of such properties on such date, which are referred to as built-in gains. Similarly, if we recognize certain other income considered to be built-in income during the five-year period following the property acquisitions described above, we could be subject to U.S. Federal tax under the built-in gains tax rules. We would be subject to this corporate-level tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the REIT distribution requirements. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in gain recognition period in order to avoid this built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to qualify and maintain our status as a REIT.
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
In order to qualify as a REIT, we must distribute any “earnings and profits,” as defined in the Code, accumulated by us during any period for which we did not qualify as a REIT or by any entity whose accumulated earnings and profits we acquire during any period for which such entity did not qualify as a REIT. Such distribution requirement applied to any earnings and profits that were allocated from CEOC to us in connection with the formation transactions by the end of the first taxable year in which we elected REIT status. Based on our analysis, we do not believe that any earnings and profits were allocated to us in connection with the formation transactions or any other transaction to which we are party and therefore did not make a purging distribution and do not currently intend to make any purging distribution, with respect to transactions to which we are a party. If we are required to make a purging distribution in the future, we may pay the purging distribution to our stockholders in a combination of cash and shares of our common stock. Each of our stockholders will be permitted to elect to receive the stockholder’s entire entitlement under the purging distribution in either cash or shares of our common stock, subject to a cash limitation. If our stockholders elect to receive a portion of cash in excess of the cash limitation, each such electing stockholder will receive a pro rata portion of cash corresponding to the stockholder’s respective entitlement under the purging distribution declaration. The IRS has issued a revenue procedure that provides that, so long as a REIT complied with certain provisions therein, certain distributions that are paid partly in cash and partly in stock will be treated as taxable dividends that would satisfy the REIT distribution requirements and qualify for the dividends paid deduction for U.S. Federal income tax purposes. In a purging distribution, if any, a stockholder of our common stock will be required to report dividend income equal to the amount of cash and common stock received as a result of the purging distribution even though we may distribute no cash or only nominal amounts of cash to such stockholder.
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
For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our REIT taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to make our required distributions, and we may need to raise additional equity or debt in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of our common stock or debt instruments, which could result in significant stockholder dilution or higher leverage. While the IRS has issued a revenue procedure indicating that certain distributions that are made partly in cash and partly in stock will be treated as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. Federal income tax purposes, no assurance can be provided that we will be able to satisfy the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include our common stock or debt instruments, a stockholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.
Risks Related to Our Organizational Structure
VICI is a holding company with no direct operations and relies on distributions received from the Operating Partnership to make distributions to its stockholders.
VICI is a holding company and conducts its operations through subsidiaries, including the Operating Partnership and VICI Golf. VICI does not have, apart from the units that it owns in the Operating Partnership and VICI Golf, any independent operations. As a result, VICI relies on distributions from its Operating Partnership to make any distributions to its stockholders it might declare on its common stock and to meet any of its obligations, including any tax liability on taxable income allocated to it from the Operating Partnership (which might not be able to make distributions to VICI equal to the tax on such allocated taxable income). In turn, the ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, and therefore, the ability of the Operating Partnership to make distributions to VICI, depends on the operating results of these subsidiaries and the Operating Partnership and on the terms of any financing arrangements they have entered into. In addition, because VICI is a holding company, claims of common stockholders of VICI are structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, VICI’s assets and those of the Operating Partnership and its subsidiaries will be available to satisfy the claims of VICI common stockholders only after all of VICI’s, the Operating Partnership’s and its subsidiaries’ liabilities and other obligations and any preferred equity of any of them have been paid in full.
The Operating Partnership may, in connection with its acquisition of additional properties or otherwise, issue additional common units or preferred units to third parties. Such issuances would reduce VICI’s ownership in the Operating Partnership. Because stockholders of VICI do not directly own common units or preferred units of the Operating Partnership, they do not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
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

•	Our charter contains restrictions on the ownership and transfer of our stock.
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

•	Our board of directors has the power to cause us to issue and authorize additional shares of our capital stock without stockholder approval.
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
Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, if any, on the other. Our directors and officers have duties to us under applicable Maryland law. At the same time, we, as general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as general partner to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to VICI. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.
Risks Related to Our Common Stock
The market price and trading volume of shares of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. The trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. If the market price of our common stock declines, you may be unable to sell your shares.
Some of the factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our earnings, Funds From Operations (“FFO”) or Adjusted Funds From Operations (“AFFO ”) estimates;

•	publication of research reports about us, our tenants or the real estate or gaming industries;

•	adverse developments involving our tenants;

•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;

•	changes in market valuations of similar companies;

•	market reaction to any additional capital we raise in the future, including availability and attractiveness of long-term debt financing in connection with the acquisition of Greektown;

•	our failure to achieve the anticipated benefits of our recently completed or pending acquisitions within the timeframe or to the extent anticipated by financial or industry analysts;

•	additions or departures of key personnel;

•	reaction to any other of our public announcements;

•	sales or potential sales of our common stock by us or our significant stockholders;

•	other actions by institutional stockholders;

•	strategic actions taken by us or our competitors, such as acquisitions;

•	speculation in the press or investment community about us, our tenants, our industry or the economy in general;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K or our other SEC filings; and

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, acts of terrorism and responses to such events.
An increase in market interest rates could cause potential investors to seek higher returns and therefore reduce demand for our common stock and result in a decline in our share price.
One of the factors that may influence the market price of shares of our common stock is the yield of our shares (i.e., the annualized distributions per share of our common stock as a percentage of the market price per share of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher yield which may result in a decline in the market price of our common stock. Higher interest rates would likely increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could also cause the market price of shares of our common stock to decline.
Future incurrences of debt, which would be senior to our shares of common stock upon liquidation, and/or issuance of preferred equity securities, which may be senior to our shares of common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by incurring additional debt, including medium-term notes, trust preferred securities and senior or subordinated notes, or issuing preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares of common stock. In addition, our preferred stock, if issued, would likely limit our ability to make liquidating or other distributions to the holders of shares of our common stock under certain circumstances. Any future common stock offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of shares of our common stock are not entitled to preemptive rights or other protections against dilution. Since our decision to issue debt securities, incur other forms of indebtedness or to issue additional common stock or preferred stock in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future offerings. Thus, our stockholders bear the risk of our issuing senior securities, incurring other senior obligations or issuing additional common stock in the future, which may reduce the market price of shares of our common stock, reduce cash available for distribution to common stockholders or dilute their stockholdings in us.
The number of shares available for future sale could adversely affect the market price of shares of our common stock.
We cannot predict whether future issuances of our shares or the availability of shares of our common stock for resale in the open market will decrease the market price per share of shares of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of shares of our common stock. If any of our stockholders cause, or there is a perception that they may cause, a large number of their shares to be sold in the public market, the sales could reduce the market price of shares of our common stock and could impede our ability to raise future capital.

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
Our geographically diverse portfolio consists of 22 market-leading properties that are leased to Caesars and Penn National, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip, approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
Our properties secure our long-term debt. See Note 9 — Debt to our Consolidated Financial Statements for additional information.
See Item 1 “Business-Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 1, 2018, in connection with our initial registered public offering, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 11, 2019, there were 404,726,821 shares of common stock issued and outstanding that were held by approximately 47 stockholders of record, not including beneficial owners of shares registered in nominee or street name.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. We cannot assure you that our estimated distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect us and our ability to make cash distributions, see Item 1A “Risk Factors.” If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required either to fund distributions from working capital, borrow or raise equity or to reduce such distributions. In addition, our charter allows us to issue preferred stock that could have a preference on distributions and could limit our ability to make distributions to our common stockholders. Additionally, under certain circumstances, agreements relating to our indebtedness could limit our ability to make distributions to our common stockholders.
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
We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid or otherwise minimize paying entity level Federal or excise tax (other than at any TRS of ours). We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. In particular, during the first several years of the leases, under the terms of the Formation Lease Agreements, rental income will be allocated for tax purposes generally in an amount greater than cash rents. Further, we may generate REIT taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the year ended December 31, 2018.
Issuer Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended December 31, 2018.
Registered Offering of Securities - Use of Proceeds
On January 31, 2018, our Registration Statement on Form S-11, as amended (Commission File No. 333-221997) and our Registration Statement on Form S-11MEF (Commission File No. 333-222806) were declared effective by the SEC, pursuant to which we sold a total of 69,575,000 shares of our common stock at a price per share of $20.00, for an aggregate offering price of $1.3915 billion (the “Offering”) before fees, expenses and commissions. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as principal representatives of the underwriters in the Offering. The Offering was completed on February 5, 2018, after sales of all 69,575,000 shares of common stock (inclusive of the full exercise by the underwriters of their overallotment option to purchase 9,075,000 additional shares of common stock). There was no material change in the planned use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 2, 2018, except that we deployed the remaining proceeds as follows: (i) on July 11, 2018, we utilized $507.5 million of the offering proceeds to purchase Octavius Tower; (ii) on December 26, 2018 we utilized $82.5 million of the offering proceeds to purchase Harrah’s Philadelphia; and (iii) on January 2, 2019 we utilized $261.1 million of the offering proceeds to purchase Margaritaville Resort Casino.
Stock Performance Graph
The graph below matches VICI Properties’ cumulative total stockholder return for the period from October 18, 2017 to December 31, 2018 on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from October 18, 2017 the first date on which our shares of common stock were publicly traded, until December 31, 2018. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Company / Index	10/18/2017	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18
VICI Properties Inc	$100.0	$110.8	$99.0	$111.6	$116.9	$101.5
MSCI US REIT Index	$100.0	$98.8	$89.9	$97.8	$97.9	$90.3
S&P 500	$100.0	$104.4	$103.1	$106.1	$113.8	$97.9

ITEM 6.	Selected Financial Data
The following selected financial data is derived from our Financial Statements. It should be read in conjunction with the Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

(In thousands, except share and per share data)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017*
Statement of Operations:
Revenues	$897,977	$187,609
Total operating expenses	140,023	43,413
Operating income	757,954	144,196
Interest expense	(212,663)	(63,354)
Loss from extinguishment of debt	(23,040)	(38,488)
Income before income taxes	533,558	42,636
Income tax (expense) benefit	(1,441)	1,901
Net income	532,117	44,537
Net income attributable to common stockholders	523,619	42,662

Per share data:
Net income per common share - Basic	$1.43	$0.19
Net income per common share - Diluted	$1.43	$0.19

Cash dividends declared	$0.9975	$—

Other Data:
Net cash provided by operating activities	$504,082	$129,440
Net cash used in investing activities	(1,140,877)	(1,136,251)
Net cash provided by financing activities	1,037,836	1,148,446

	As of December 31,
Financial Position Data:	2018	2017
Cash and cash equivalents	$577,883	$183,646
Restricted cash	20,564	13,760
Short-term investments	520,877	—
Total assets	11,333,368	9,739,712
Debt, net	4,122,264	4,785,756
Non-controlling interests	83,573	84,875
Stockholders’ equity	6,901,022	4,776,364
_____________________________
*Represents the period from October 6, 2017, the date of the Company’s Formation, through December 31, 2017

The following table sets forth the selected historical combined financial data of Caesars Entertainment Outdoor as our predecessor, the operations of which were contributed to VICI Golf on the Formation Date. These operations are comprised of: (i) the Rio Secco golf course in Henderson, Nevada; (ii) the Cascata golf course in Boulder City, Nevada; (iii) the Grand Bear golf course in Saucier, Mississippi; and (iv) the Chariot Run golf course in Laconia, Indiana. The following selected financial is derived from the historical combined financial statements of Caesars Entertainment Outdoor, our predecessor. It should be read in conjunction with the Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Period from January 1, 2017 to October 5, 2017	Year Ended December 31,
(In thousand)		2016	2015	2014
Statement of Operations:
Net revenues	$14,136	$18,785	$18,077	$18,908
Total operating expenses	14,136	18,778	18,059	18,869
Income from operations	—	7	18	39
Interest expense	—	(7)	(18)	(39)
Income before taxes	—	—	—	—
Income tax (expense) benefit	(2)	—	3	4
Net (loss) income	(2)	—	3	4

	As of October 5, 2017	As of December 31,
Financial Position Data:		2016	2015
Cash	$111	$920	$351
Total assets	89,253	90,475	92,034
Long-term debt	—	—	14
Liabilities subject to compromise	249	265	267
Equity	83,141	84,143	85,375

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated Financial Statements and notes thereto of VICI Properties Inc., the combined Financial Statements and notes thereto of Caesars Entertainment Outdoor and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are a Maryland corporation that was created to hold certain real estate assets owned by Caesars Entertainment Operating Company (“CEOC”), upon CEOC’s emergence from bankruptcy. Pursuant to CEOC’s Plan of Reorganization, on October 6, 2017 (the “Formation Date”), the historical business of CEOC was separated by means of a spin-off transaction whereby the real property assets (“Formation Properties”) of CEOC and certain of its subsidiaries, including four golf course businesses, were transferred through a series of transactions to us. Following the Formation Date, we are a stand-alone entity that was initially owned by certain former creditors of CEOC. We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations. We lease our properties to subsidiaries of Caesars and Penn National. We conduct our real property business through an operating partnership and our golf course business through a taxable REIT subsidiary (“TRS”), VICI Golf LLC.
The financial information included in this Annual Report on Form 10-K are our consolidated results (including the real property business and the golf course business) for the year ended December 31, 2018 and the period from October 6, 2017 (Formation Date) to December 31, 2017. Other financial information included, beginning on page F-37 of this Annual Report on Form 10-K, are the historical combined Financial Statements of Caesars Entertainment Outdoor, the golf course business owned by CEOC until Formation Date. The financial information included for Caesars Entertainment Outdoor includes the period from January 1, 2017 to October 5, 2017.
Summary of Significant 2018 Activities

•
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock at an offering price of $20.00 per share for an aggregate offering value of $1.4 billion, resulting in net proceeds of $1.3 billion after commissions and expenses.

•
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%.

•
On June 18, 2018, we entered into definitive agreements to (i) acquire the land and real estate assets of the Margaritaville Resort Casino, located in Bossier City, Louisiana for $261.1 million and (ii) concurrently with the closing of the transaction, entered into a triple-net lease on the property with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. We completed the transaction on January 2, 2019.

•
On July 11, 2018, we completed the transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower provides for annual rent of $35.0 million payable in equal consecutive monthly installments.

•
On September 17, 2018 we announced an increase in our targeted annualized dividend to $1.15 per share of common stock, which represents a 9.5% increase from our previous annualized dividend rate of $1.05 per share.

•
On November 13, 2018, we entered into definitive agreements to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with the Greektown, located in Detroit, Michigan, for $700.0 million in cash, and an affiliate of Penn National Gaming, Inc. has agreed to acquire the operating assets of Greektown for $300.0 million in cash. Simultaneous with the closing of the acquisition, the Company will enter into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease will have an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is expected to close in mid-2019 and is subject to regulatory approvals and customary closing conditions. We can provide no assurances that the acquisition of Greektown will be consummated on the terms or timeframe described herein, or at all.

•
On November 19, 2018, we completed a primary follow-on offering of 34,500,000 shares of common stock (including 4,500,000 shares of common stock sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) at an offering price of $21.00 per share for an aggregate offering value of $724.5 million, resulting in net proceeds of $694.2 million. We intend to contribute the net proceeds from the offering to pay a portion of the aggregate $700.0 million purchase price for the recently announced acquisition of the land and real estate assets of Greektown related fees and expenses.

•
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock pursuant to “at the market” offerings.

•
On December 26, 2018 we completed the previously announced transaction with Caesars to acquire all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price was reduced by $159.0 million to reflect the aggregate net present value of the contemplated modifications to the Caesars Lease Agreements, resulting in cash consideration of approximately $82.5 million. In connection with the closing, the Non-CPLV Lease Agreement was amended to, among other things, include Harrah’s Philadelphia. The amendment to the Non-CPLV Lease Agreement provided for an additional $21.0 million in annual rent for Harrah’s Philadelphia, which is subject to the amended provisions of the lease.

•
On December 26, 2018, simultaneous with the completion of the acquisition of Harrah’s Philadelphia, we modified certain of the terms in the Caesars Lease Agreements. Such modifications, which are summarized in Item 1 of this 10-K, provide for better alignment of our strategic interests with that of our tenant, Caesars.

KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Subsidiaries of Caesars and Penn National are the lessees of all of our properties pursuant to the Lease Agreements, and Caesars, CRC or Penn National guarantees the obligations of the tenants under the Lease Agreements. The Lease Agreements account for substantially all of our revenues. Additionally, we expect to realize organic growth in rental revenue through annual rent escalators in our Lease Agreements. Accordingly, we are dependent on Caesars, Penn National, the gaming industry and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on Caesars’ or Penn Nationals’ business, financial condition, liquidity, results of operations or prospects would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. See Item 1A “Risk Factors—Risks Related to Our Business and Operations.”
We actively seek to grow our portfolio through acquisitions of experiential real estate in geographically diverse dynamic markets spanning hospitality, entertainment, leisure and gaming properties. Additionally, we expect to grow our portfolio through acquisitions by pursuing opportunities to execute sale leaseback transactions with Caesars, pursuant to: (i) the Call Right Agreements, relating to three properties; (ii) rights of first refusal relating to certain domestic gaming facilities proposed to be acquired or developed by Caesars located outside the Gaming Enterprise District of Clark County, Nevada and the properties that Caesars acquired from Centaur Holdings, LLC in Indiana; and (iii) the Put/Call Agreement, which includes rights relating to the Caesars Forum Convention Center in Las Vegas. Finally, we believe the approximately 34 acres (after giving effect to the sale of approximately 18.4 acres to Caesars in December 2017) of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that we own will provide attractive opportunities for potential future expansion and development. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions, including the ability to continue to diversify our tenant base and increasing our geographic diversification.
Our operating and financial performance in the future will be significantly influenced by the success of our acquisition strategy, and the timing and the availability and terms of financing of any acquisitions that we may complete. We can provide no assurance that we will exercise any of our contractual rights to purchase one or more properties from Caesars or otherwise be successful in acquiring any properties. Additionally, our ability to successfully implement our acquisition strategy will depend upon the availability and terms of financing, including debt and equity capital. Further, the pricing of any acquisitions we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to execute sale leaseback transactions with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions or leases will be on terms as favorable to us as those relating to recent transactions. Should we exercise an option to purchase a property under a Call Right Agreement, the purchase price will be equal to ten times the property’s annual rent, which, in turn, will equal approximately 60% of the trailing property EBITDAR at the time of exercise. Accordingly, the purchase price and rent for any property we may acquire under a Call Right Agreement and lease to Caesars will depend upon the property’s trailing 12-month EBITDAR at the time of exercise. We anticipate that we would seek to finance these acquisitions with a combination of debt and equity, although no assurance can be given that we would be able to issue equity in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due market conditions or otherwise. In addition to rent, our tenants are required to pay the following: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on our income); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Accordingly, due to the “triple-net” structure of our leases, we do not expect to incur significant property-level expenses.

DISCUSSION OF OPERATING RESULTS

(In thousands)	2018	2017*	Variance
Revenues
Income from direct financing leases	$741,564	$150,171	$591,393
Income from operating leases	47,972	11,529	36,443
Tenant reimbursement of property taxes	81,240	19,558	61,682
Golf operations	27,201	6,351	20,850
Revenues	897,977	187,609	710,368

Operating expenses
General and administrative	24,429	9,939	14,490
Depreciation	3,686	751	2,935
Property taxes	81,810	19,558	62,252
Golf operations	17,371	4,126	13,245
Loss on impairment	12,334	—	12,334
Acquisition and transaction expenses	393	9,039	(8,646)
Total operating expenses	140,023	43,413	96,610
Operating income	757,954	144,196	613,758

Interest expense	(212,663)	(63,354)	(149,309)
Interest income	11,307	282	11,025
Loss from extinguishment of debt	(23,040)	(38,488)	15,448
Income before income taxes	533,558	42,636	490,922
Income tax (expense) benefit	(1,441)	1,901	(3,342)
Net income	532,117	44,537	487,580
Less: Net income attributable to non-controlling interests	(8,498)	(1,875)	(6,623)
Net income attributable to common stockholders	$523,619	$42,662	$480,957
_____________________________
*Represents the period from October 6, 2017, the date of the Company’s Formation, through December 31, 2017
Revenue
For the year ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017, our revenue was $898.0 million and $187.6 million, respectively, and was comprised as follows:

(In thousands)	2018	2017	Variance
Real property business revenue	$870,776	$181,258	$689,518
Golf course business revenue	27,201	6,351	20,850
Total revenue	$897,977	$187,609	$710,368
Real Property Business Revenue
Real property business revenue is generated from rent from our Lease Agreements and reimbursements of property taxes, and increased $689.5 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase was primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017. Additionally, we added Octavius Tower and Harrah’s Philadelphia to our real estate portfolio in 2018.

The following table details the components of our income from direct financing and operating leases:

(In thousands)	2018	2017
Income from direct financing leases	$741,564	$150,171
Income from operating leases	47,972	11,529
Total leasing revenue	789,536	161,700
Less: Direct financing lease adjustment (1)	(45,404)	(8,443)
Total contractual leasing revenue	$744,132	$153,257
____________________
(1) Amounts represent the non-cash adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Golf Course Business Revenue
Revenues from golf operations increased $20.9 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase was primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017.
Revenues from golf operations was $14.1 million for the period from January 1, 2017 to October 5, 2017 and $18.8 million for the year ended December 31, 2016. Revenues for the period from January 1, 2017 to October 5, 2017 comprised of golf revenues of $11.4 million, food and beverage revenues of $1.3 million and retail and other revenues of $1.4 million. Revenues for the year ended December 31, 2016 were comprised of golf revenues of $14.6 million, food and beverage revenues of $2.1 million and other revenues of $2.1 million.
Operating Expenses
General and Administrative Expenses
General and administrative expenses increased $14.5 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase is primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017, partially offset by certain non-recurring formation related expenses incurred in 2017.
Property Taxes
Property taxes paid or reimbursed by our tenants increased $62.3 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase is primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017.
Golf Course Business Expenses
Expenses from golf operations increased $13.2 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. In addition, $3.7 million and $0.8 million of depreciation expense was incurred by the golf business during the year ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017. The increases were primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017.
Golf-related expenses totaled $14.1 million for the period from January 1, 2017 to October 5, 2017. Golf-related expenses totaled $18.8 million and for the year ended December 31, 2016.
Loss on Impairment
During the year ended December 31, 2018 the Company recognized a $12.3 million loss on impairment related to certain vacant, non-operating land parcels transferred by CEOC to us on the Formation Date. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. No such impairment occurred in the comparative period.
Transaction and Acquisition Costs
For the year ended December 31, 2018 transaction and acquisition costs totaled $0.4 million. For the period from October 6, 2017 to December 31, 2017, transaction and acquisition costs totaled $9.0 million and were comprised of expenses related to the acquisition of Harrah’s Las Vegas and the sale of the Eastside Property.

Interest Expense
Interest expense increased $149.3 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase is primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017, offset by the pay down of amounts outstanding on our Revolving Credit Facility and the partial paydown of the Term Loan B Facility and Second Lien Notes in February of 2018.
Interest Income
Interest income increased $11.0 million during the year ended December 31, 2018 compared to the period from October 6, 2017 to December 31, 2017. The increase is primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017 as well as increased cash on hand from our IPO on February 1, 2018 and primary follow-on equity offering on November 15, 2018.
Loss on Extinguishment of Debt
During the year ended December 31, 2018 we recognized a loss on extinguishment of debt of a $23.0 million resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%. During the period from October 6, 2017 to December 31, 2017 we recognized a loss on extinguishment of debt of $38.5 million resulting from the repurchase of $400.0 million aggregate principal amount of prior mezzanine debt of Caesars Palace Las Vegas.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO direct financing lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges and gains (or losses) on debt extinguishment.
We calculate Adjusted EBITDA by adding or subtracting from AFFO interest expense, net and income tax expense.

These non-GAAP financial measures: (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.  In addition, these measures should not be viewed as measures of liquidity, nor do they measure our ability to fund all of our cash needs, including our ability to make cash distributions to our stockholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs, due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

(In thousands, except share data and per share data)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Net income attributable to common stockholders	$523,619	$42,662
Real estate depreciation	—	—
FFO	523,619	42,662
Direct financing lease adjustments attributable to common stockholders	(44,852)	(8,362)
Loss on extinguishment of debt	23,040	38,488
Loss on impairment	12,334	—
Non-cash stock-based compensation	2,342	1,385
Amortization of debt issuance costs and original issue discount	5,976	156
Other depreciation	3,679	751
Capital expenditures	(899)	(51)
Transaction and acquisition costs	393	9,039
AFFO	525,632	84,068
Interest expense, net	195,380	62,916
Income tax expense (benefit)	1,441	(1,901)
Adjusted EBITDA	$722,453	$145,083

Net income per common share
Basic and diluted	$1.43	$0.19
FFO per common share
Basic and diluted	$1.43	$0.19
AFFO per common share
Basic and diluted	$1.43	$0.37
Weighted average number of common shares outstanding
Basic	367,226,395	227,828,844
Diluted	367,316,901	227,985,455

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of December 31, 2018, our available cash balance was $577.9 million, our restricted cash balance was $20.6 million, our short-term investment balance was $520.9 million, and $400.0 million was available for future borrowings under our Revolving Credit Facility.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our contractual commitments refer to Note 12 - Commitments and Contingent Liabilities, in the Notes to our Financial Statements.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 9 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing the acquisition of Greektown in mid-2019, and we expect to fund the purchase with approximately $350.0 million of cash on hand (which represents a portion of the proceeds that we raised in our November 2018 equity offering) and $350.0 million of debt, either through additional long-term debt financing or under our Revolving Credit Facility. We anticipate funding future transactions with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities. All of the Lease Agreements call for an initial term of fifteen years with four, five-year renewal options (except for Harrah’s Philadelphia) and are designed to provide us with a reliable and predictable revenue stream. However, our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, adverse economic conditions.
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
Cash Flow Analysis
The table below summarizes our cash flows for the year ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017:

(In thousands)	2018	2017	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$504,082	$129,440	$374,642
Used in investing activities	(1,140,877)	(1,136,251)	(4,626)
Provided by financing activities	1,037,836	1,148,446	(110,610)
Net increase in cash, cash equivalents and restricted cash	401,041	141,635	259,406
Cash Flows from Operating Activities
Net cash provided by operating activities increased $374.6 million for the year ended December 31, 2018 compared with the period from October 6, 2017 to December 31, 2017. The increase is primarily driven by a full year of operations in 2018, compared to only three months of operations in 2017.

Cash Flows from Investing Activities
Net cash used in investing activities increased $4.6 million for the year ended December 31, 2018 compared with the period from October 6, 2017 to December 31, 2017. During 2018, the primary use of cash from investing activities was our investment in direct financing leases of $771.5 million related to the purchase of Octavius Tower and Harrah’s Philadelphia and net investments in short-term investments of $520.9 million. During the period from October 6, 2017 to December 31, 2017, our investment in deferred financing leases of $1,136.2 million related to the acquisition of Harrah’s Las Vegas was the primary use of cash from investing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased $110.6 million for the year ended December 31, 2018 compared with the period from October 6, 2017 to December 31, 2017.
During the year ended December 31, 2018 the primary sources and uses of cash from financing activities include:

•	Net proceeds from our initial public offering of $1,307.1 million of our common stock;

•	Net proceeds from our primary follow-on equity offering of $694.4 million of our common stock;

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $290.1 million in aggregate principal amount of our Second Lien Notes;

•	Dividend payments of $262.7 million
During the period from October 6, 2017 to December 31, 2017 the primary sources and uses of cash from financing activities include:

•	Proceeds from the issuance of $2,200.0 million of our Term Loan B Facility;

•	Proceeds from the $300.0 million draw from our Revolving Credit Facility;

•	Proceeds from the private placement issuance of $1,000.0 million of our common stock;

•	The sale of approximately 18.4 acres of undeveloped land located behind the LINQ Hotel & Casino and Harrah’s Las Vegas to Caesars for $73.6 million;

•	Repayment of our $1,638.4 million senior secured first lien Prior Term Loan;

•	Repayment of our $311.7 million first-priority senior secured Prior First Lien Notes;

•	The purchase by VICI PropCo of the entirety of the outstanding CPLV mezzanine debt in the aggregate principal amount of $400.0 million;

•	Costs of $36.2 million related to our common stock private placement and premium and fees related to the purchase of the mezzanine debt of $38.4 million; and

•	Debt issuance costs of $31.5 million related to our Term Loan B Facility and Revolving Credit Facility.

Debt
The following table summarizes our debt related transactions from the Formation Date to December 31, 2018:

	Face Value (In thousands)
Description of Debt	Debt At Formation	Mandatory Conversion	Refinancing Transactions	Debt at December 31, 2017	IPO Transaction	Debt at December 31, 2018
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility	$—	$—	$300,000	$300,000	$(300,000)	$—
Term Loan B Facility	—	—	2,200,000	2,200,000	(100,000)	2,100,000
First Lien Term Loan (“Prior Term Loan”)	1,638,387	—	(1,638,387)	—	—	—
First Priority Senior Secured Notes (“Prior First Lien Notes”)	311,721	—	(311,721)	—	—	—
Second Lien Notes	766,892	—	—	766,892	(268,412)	498,480
CPLV Debt
CPLV CMBS Debt	1,550,000	—	—	1,550,000	—	1,550,000
CPLV Mezzanine Debt					—	—
Senior tranche	200,000	—	(200,000)	—	—	—
Intermediate tranche	200,000	—	(200,000)	—	—	—
Junior tranche	250,000	(250,000)	—	—	—	—
Total Debt	$4,917,000	$(250,000)	$149,892	$4,816,892	$(668,412)	$4,148,480
Impact of Initial Public Offering
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock (which included 9,075,000 shares of common stock related to the overallotment option exercised by the underwriters in full) at an offering price of $20.00 per share for gross proceeds of $1.4 billion, resulting in net proceeds of $1.3 billion after commissions and expenses. We utilized a portion of the net proceeds from the stock offering to: (a) pay down $300.0 million of indebtedness outstanding under the Revolving Credit Facility; (b) redeem $268.4 million in aggregate principal amount of the Second Lien Notes at a redemption price of 108% plus accrued and unpaid interest to the date of the redemption; and (c) repay $100.0 million of the Term Loan B Facility.
Covenants
On December 22, 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) governing the Term Loan B Facility and the Revolving Credit Facility. The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement, as of the last day of any applicable fiscal quarter.

The CPLV CMBS Debt was incurred in October 2017 pursuant to a loan agreement containing certain covenants limiting CPLV Property Owner LLC’s ability to among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or $30,000,000.
At December 31, 2018, the Company was in compliance with all required debt-related financial covenants.
Capital Expenditures
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants are described in “Overview of our Lease Agreements” of Item 1 - Business.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, and as of the date this report was filed, we do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Financial Statements are prepared in accordance with GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to take decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures, including, but not limited to, the application of fresh start reporting, determining the useful lives of real estate properties, and evaluating the impairment of long-lived assets, and allocation of costs and deferred income taxes. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. Actual results may differ from the estimates.
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
We have determined that all of our leases meet the definition of direct financing leases under ASC 840, with the exception of the land component of our investment in Caesars Palace Las Vegas and certain parcels of land contained in the Non-CPLV Lease Agreement. We recognize the related income from our direct financing leases on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing leases will not equal income from direct financing leases. Rather, a portion of the cash rent we receive is recorded as Income from direct financing leases in our Statement of Operations and a portion is recorded as a change to the Investments in direct financing leases, net.
Initial direct costs incurred in connection with direct financing lease transactions are included in the balance of Investments in direct financing leases, net. Such amounts will be recognized as a reduction to Income from direct financing leases over the life of the lease using the effective interest method.
Under the operating lease model, as the lessor, at lease inception the land is recorded as Investments in operating leases in our Balance Sheet and we record income from operating leases on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying the lessee’s incremental borrowing rate to the value of the land. We record this lease income as Income from operating leases in our Statement of Operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of December 31, 2018.

	Payments Due By Period
(In thousands)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt
Term Loan B Facility, principal (1)	$2,100,000	$—		$32,000	$2,068,000
CPLV CMBS Debt, principal (2)	1,550,000	—	—	1,550,000	—
Second Lien Notes, principal (3)	498,480	—	—	498,480	—
Revolving Credit Facility, principal (4)	—	—	—	—	—
Scheduled interest payments (5)	1,050,788	211,372	422,745	324,340	92,330
Total debt contractual obligations	5,199,268	211,372	422,745	2,404,820	2,160,330

Leases and contracts
Operating lease for Cascata Golf Course Land	21,559	896	1,847	1,921	16,895
Golf maintenance contract for Rio Secco and Cascata Golf Course	16,350	3,270	6,540	6,540	—
Office leases	414	345	69	—	—
Total leases and contract obligations	38,323	4,512	8,456	8,461	16,895

Total Contractual Commitments	$5,237,591	$215,884	$431,201	$2,413,281	$2,177,225
________________________________________
(1) The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018 the next principal payment due on the Term Loan B Facility is September 2022. The Term Loan B Facility will mature on December 22, 2024 or the date that is three months prior to the maturity of the Second Lien Notes, whichever is earlier (or if the maturity is extended pursuant to the terms of the agreement, such extended maturity date as determined pursuant thereto).
(2) The CPLV CMBS Debt will mature on October 10, 2022.
(3) The Second Lien Notes will mature on October 15, 2023.
(4) The Revolving Credit Facility will mature on December 22, 2022.
(5) Estimated interest payments on variable interest loans are based on a LIBOR rate as of December 31, 2018. Subsequent to year end, on January 3, 2019, we entered into two additional interest rate swap transactions having an aggregate notional amount of $500.0 million at a blended rate of 2.38%.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. In the normal course of business, we are exposed to the effect of interest rate changes. We have entered into derivative agreements to mitigate exposure to unexpected changes in interest. Market risk refers to the risk of loss from adverse changes in market interest rates. We periodically use derivative financial instruments to seek to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We intend to enter into derivative agreements only with counterparties that we believe have a strong credit rating to mitigate the risk of counterparty default or insolvency.
As of December 31, 2018, we had $4,148.5 million of debt outstanding of which $2,048.5 million was fixed rate debt and $1,500.0 million was hedged variable rate debt, the remaining $600.0 million of our indebtedness was unhedged. Subsequent to December 31, 2018 we entered into two interest swap transactions which are effective January 22, 2019, for a notional amount of $500 million, effectively bringing our unhedged variable rate debt to $100.0 million. As of December 31, 2018, a one percent increase or decrease in the annual interest rate on our unhedged variable rate borrowings of $600.0 million would increase or decrease our annual cash interest expense by approximately $6.0 million. Subsequent to January 22, 2019, a one percent increase or decrease in the annual interest rate on our unhedged variable rate borrowings of $100.0 million would increase or decrease our annual cash interest expense by approximately $1.0 million.
We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities.

ITEM 8.	Financial Statements and Supplementary Financial Data
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 of this Form 10-K appear on pages F-2 to F-46. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in pages S-1 to S-5 to the consolidated financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Financial Statement Schedule on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Financial Statement Schedule on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc., et al., under Chapter 11 of the Bankruptcy Code, dated January 13, 2016.		T-3/A of VICI Properties 1 LLC	T3E-2	8/11/2017

2.2	Separation Agreement, dated as of October 6, 2017, between Caesars Entertainment Operating Company, Inc. and VICI Properties Inc.		8-K	2.1	10/11/2017

2.3**	Agreement and Plan of Merger dated as of June 18, 2018 by and among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC.		8-K	2.1	6/19/2018

2.4**	Purchase and Sale Agreement dated as of July 11, 2018 by and between Caesars Octavius, LLC and Octavius Propco LLC.		8-K	2.1	7/12/2018

2.5**	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.		8-K	2.2	7/12/2018

2.6**	Transaction Agreement dated as of November 13, 2018 by and among Greektown Mothership LLC, Penn Tenant III, LLC and VICI Properties L.P.		8-K	2.1	11/14/2018

2.7**	Real Estate Purchase Agreement dated as of November 13, 2018 by and between Greektown Mothership LLC and VICI Properties L.P.		8-K	2.2	11/14/2018

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Amended and Restated Bylaws of VICI Properties Inc.		8-K	3.2	10/11/2017

4.1	Indenture, dated as of October 6, 2017, by and among VICI Properties 1 LLC, VICI FC Inc., the subsidiary guarantors party thereto from time to time, and UMB Bank, National Association, as trustee, governing the First-Priority Senior Secured Floating Rate Notes due 2022.		8-K	4.1	10/11/2017

4.2
Supplemental Indenture No. 1, dated as of December 26, 2017, among Claudine Propco LLC as New Guarantor, VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee.
		X

4.3
Supplemental Indenture No. 2, dated as of December 26, 2017, among Claudine Propco LLC as New Guarantor, among VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee.
		X

4.4	Supplemental Indenture No. 3, dated as of September 24, 2018, among VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee	8-K	4.1	9/25/2018

4.5	Registration Rights Agreement, dated as of December 22, 2017, between VICI Properties Inc. and the other parties named therein.	S-11/A	4.5	1/17/2018

10.1	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	8-K	10.1	10/11/2017

10.2	First Amendment to Lease (CPLV), dated as of December 26, 2018, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	8-K	10.1	12/27/2018

10.3	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	8-K	10.2	10/11/2017

10.4	First Amendment to Lease (Non-CPLV) dated as of December 22, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC	10-K/A	10.40	4/30/2018

10.5	Second Amendment to Lease (Non-CPLV) dated as of February 16, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	10-Q	10.1	5/4/2018

10.6	Third Amendment to Lease (Non-CPLV) dated as of April 2, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	10-Q	10.2	5/4/2018

10.7+	Fourth Amendment to Lease (Non-CPLV), dated as of December 26, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	8-K	10.2	12/27/2018

10.8	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	8-K	10.3	10/11/2017

10.9+	First Amendment to Lease (Joliet), dated as of December 26, 2018, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	8-K	10.3	12/27/2018

10.10	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	8-K	10.4	10/11/2017

10.11	First Amendment to Golf Course Use Agreement, dated as of April 20, 2018 by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, and Grand Bear LLC, Caesars Enterprise Services LLC, CEOC, LLC, and solely for certain sections referenced therein, Caesars License Company, LLC.	10-Q	10.3	5/4/2018

10.12	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	8-K	10.5	10/11/2017

10.13	First Amendment to Management and Lease Support Agreement (CPLV), dated as of December 26, 2018, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.5	12/27/2018

10.14	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	8-K	10.6	10/11/2017

10.15	First Amendment to Management and Lease Support Agreement (Non-CPLV), dated as of December 26, 2018, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.6	12/27/2018

10.16	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	8-K	10.7	10/11/2017

10.17	First Amendment to Management and Lease Support Agreement (Joliet), dated as of December 26, 2018, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.7	12/27/2018

10.18	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s New Orleans.	8-K	10.9	10/11/2017

10.19	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Laughlin.	8-K	10.10	10/11/2017

10.20	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Atlantic City.	8-K	10.11	10/11/2017

10.21	Tax Matters Agreement, dated as of October 6, 2017, by and among Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	8-K	10.12	10/11/2017

10.22	Loan Agreement, dated as of October 6, 2017, by and among CPLV Property Owner LLC, as borrower, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Goldman Sachs Mortgage Company and Morgan Stanley Bank, N.A., as lenders, governing the CPLV CMBS Debt.	8-K	10.13	10/11/2017

10.23	Omnibus Amendment to Loan Documents, dated as of December 26, 2018, by and among Wilmington Trust, National Association, as Trustee for the Benefit of Holders of Caesars Palace Las Vegas Trust 2017-VICI, Commercial Mortgage Pass-Through Certificates, Series 2017-VICI, CPLV Property Owner LLC and VICI Properties L.P, relating to, among other things, the CPLV CMBS Debt.	8-K	10.8	12/27/2018

10.24	Mezzanine A Loan Agreement, dated as of October 6, 2017, by and among CPLV Mezz 1 LLC, Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the senior mezzanine debt.	8-K	10.16	10/11/2017

10.25	Consent and Omnibus Amendment to Loan Documents, dated as of December 26, 2018, by and among CPLV Mezz 1 LLC, VICI Properties L.P. and Wilmington Savings Fund Society, FSB, as administrative and collateral agent for the lenders under the Mezzanine A Loan Agreement, dated October 6, 2017, relating to the loan with respect thereto.	8-K	10.9	12/27/2018

10.26	Mezzanine B Loan Agreement, dated as of October 6, 2017, by and among CPLV Mezz 2 LLC, Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, and the lenders party thereto, governing the intermediate mezzanine debt.	8-K	10.15	10/11/2017

10.27	Consent and Omnibus Amendment to Loan Documents, dated as of December 26, 2018, by and among CPLV Mezz 2 LLC, VICI Properties L.P. and Wilmington Savings Fund Society, FSB, as administrative and collateral agent for the lenders under the Mezzanine B Loan Agreement, dated October 6, 2017, relating to the loan with respect thereto.	8-K	10.10	12/27/2018

10.28	Credit Agreement, dated as of December 22, 2017, among VICI Properties 1 LLC, as the borrower, Goldman Sachs Bank USA, as administrative agent and the other parties thereto.	8-K	10.1	12/26/2017

10.29	Amendment No. 1 to Credit Agreement, dated as of September 24, 2018, by and among VICI Properties 1 LLC, as the borrower, Goldman Sachs Bank USA, as administrative agent and the other parties thereto	8-K	10.1	9/25/2018

10.30	Second Lien Intercreditor Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC and VICI FC Inc., as the Borrowers, Wilmington Trust, National Association, as Credit Agreement Agent, UMB Bank, National Association, as the Initial Other First Priority Lien Obligations Agent, and each Other First Priority Lien Obligations Agent from time to time party thereto.	8-K	10.21	10/11/2017

10.31	Second Lien Collateral Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC, VICI FC Inc., each Subsidiary Party thereto, and UMB Bank, National Association, as Collateral Agent.	8-K	10.22	10/11/2017

10.32	Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.	8-K	10.23	10/11/2017

10.33	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.	10	10.20	9/28/2017

10.34†	Employment Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and Edward Pitoniak.	8-K	10.25	10/11/2017

10.35†	Employment Agreement, dated as of October 6, 2017, by and between VICI Properties Inc. and John Payne.	8-K	10.26	10/11/2017

10.36†	Employment Agreement, dated as of November 27, 2017, by and between VICI Properties Inc. and David Kieske.	S-11/A	10.32	1/17/2018

10.37†	Employment Agreement dated as of April 24, 2018 by and among VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher.	10-Q	10.2	8/2/2018

10.38†	VICI Properties Inc. 2017 Stock Incentive Plan.	8-K	10.28	10/11/2017

10.39	Purchase and Sale Agreement, dated as of November 29, 2017, by and between Harrah’s Las Vegas, LLC, a Nevada limited liability company, as seller, and Claudine Property Owner LLC, a Delaware limited liability company, as buyer.	8-K	10.1	11/30/2017

10.40	Purchase and Sale Agreement, dated as of November 29, 2017, by and between Vegas Development LLC, a Delaware limited liability company, as seller and Eastside Convention Center, LLC, a Delaware limited liability company, as buyer.		8-K	10.2	11/30/2017

10.41	Guaranty, made and entered into as of November 29, 2017 by VICI Properties I LLC, a Delaware limited liability company, as guarantor.		8-K	10.3	11/30/2017

10.42	Common Stock Purchase Agreement, dated as of November 29, 2017, between the Company and each purchaser, or the investment advisor or manager for one or more purchasers, identified on Schedule I thereto.		8-K	10.4	11/30/2017

10.43	Membership Interest Purchase Agreement dated as of June 18, 2018 by and among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc.		8-K	10.1	6/19/2018

10.44	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.		8-K	10.11	12/27/2018

10.45	Guaranty of Lease as of the 22nd day of December, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco, LLC.		S-11/A	10.36	1/17/2018

10.46	Amended and Restated Lease, dated as of December 22, 2017, by and among Claudine Propco, LLC and Harrah’s Las Vegas, LLC.		S-11/A	10.37	1/17/2018

10.47	First Amendment to Amended and Restated Lease, dated as of December 26, 2018, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.		8-K	10.4	12/27/2018

10.48	Put-Call Right Agreement, dated as of December 22, 2017, by and among Claudine Propco LLC, Vegas Development Land Owner LLC and 3535 LV Newco, LLC.		S-11/A	10.38	1/17/2018

10.49†	Form of Restricted Stock Grant		10-K	10.39	3/28/2018

10.50†	Form of LTIP Time-Based Restricted Stock Grant Agreement		8-K	10.1	8/30/2018

10.51†	Form of LTIP Performance-Based Restricted Stock Unit Agreement		8-K	10.2	8/30/2018

10.52†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan	X

21.1	Subsidiaries of VICI Properties Inc.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for Caesars Entertainment Outdoor	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Furnished herewith
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
† Management contracts and compensation plans and arrangements.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

February 14, 2019	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer and Director
POWER OF ATTORNEY
Each of the officers and directors of VICI Properties Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Edward B. Pitoniak, David A. Kieske and Gabriel F. Wasserman, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and all other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 14, 2019
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 14, 2019
David A. Kieske	(Principal Financial Officer)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 14, 2019
Gabriel F. Wasserman	(Principal Accounting Officer)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 14, 2019
James R. Abrahamson

/S/ DIANA CANTOR	Director	February 14, 2019
Diana Cantor

/S/ EUGENE I. DAVIS	Director	February 14, 2019
Eugene I. Davis

/S/ ERIC L. HAUSLER	Director	February 14, 2019
Eric L. Hausler

/S/ ELIZABETH I. HOLLAND	Director	February 14, 2019
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 14, 2019
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 14, 2019
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VICI Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2018 and for the period from October 6, 2017 (Formation Date) to December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for year ended December 31, 2018 and for the period from October 6, 2017 (Formation Date) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
New York, New York
February 14, 2019

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VICI Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
New York, New York
February 14, 2019

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Real estate portfolio:
Investments in direct financing leases, net	$8,916,047	$8,268,643
Investments in operating leases	1,086,658	1,110,400
Land	95,789	73,600
Property and equipment used in operations, net	71,513	74,300
Cash and cash equivalents	577,883	183,646
Restricted cash	20,564	13,760
Short-term investments	520,877	—
Other assets	44,037	15,363
Total assets	$11,333,368	$9,739,712

Liabilities
Debt, net	$4,122,264	$4,785,756
Accrued interest	14,184	21,595
Deferred financing liability	73,600	73,600
Deferred revenue	43,605	68,117
Dividends payable	116,287	—
Other liabilities	62,406	14,280
Total liabilities	4,432,346	4,963,348

Commitments and Contingencies (Note 12)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 404,729,616 and 300,278,938 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4,047	3,003
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	6,648,430	4,645,824
Accumulated other comprehensive loss	(22,124)	—
Retained earnings	187,096	42,662
Total VICI stockholders’ equity	6,817,449	4,691,489
Non-controlling interests	83,573	84,875
Total stockholders’ equity	6,901,022	4,776,364
Total liabilities and stockholders’ equity	$11,333,368	$9,739,712
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Revenues
Income from direct financing leases	$741,564	$150,171
Income from operating leases	47,972	11,529
Tenant reimbursement of property taxes	81,240	19,558
Golf operations	27,201	6,351
Revenues	897,977	187,609

Operating expenses
General and administrative	24,429	9,939
Depreciation	3,686	751
Property taxes	81,810	19,558
Golf operations	17,371	4,126
Loss on impairment	12,334	—
Acquisition and transaction expenses	393	9,039
Total operating expenses	140,023	43,413
Operating income	757,954	144,196

Interest expense	(212,663)	(63,354)
Interest income	11,307	282
Loss from extinguishment of debt	(23,040)	(38,488)
Income before income taxes	533,558	42,636
Income tax (expense) benefit	(1,441)	1,901
Net income	532,117	44,537
Less: Net income attributable to non-controlling interests	(8,498)	(1,875)
Net income attributable to common stockholders	$523,619	$42,662

Net income per common share
Basic	$1.43	$0.19
Diluted	$1.43	$0.19

Weighted average number of common shares outstanding
Basic	367,226,395	227,828,844
Diluted	367,316,901	227,985,455

Other comprehensive income
Net income attributable to common stockholders	$523,619	$42,662
Unrealized loss on cash flow hedges	(22,124)	—
Comprehensive income attributable to common stockholders	$501,495	$42,662
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of October 6, 2017	$1,772	$120	$3,431,781	$—	$—	$3,433,673	$83,000	$3,516,673
Net income	—	—	—	—	42,662	42,662	1,875	44,537
Preferred stock conversion	514	(120)	(394)	—	—	—	—	—
Mandatory debt conversion	176	—	249,811	—	—	249,987	—	249,987
Private equity placement	541	—	963,241	—	—	963,782	—	963,782
Share-based compensation	—	—	1,385	—	—	1,385	—	1,385
Balance as of December 31, 2017	$3,003	$—	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	—	523,619	523,619	8,498	532,117
Issuance of common stock from Initial Public Offering	695	—	1,306,424	—	—	1,307,119	—	1,307,119
Issuance of common stock from follow-on offering	345	—	693,844	—	—	694,189	—	694,189
Distributions to non-controlling interests	—	—	—	—	—	—	(9,800)	(9,800)
Dividends declared	—	—	—	—	(379,185)	(379,185)	—	(379,185)
Share-based compensation	4	—	2,338	—	—	2,342	—	2,342
Unrealized loss on cash flow hedges	—	—	—	(22,124)	—	(22,124)	—	(22,124)
Balance as of December 31, 2018	$4,047	$—	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Cash flows from operating activities
Net income	$532,117	$44,537
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing lease adjustments	(45,404)	(8,443)
Stock-based compensation	2,342	1,385
Depreciation	3,686	751
Amortization of debt issuance costs and original issue discount	5,976	156
Loss on impairment	12,334	—
Loss on extinguishment of debt	23,040	—
Deferred income taxes	(348)	(1,912)
Change in operating assets and liabilities:
Other assets	(22,945)	(7,159)
Accrued interest	(7,411)	21,595
Deferred revenue	(24,512)	68,081
Other liabilities	25,207	10,449
Net cash provided by operating activities	504,082	129,440
Cash flows from investing activities
Investments in direct financing leases	(771,507)	(1,136,200)
Capitalized transaction costs	(6,780)	—
Lease modification fee	159,000	—
Investments in short-term investments	(942,311)	—
Maturities of short-term investments	421,434	—
Proceeds from sale of land	186	—
Acquisition of property and equipment, net of change in related payables	(899)	(51)
Net cash used in investing activities	(1,140,877)	(1,136,251)
Cash flows from financing activities
Proceeds from initial public offering of common stock	1,307,119	—
Proceeds from follow-on offering of common stock	694,374	—
Proceeds from private placement of common stock	—	963,782
Payment of Term Loan B Facility	(100,000)	—
Payment of Revolving Credit Facility	(300,000)	—
Payment of Second Lien Notes	(290,058)	—
Proceeds from issuance of Term Loan B Facility, net	—	2,194,686
Proceeds from issuance of Revolving Credit Facility, net	—	298,000
Payment of Prior Term Loan	—	(1,638,387)
Payment of Prior First Lien Notes	—	(311,721)
Repurchase of Mezzanine Debt	—	(400,000)
Debt issuance costs	(1,117)	(31,501)
Proceeds from unrecognized sale of real estate	—	73,600
Mandatory debt conversion costs	—	(13)
Distributions to non-controlling interests	(9,800)	—
Dividends paid	(262,682)	—
Net cash provided by financing activities	1,037,836	1,148,446

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Net increase in cash, cash equivalents and restricted cash	401,041	141,635
Cash, cash equivalents and restricted cash, beginning of period	197,406	55,771
Cash, cash equivalents and restricted cash, end of period	$598,447	$197,406

Supplemental cash flow information:
Cash paid for interest	$213,309	$36,779
Cash paid for income taxes	1,375	—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$116,503	$—
Transfer of investments in operating leases to land	22,189	—
Transfer of investments in direct financing leases to investments in operating leases	10,967	—
Changes in accruals for additions to deferred transaction costs	742	—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the words ”VICI,” the “Company,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“Caesars” refers to Caesars Entertainment Corporation, a Delaware corporation, and its subsidiaries.
“Caesars Entertainment Outdoor” refers to the historical operations of the golf courses that were transferred from CEOC to VICI Golf on the Formation Date.
“Caesars Lease Agreements” refer collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the Formation Date, and following the Formation Date, CEOC, LLC, a Delaware limited liability company and its subsidiaries. CEOC is a subsidiary of Caesars.
“CPLV CMBS Debt” refers to $1.55 billion of asset-level real estate mortgage financing of Caesars Palace Las Vegas, incurred by a subsidiary of the Operating Partnership on October 6, 2017.
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time.
“CRC” refers to Caesars Resort Collection, LLC, a Delaware limited liability company which is a subsidiary of Caesars.
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December, 2017.
“Formation Date” refers to October 6, 2017.
“Formation Lease Agreements” refers to the CPLV Lease Agreement, the Joliet Lease Agreement and the Non-CPLV Lease Agreement, collectively.
“Greektown” refers to the real estate assets associated with the Greektown Casino-Hotel, located in Detroit, Michigan. On November 13, 2018, we entered into definitive agreements to acquire all of the land and real estate assets associated with Greektown,
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements and the Margaritaville Lease Agreement, unless the context otherwise requires.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville Resort Casino.
“Margaritaville Resort Casino” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties other than the facilities in Joliet, Illinois, as amended from time to time.
The “Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc. and its subsidiaries.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo in December 2017.
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, of which approximately $498.5 million aggregate principal amount remains outstanding.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017.

“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of the Caesars Entertainment Outdoor business.

“VICI PropCo” or “PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of VICI.
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 21 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of December 31, 2018, we leased all of our properties to subsidiaries of Caesars; however, following our acquisition of Margaritaville Resort Casino on January 2, 2019, we lease such property to Penn National. We also own and operate four championship golf courses located near certain of our properties.
We were created to hold certain real estate assets owned by CEOC, upon CEOC’s emergence from bankruptcy. Pursuant to CEOC’s Plan of Reorganization, on Formation Date, the historical business of CEOC was separated by means of a spin-off transaction whereby the real property assets (“Formation Properties”) of CEOC and certain of its subsidiaries, including four golf course businesses, were transferred to us through a series of transactions. Following the Formation Date, we are a stand-alone entity that was initially owned by certain former creditors of CEOC.

We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf.
Note 2 — Summary of Significant Accounting Policies
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
On the Formation Date, upon CEOC’s emergence from bankruptcy, we adopted fresh-start reporting in accordance with provisions of ASC 852, “Reorganizations” (“ASC 852”). In the application of fresh start accounting, we allocated the enterprise value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations under ASC 805, “Business Combinations” (“ASC 805”).
Principles of Consolidation and Non-controlling Interest
The accompanying consolidated Financial Statements include our accounts and the accounts of our Operating Partnership, and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes a single variable interest entity (“VIE”) where we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We present non-controlling interest and classify such interest as a component of consolidated stockholders’ equity, separate from VICI stockholders’ equity. Our non-controlling interest represents a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease Agreement.
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
Reportable Segments
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, each of which is an operating segment and is aggregated into one reportable segment.
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
As of December 31, 2018, restricted cash was primarily comprised of funds paid by us into a restricted account for a lender required FF&E replacement reserve. Pursuant to the amended CMBS Loan Agreement we are required to fund into escrow certain amounts to be used for FF&E replacement should Caesars vacate the property and remove the furniture, fixtures and equipment upon exit. As of December 31, 2017, restricted cash was comprised of funds paid monthly by Caesars for the CPLV rent that are held in a restricted cash management account for the purpose of funding debt service or impositions related to CPLV debt issued by us. Once all debt service and impositions are paid out of restricted cash, the remaining funds are returned to our unrestricted operating account.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$577,883	$183,646
Restricted cash	20,564	13,760
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$598,447	$197,406

Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 120 days and are accounted for as available for sale securities. As of December 31, 2018, we had $520.9 million of short-term investments. We did not have any short-term investments as of December 31, 2017.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have determined that all of our leases meet the definition of direct financing leases under ASC 840, with the exception of the land component of our investment in Caesars Palace Las Vegas and certain parcels of land contained in the Non-CPLV Lease Agreement. We recognize the related income from our direct financing leases on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing leases will not equal income from direct financing leases. Rather, a portion of the cash rent we receive is recorded as Income from direct financing leases in our Statement of Operations and a portion is recorded as a change to the Investments in direct financing leases, net.
Initial direct costs incurred in connection with direct financing lease transactions are included in the balance of Investments in direct financing leases, net. Such amounts will be recognized as a reduction to Income from direct financing leases over the life of the lease using the effective interest method.
Under the operating lease model, as the lessor, at lease inception the land is recorded as Investments in operating leases in our Balance Sheet and we record income from operating leases on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying the lessee’s incremental borrowing rate to the value of the land. We record this lease income as Income from operating leases in our Statement of Operations.
Investments in Land
Vacant, Non-Operating Land
On the Formation Date, CEOC transferred certain vacant, non-operating land parcels to us, which are subject to the provisions of the Non-CPLV Lease Agreement. The Non-CPLV Lease Agreement allows for the sale of these vacant, non-operating land parcels without Caesars’ consent since they are specifically identified as de minimis to the operations of Caesars. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. In the 2018 we reclassified the remaining $22.2 million carrying value of the vacant, non-operating land from Investments in operating leases to Land.
Eastside Property
In 2017, we sold certain land parcels known as the Eastside Property to Caesars for a sales price of $73.6 million. It was determined that the transaction does not meet the requirements of a completed sale for accounting purposes due to a put/call option on the land parcels and a convention center currently in process of being constructed (“Caesars Forum Convention Center”). The amount of $73.6 million is presented as Land with a corresponding amount of $73.6 million recorded as Deferred financing liability in our Consolidated Balance Sheet.
Property and Equipment Used in Operations
Property and equipment used in operations represents assets for VICI Golf, our golf operations, and were recorded at fair value of $75.0 million at the Formation Date. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
Additions to property used in operations are stated at cost. We capitalize the costs of improvements that extend the life of the asset and expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

Depreciable land improvements	2-50 years
Building and improvements	5-25 years
Furniture and equipment	2-5 years

Impairment
We assess our real estate portfolio and property and equipment used in operations for impairment on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease. Impairments are measured as

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the amount by which the current book value of the asset exceeds the estimated fair value of the asset. With respect to estimated expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows.
If and when an investment in direct financing leases is identified for impairment evaluation, we will apply the guidance in both ASC 310, “Receivables” (“ASC 310”) and ASC 360 “Property, Plant and Equipment” (“ASC 360”). Under ASC 310, the lease receivable portion of the net investment in direct financing lease is identified for impairment when it becomes probable that we will be unable to collect all rental payments associated with our investment in direct financing leases. Under ASC 360, the residual value portion of the net investment in direct financing leases is monitored for impairment under the same method we apply to real estate investments.
Tenant Reimbursement of Property Taxes
Real estate taxes paid directly by our tenants to taxing authorities are recorded gross on our Balance Sheets and Income Statements, as we have concluded we are the primary obligor. Such amounts are presented as revenues from tenant reimbursement of property taxes with a corresponding and offsetting property tax expense. Upon adoption of ASC 842, “Leases” (“ASC 842”) in the first quarter of 2019, we believe such amounts will be presented net, as the tenants pay the real estate taxes directly to the applicable taxing authority. Refer to Note 3 - Recently Issued Accounting Pronouncements for further details.
Revenue from Golf Operations
On the Formation Date, subsidiaries of VICI Golf entered into a golf course use agreement (the “Golf Course Use Agreement”) with New CEOC and Caesars Enterprise Services, LLC (“CES”) (collectively, the “users”), whereby the users were granted certain priority rights and privileges with respect to access and use of certain golf course properties. Payments under the Golf Course Use Agreement are currently comprised of a $10.2 million annual membership fee, $3.1 million of use fees and approximately $1.2 million of minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers”.
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
Refer to Note 11 - Fair Value for further information.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes-REIT Qualification
We have elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our stockholders would not be deductible by us in computing taxable income. Additionally, any resulting corporate liability created if we fail to qualify as a REIT could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
The TRS operations (represented by the four golf course businesses) are able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS operations are subject to federal and state income taxes. The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. We use the asset and liability method to provide for income taxes, which requires that our income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that we expect to be in effect when the underlying items of income and expense are realized and the differences reverse.
We recognize any interest and penalties, as incurred, in general and administrative expenses in our Statement of Operations.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. We present unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.
Acquisition and Transaction Expenses
Dead deal costs and other transaction and acquisition related expenses which are not capitalizable under GAAP are expensed in the period they occur.
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. For non-vested share awards that vest over a predetermined time period, we use the10-day volume weighted average price using the 10 trading days ending on the grant date. For non-vested share awards that vest based on market conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value of each tranche.
The unrecognized compensation relating to awards under our stock incentive plan will be amortized to general and administrative expense over the awards’ remaining vesting periods. Vesting periods for award of equity instruments range from zero to four years.
See Note 15—Stock-Based Compensation for further information related to the stock-based compensation.
Earnings Per Share
Earnings per share (”EPS”) is calculated in accordance with ASC 260, “Earnings Per Share”. Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities including those from our stock incentive plan.
See Note 14—Earnings Per Share for the detailed EPS calculation.
Underwriting Commissions and Offering Costs
Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred.
Concentrations of Credit Risk
As of December 31, 2018, all of our real estate holdings (other than VICI Golf) are currently leased by us to CEOC or other affiliates of Caesars, and most of our revenues are derived from the Lease Agreements that we have with CEOC or other affiliates of Caesars. Additionally, our properties on the Las Vegas Strip generated approximately 36% of our lease revenue for the year ended December 31, 2018. Other than having a single tenant from which we will derive most of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
On November 13, 2018, we entered into definitive agreements to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown located in Detroit, Michigan, for $700.0 million in cash, and an affiliate of Penn National has agreed to acquire the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Additionally, on January 2, 2019 we completed the previously disclosed transaction to acquire the Margaritaville Resort Casino located in Bossier City, Louisiana, with Penn National . These transactions will result in us having a more diversified tenant base.
Note 3 — Recently Issued Accounting Pronouncements
Accounting Standard Update (“ASU”) No. 2018-13 - Fair Value Measurement (Topic 820) - August 2018: The amendments in the update remove, modify and add certain fair value disclosures as a broader initiative to improve the effectiveness of financial disclosures. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. In 2018 we elected to early adopt this ASU, which resulted in no material changes to our fair value disclosures.
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
ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through November 2018): This amended guidance changes how entities will measure credit losses for most financial assets and certain other instruments, including direct financing leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. We are currently evaluating the impact of adopting the new standard and have determined that, upon adoption, we will be required to estimate and record credit losses related to our investments in deferred financing leases.
ASU No. 2016-02 - Leases (Topic 842) - February 2016 (as amended through December 2018): The amended guidance requires most lease obligations to be recognized as a right-of-use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. We plan to elect to use such practical expedients upon adoption on January 1, 2019.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are currently finalizing our evaluation of the impact of adopting this new standard on our Financial Statements but do not expect the adoption of the new guidance to have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues. However, upon adoption, we anticipate that certain initial direct costs associated with the execution of lease agreements such as legal fees and transaction costs will no longer be capitalizable and will instead be expensed in the period incurred. Additionally, pursuant to ASU 2018-20, tenant reimbursements of property taxes will be presented on a net basis, as the lessor pays for such costs directly. Finally, we anticipate that long-term leases entered into or modified subsequent to our adoption will be considered sales-type leases, as defined in ASC 842. The accounting for a sales-type lease is substantially consistent with that of the current accounting for our deferred financing leases. If we enter into future sale-lease back transactions with Caesars or other operators and the lease is determined to be a sales-type lease under ASC 842, we will be required to account for such transaction as a financing receivable.
In relation to certain leases for which we are the lessee, such as the ground lease on the Cascata golf course, upon adoption we will be required to record a right of use asset and corresponding lease liability on our balance sheet. We do not anticipate a material change to our lease expense as a result of the change in accounting as such expense will still be recorded on a straight-line basis.
ASU No. 2014-09 - Revenue from Contracts with Customers - May 2014 (amended January 2017): The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. We adopted this standard effective January 1, 2018. There was no material impact on our Financial Statements as the majority of our revenue recognition policies was not impacted by the new standard, as leases, which represent the substantial majority of our revenues, were excluded from the new guidance. The adoption of this guidance did not change the timing or process in which we recognize golf revenue.
Note 4 — Fresh-Start Reporting
On the Formation Date, we adopted fresh-start reporting in accordance with provisions of ASC 852. In the application of fresh start accounting, we allocated the enterprise value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations under ASC 805. The amount remaining after allocation of the enterprise value to the fair value of identified tangible and intangible assets and liabilities, if any, would be reflected as goodwill and subject to periodic evaluation for impairment. In addition to fresh start accounting, our Financial Statements reflect all effects of the transactions contemplated by the Plan of Reorganization.
Under ASC 852, fresh-start reporting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Accordingly, we qualified for and adopted fresh-start reporting as of October 6, 2017. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficits. It also includes the issuance of new shares of the reorganized entity caused by change of control under ASC 852.
The net book value of the real estate assets contributed to us by CEOC under the Plan of Reorganization was $4.8 billion. Based upon the analysis we completed with the assistance of outside third-party valuation experts, we concluded the fair value of these assets were $8.3 billion, net of non-controlling interests related to the Joliet facilities of $83.0 million.
Real estate assets were valued using an income approach and, more specifically, the discounted cash flow (“DCF”) technique. Future lease payments for the properties were modeled according to the terms contained in the initial Lease Agreements. Although we believe the length of the leases with CEOC will extend to the full thirty-five years lease term (assuming the exercise of tenant renewal options) per the initial Lease Agreements, the real property valuation analysis contemplates typical market participant oriented nine- and fourteen-year hold periods as a best methodology to estimate the value of the cash flow during the full term of the lease. Appropriate expenses were estimated and deducted from the future contract rent to derive expected future cash flows. Terminal or reversion values are calculated for both hold period scenarios based on estimated market terminal capitalization rates. The DCF technique estimates value by discounting back to present value the anticipated future cash flows for the interim periods in the DCF model plus the present value of the terminal values using an appropriate discount rate. The discount rate was derived based upon a weighted average cost of capital (“WACC”). The WACC was estimated based upon observations of a peer group of guideline companies whose stock was publicly traded on recognized exchanges as such guideline companies were considered comparable to us. Factors considered in deriving a WACC included general market rates of return at the valuation date, business risks associated with the industry in which VICI operates, and other specific risk factors deemed appropriate. An estimated discount rate of 9.0% was selected as a base rate for all properties. Individual property discount rates were then adjusted based on the specific additional aforementioned risk factors and, once adjusted, ranged from 7.5% to 17.5%.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fresh-start balance sheet illustrates the financial effects of the implementation of the Plan and the adoption of fresh-start reporting. It reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the contribution of properties.

(In thousands)	Fair Value as of Formation Date (October 6, 2017)
Assets
Real estate portfolio:
Investments in direct financing leases, net	$7,124,000
Investments in operating leases	1,184,000
Property and equipment used in operations, net	75,000
Cash and cash equivalents	55,771
Other assets	681
Total assets	$8,439,452

Liabilities
Debt	$4,917,000
Deferred income taxes	5,631
Accounts payable and accrued expenses	149
Total liabilities	4,922,780

Redeemable preferred stock	759,000

Stockholders’ Equity
Common stock	1,772
Additional paid-in capital	2,672,900
Total VICI stockholders’ equity	2,674,672
Non-controlling interests	83,000
Total stockholders’ equity	2,757,672
Total liabilities and stockholders’ equity	$8,439,452

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Property Transactions

2018 Transactions

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Harrah’s Philadelphia and Octavius Tower
On December 26, 2018 we completed the previously announced transaction with Caesars to acquire all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price was reduced by $159.0 million to reflect the aggregate net present value of the modifications to the Caesars Lease Agreements (as further described below and in Note 6 - Real Estate Investments), resulting in cash consideration of approximately $82.5 million. In addition, on July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to the CPLV Lease Agreement, as amended, which provides for annual rent with respect to Octavius Tower of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year renewal options.
In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease Agreement and the CPLV Lease Agreement were amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the terms of such leases as amended. The amendment to the Non-CPLV Lease Agreement provided for an additional $21.0 million in annual rent for Harrah’s Philadelphia, which is subject to the amended provisions of the lease. The HLV Lease Agreement and the Joliet Lease Agreement were modified at such time to achieve consistency with the other Lease Agreements. Refer to Note 6 - Real Estate Portfolio for a summary of the terms of the modified leases.
Purchase of Greektown
On November 13, 2018, we entered into definitive agreements to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash. Simultaneous with the closing of the Greektown Acquisition, the Company will enter into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease will have an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is expected to close mid-2019 and is subject to regulatory approvals and customary closing conditions. We can provide no assurances that the acquisition of Greektown will be consummated on the terms or timeframe described herein, or at all.
Purchase of Margaritaville Resort Casino
On June 18, 2018, we entered into definitive agreements to acquire (i) the land and real estate assets of the Margaritaville Resort Casino, located in Bossier City, Louisiana, for $261.1 million and (ii) concurrently with the closing of the transaction, triple-net lease the property to a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We subsequently closed on the acquisition of Margaritaville Resort Casino on January 2, 2019.

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
At closing, we entered into the HLV Lease Agreement, whereby Caesars leased back Harrah’s Las Vegas from us. Under the terms of the HLV Lease Agreement, Caesars is responsible for ongoing costs relating to the property, including property taxes, insurance, and maintenance and repair costs that arise from the use of the property and are required to continue to invest in the property and related equipment. The HLV Lease Agreement has an initial 15-year term with four five-year renewal terms exercisable at the option of the lessee (subject to certain conditions) and provides for a fixed base rent for each of the first seven years of the lease term equal to $87.4 million annually. We accounted for this transaction as a direct financing lease on our Balance Sheet.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Eastside Property
In December 2017, we sold the Eastside Property to Caesars for $73.6 million.
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
Put/Call Agreement
The Caesars Forum Convention Center is currently being constructed on the Eastside Property. Accordingly, we entered into a put/call agreement with Caesars, which provides both parties with certain rights and obligations including: (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Put Right”); (ii) if Caesars exercises the Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the put/call agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars; and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center.
Amended and Restated Right of First Refusal Agreement
Simultaneously with the sale of the Eastside Property, we also entered into an Amended and Restated Right of First Refusal Agreement with Caesars pursuant to which we will have a right, subject to certain exclusions, (i) to acquire (and lease to Caesars) any of the gaming facilities of Centaur Holdings, LLC, which was acquired by Caesars in the third quarter of 2018, (ii) to acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (iii) to acquire certain income-producing improvements if built by Caesars in lieu of the Caesars Forum Convention Center on the Eastside Property, subject to certain exclusions.
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
In December 2018, we entered into the Second Amended and Restated Right of First Refusal Agreement which replaced the Amended and Restated Right of First Refusal Agreement and, among other things, provided us with the right to acquire from Caesars, under certain circumstances, certain undeveloped land adjacent to the Las Vegas Strip.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Real Estate Portfolio
Our real estate portfolio consisted of the following as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Minimum lease payments receivable under direct financing leases (1)	$27,285,943	$29,302,166
Estimated residual values of leased property (unguaranteed)	2,135,312	1,987,651
Gross investment in direct financing leases	29,421,255	31,289,817
Unamortized initial direct costs	22,822	—
Less: Unearned income	(20,528,030)	(23,021,174)
Net investment in direct financing leases, net	8,916,047	8,268,643
Investment in operating leases (2)	1,086,658	1,110,400
Land (3)	95,789	73,600
Total Real estate portfolio	$10,098,494	$9,452,643
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement.
(3) Represents our investment in the Eastside Property and certain non-operating, de minimis land parcels contained in the Non-CPLV Lease Agreement. Refer to Note 5 —Property Transactions in relation to the Eastside Property and “Loss on impairment” below for further information on the non-operating de minimis land parcels.
The following table details the components of our income from direct financing and operating leases:

(In thousands)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Income from direct financing leases	$741,564	$150,171
Income from operating leases	47,972	11,529
Total leasing revenue	789,536	161,700
Less: Direct financing lease adjustment (1)	(45,404)	(8,443)
Total contractual leasing revenue	$744,132	$153,257
____________________
(1) Amounts represent the non-cash adjustment to income from direct financing leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases as well as the amortization of capitalized transaction and leasing costs.
At December 31, 2018, minimum lease payments owed to us for each of the five succeeding years under direct financing and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2019	$795,467
2020	807,283
2021	819,288
2022	831,922
2023	846,042
Thereafter	24,662,875
Total	$28,762,877
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, including renewal options, for both operating and direct financing leases at December 31, 2018 was 33.7 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Caesars Lease Agreements - Overview
On December 26, 2018, in connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Caesars Lease Agreements were amended to better align our interests with that of our tenant Caesars. Pursuant to the amended lease agreements, the provisions regarding the Escalators for the Non-CPLV Lease Agreement and Joliet Lease Agreement were amended so that the rent escalation commenced effective as of November 1, 2018. The following is a summary of the material lease provisions of our Caesars Lease Agreements prior to amendment and as amended:

($ In thousands)	Non-CPLV Lease Agreement and Joliet Lease Agreement (1)		CPLV Lease Agreement		HLV Lease Agreement (7)
Lease Provision (2)	Prior to Amendment	As Amended	Prior to Amendment	As Amended	Prior to Amendment and as Amended
Initial Term	15 years	15 years	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Initial Base Rent (3)	$472,925	$493,925	$165,000	$200,000	$87,400
Escalator commencement	Lease year six	Lease year two	Lease year two	Lease year two	Lease year two
Escalator (4)	Consumer price index subject to 2% floor	Lease years 2-5 - 1.5% Lease Years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease Years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (5)	None	1.2x commencing lease year 8	None	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (6)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent
Variable Rent percentage (6)	Lease years 8-10 - 19.5% Lease years 11-15 - 13%	4%	13%	4%	4%
____________________
(1) With respect to the Joliet Lease Agreement, we are entitled to receive 80% of the rent thereunder pursuant to the operating agreement of our joint venture, Harrah’s Joliet Landco LLC.
(2) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreement.
(3) The base rents of the Non-CPLV Lease Agreement and CPLV Lease Agreement were adjusted by $21.0 million and $35.0 million, respectively, to incorporate the base rent for Harrah’s Philadelphia and Octavius Tower, respectively. The additional $35.0 million of rent for Octavius Tower is not subject to the Escalator.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017.
(5) In the event that the EBITDAR to Rent Ratio coverage is below the stated floor, the Escalator of the respective Caesars Lease Agreements will be reduced to such amount to achieve the stated EBITDAR to Rent Ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent.
(6) Variable Rent is not subject to the Escalator and is calculated based on the increase or decrease of Net Revenues, as defined in the Caesars Lease Agreements, multiplied by the Variable Rent percentage.
(7) No material modifications to the HLV Lease Agreement occurred as a result of the amendments to the Caesars Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the amendments, the purchase price of Harrah’s Philadelphia was reduced by $159.0 million to reflect the aggregate net present value of the modifications to the Caesars Lease Agreements. Additionally, the rent of the Non-CPLV Lease Agreement and CPLV Lease Agreement was adjusted by $21.0 million and $35.0 million, per annum respectively, to incorporate the rent for Harrah’s Philadelphia and Octavius Tower, respectively.
Margaritaville Lease Agreement - Overview
Subsequent to year end, on January 2, 2019, we completed the previously announced transaction to acquire the Margaritaville Resort Casino. The following is a summary of the material lease provisions of our lease with a subsidiary of Penn National which commenced on January 2, 2019, the date of acquisition:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Building base rent	$17,200
Escalation commencement	Lease year two
Escalation	2% of Building Base rent, subject to the EBITDAR to rent ratio floor
EBITDAR to rent ratio floor (1)	1.9x commencing lease year two
Land base rent (2)	$3,000
Percentage rent (3)	$3,000 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In the event that the EBITDAR to rent ratio coverage is below the stated floor, the escalation will be reduced to such amount to achieve the stated EBITDAR to rent ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent.
(2) Land base rent is not subject to escalation.
(3) Percentage rent is subject to the percentage rent multiplier.
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
On the Formation Date, CEOC transferred certain vacant, non-operating land parcels to us which are subject to the provisions of the Non-CPLV Lease Agreement. The Non-CPLV Lease Agreement allows for the sale of these vacant, non-operating land parcels without Caesars consent since they are specifically identified as de minimis to the operations of Caesars. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. These vacant parcels of land had a fair value of $34.7 million on the Formation Date and were included in Investments in operating leases on our Balance Sheet.
We undertook a short-term strategic initiative to monetize certain of these vacant, non-operating land parcels. In relation to this initiative, we sold one land parcel in the quarter ended September 30, 2018 and are actively engaged in negotiations with buyers on two other parcels of land. Based on the sales prices that were or are being negotiated, we determined that the fair value of these three land parcels was lower than their current carrying values and recognized an impairment charge of $6.3 million, based on the anticipated sales prices. As a result of the identified impairment on these three parcels of land, we undertook an evaluation to assess whether indicators of impairment were present on the remaining vacant, non-operating land parcels. We used a sales comparison approach to determine the fair value of the remaining vacant, non-operating land parcels and identified $6.0 million in additional impairment charges. The impairment loss recorded was the result of various factors including changes in market conditions, strategic assessment and environmental and zoning issues that were identified during the sales process. Taking into account the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment charge recognized during the year ended December 31, 2018 and the sale of one of the parcels that occurred during the year, the current carrying value of the vacant, non-operating land parcels is $22.2 million as of December 31, 2018.
In the current year we reclassified the remaining $22.2 million carrying value of the vacant, non-operating land from Investments in operating leases to Land. As of December 31, 2018, the balance of Land consists of $22.2 million representing the vacant, non-operating land and $73.6 million representing the Eastside Property.
Note 7 — Property and Equipment Used in Operations, Net
Property and equipment used in operations is primarily attributable to golf operations land, building and improvements and consists of the following:

(In thousands)	December 31, 2018	December 31, 2017
Land and land improvements	$58,573	$57,901
Buildings and improvements	14,572	14,572
Furniture and equipment	2,805	2,578
Total property and equipment used in operations	75,950	75,051
Less: accumulated depreciation	(4,437)	(751)
Total property and equipment used in operations, net	$71,513	$74,300

(In thousands)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Depreciation expense	$3,686	$751

Note 8 — Other Liabilities
The following table details the components of our other liabilities:

(In thousands)	December 31, 2018	December 31, 2017
Other accrued expenses	30,951	2,796
Derivative liability	22,124	—
Accrued payroll and other compensation	4,934	2,559
Deferred income taxes	3,340	3,718
Accounts payable	1,057	5,207
Total other liabilities	$62,406	$14,280

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Debt
The following tables detail our debt obligations as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility(2)(3)	2022	L + 2.00%	$—	$—
Term Loan B Facility(3)(4)(5)	2024	L + 2.00%	2,100,000	2,073,784
Second Lien Notes(6)	2023	8.00%	498,480	498,480
CPLV Debt
CMBS Debt (the “CPLV CMBS Debt”) (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,122,264

($ in thousands)	December 31, 2017
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility(2)(3)	2022	L + 2.25%	$300,000	$300,000
Term Loan B Facility(3)(4)(5)	2024	L + 2.25%	2,200,000	2,168,864
Second Lien Notes(6)	2023	8.00%	766,892	766,892
CPLV Debt
CMBS Debt (the “CPLV CMBS Debt”) (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,816,892	$4,785,756
____________________

(1)	Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)	Interest on any outstanding balance is payable monthly. Any unused balance is subject to a 0.5% commitment fee paid quarterly.

(3)	Initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%.

(4)
Interest is payable monthly. On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt at 2.8297%.

(5)	Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(6)	Interest is payable semi-annually.

(7)	Interest is payable monthly.
The following is a schedule of future minimum repayments of our long-term debt as of December 31, 2018:

(Dollars in thousands)	Future Minimum Payments
2019	$—
2020	—
2021	—
2022	1,560,000
2023	520,480
Thereafter	2,068,000
Total minimum repayments	$4,148,480

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our debt related transactions from the Formation Date to December 31, 2018:

	Face Value (In thousands)
Description of Debt	Debt At Formation	Mandatory Conversion	Refinancing Transactions	Debt at December 31, 2017	IPO Transaction	Debt at December 31, 2018
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility	$—	$—	$300,000	$300,000	$(300,000)	$—
Term Loan B Facility			2,200,000	2,200,000	(100,000)	2,100,000
First Lien Term Loan (“Prior Term Loan”)	1,638,387	—	(1,638,387)	—	—	—
First Priority Senior Secured Notes (“Prior First Lien Notes”)	311,721	—	(311,721)	—	—	—
Second Lien Notes	766,892	—	—	766,892	(268,412)	498,480
CPLV Debt
CPLV CMBS Debt	1,550,000	—	—	1,550,000	—	1,550,000
CPLV Mezzanine Debt
Senior tranche	200,000	—	(200,000)	—	—	—
Intermediate tranche	200,000	—	(200,000)	—	—	—
Junior tranche	250,000	(250,000)	—	—	—	—
Total Debt	$4,917,000	$(250,000)	$149,892	$4,816,892	$(668,412)	$4,148,480

Senior Secured Credit Facilities
On December 22. 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) comprised of a $2.2 billion Term Loan B Facility and a $400.0 million Revolving Credit Facility, $300.0 million of which was borrowed on December 22, 2017 (the Term Loan B Facility and the Revolving Credit Facility are referred to together as the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%, as contemplated by the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% , of he aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement as of the last day of any applicable fiscal quarter. The restricted net assets of VICI PropCo as of December 31, 2018 were approximately $5.8 billion.
The Senior Secured Credit Facilities are secured by a first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly-owned material domestic restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Credit Agreement or are guarantors of the Senior Secured Credit Facilities. The Term

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B Loan Facility may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and are subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness.
On February 5, 2018, we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the principal amount outstanding on the Term Loan B Facility. Under the Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million of the Term Loan B Facility in February 2018 the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 10— Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.
CPLV CMBS Debt
The CPLV CMBS Debt was incurred on October 6, 2017 pursuant to a loan agreement (the “CMBS Loan Agreement”), and is secured by a first priority lien on all of the assets of CPLV Property Owner LLC, as borrower (“CPLV Borrower”), including CPLV Borrower’s (1) fee interest (except as provided in (2)) in and to Caesars Palace Las Vegas (on the Formation Date other than Octavius Tower), (2) leasehold interest with respect to Octavius Tower on the Formation Date, and (3) interest in the CPLV Lease Agreement and all related agreements, including the Lease Agreements, subject only to certain permitted encumbrances as set forth in the CMBS Loan Agreement. The CPLV CMBS Debt bears interest at 4.36% per annum. The CPLV CMBS Debt is evidenced by one or more promissory notes and secured by, among other things, a mortgage, deed of trust or other similar security instrument that creates a mortgage lien on the fee and/or leasehold interest of the CPLV Borrower.
The CMBS Loan Agreement contains certain covenants limiting CPLV Borrower’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes are guaranteed by each of the Issuers’ existing and subsequently acquired wholly-owned material domestic restricted subsidiaries and secured by a second priority lien on substantially all of the Issuers’ and such restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Indenture or are guarantors of the Second Lien Notes.
The Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, the ability to make certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or$30,000,000.
The Second Lien Notes are redeemable at the option of the Issuers, with the option to redeem up to 35% of the original aggregate principal amount thereof with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed. In February 2018, we used a portion of the proceeds from our initial public offering to redeem $268.4 million of the Second Lien Notes, which represented 35% of the original aggregate principal amount, at a redemption price of 108% plus accrued and unpaid interest to the date of redemption. Due to the partial redemption of the Second Lien Notes, we recognized a loss on extinguishment of debt of $23.0 million during the three months ended March 31, 2018, the majority of which relates to the premium paid on the redemption price.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mandatory Conversion
The CPLV mezzanine debt junior tranche of $250.0 million was automatically exchanged for 17,630,700 shares of the Company’s common stock on November 6, 2017. Refer to Note 13 - Stockholders' Equity for further information on the mandatory conversion.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2018, we are in compliance with all required covenants under our debt obligations.
Note 10 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

($ in thousands)	December 31, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of December 31, 2018, the interest rate swaps are in net unrealized loss positions and are recognized within Other liabilities. For the year ended December 31, 2018 the amount recorded in other comprehensive income related to the derivative instruments was an unrealized loss of $22.1 million. For the year ended December 31, 2018, we recorded interest expense of $6.3 million related to the interest rate swap agreements.
Subsequent to year end, on January 3, 2019, we entered into two additional interest rate swap transactions having an aggregate notional amount of $500.0 million. These interest rate swap transactions each have an effective date of January 22, 2019 and a termination date of January 22, 2021 and are intended to be cash flow hedges that effectively fix for two years, at a blended rate of 2.38%, the LIBOR component of the interest rate on $500.0 million of the outstanding debt under the Term Loan B Facility. Subsequent to the effectiveness and for the duration of the interest rate swap transactions, the Company is only subject to interest rate risk on $100.0 million of variable rate debt.
Note 11 — Fair Value
Recurring Fair Value Measurements
The following table summarizes our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$520,877	$—	$520,877	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$22,124	$—	$22,124	$—
____________________

(1)	The carrying value of these investment is equal to their fair value due to the short-term nature of the investments as well as their credit quality.

(2)
The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-recurring Fair Value Measurements
The following table summarizes our assets and liabilities measured at fair value on a non-recurring basis:

	December 31, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Land (1)	$19,019	$—	$7,419	$11,600
____________________

(1)
The fair value of the de minimis land valued based on the contract price represents a level 2 measurement as defined in ASC 820, while the inputs for the de minimis land valued using the sales comparison approach represents level 3 measurements as defined in ASC 820. The measurement and related estimates were made as of September 30, 2018.

The following table summarizes the significant unobservable inputs used in Level 3 fair value measurements:

			Significant Assumptions ($ in per sq. ft.)
Asset Type	Fair Value	Valuation Technique	Range	Weighted Average	Square Footage
Land	$11,600	Sales comparison	$0.50 - 5.00	$2.90	4,002,908

The estimated fair values of our financial instruments at December 31, 2018 and 2017 for which fair value is only disclosed are as follows:

	December 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$577,883	$577,883	$183,646	$183,646
Restricted cash	20,564	20,564	13,760	13,760
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$300,000	$300,000
Term Loan B Facility	2,073,784	2,016,000	2,168,864	2,200,000
Second Lien Notes	498,480	535,866	766,892	853,167
CPLV CMBS Debt	1,550,000	1,539,040	1,550,000	1,559,486
____________________

(1)
The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.

Note 12 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2018, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, Louisiana and New York, New York, which expire in 2019 and 2020, respectively. Total rental expense under these agreements, included in golf operations and general and administrative expenses in our Statement of Operations, was approximately

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.5 million for the year ended December 31, 2018 and $0.3 million for the period from October 6, 2017 to December 31, 2017.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2018 are as follows:

(In thousands)	Lease Commitments
2019	$1,242
2020	983
2021	933
2022	951
2023	970
Thereafter	16,895
Total minimum lease commitments	$21,974

Golf commitment
The TRS utilizes a third-party golf maintenance company for its Rio Secco and Cascata golf courses and recorded expense to golf operations in the amount of $3.0 million, related to such agreements. On November 1, 2018, we entered into new golf course maintenance agreements with BrightView Golf Maintenance, LLC related to the Rio Secco and Cascata golf courses, which became effective January 1, 2019. The agreements are for five years and expire on December 31, 2023, and include all labor and equipment necessary to maintain both golf course grounds. Pursuant to the agreements, we pay an annual golf maintenance fee of $3.3 million and such fee is subject to an annual escalator calculated as a weighted combination of the annual change in the Employment Cost Index (75%) and Consumer Price Index (25%).
Other Contractual Commitments
As discussed in Note 5 — Property Transactions, pursuant to the Eastside Property sale agreement, Caesars is responsible for the remediation of the flood plain mechanism on the Eastside Property. The costs of the remediation work will be borne fifty percent (50%) by us and fifty percent (50%) by Caesars, pari passu, until such time as the total cost incurred in connection with the remediation work is equal to $12.0 million. Any costs in excess of $12.0 million incurred in connection with the remediation work shall be the sole responsibility of Caesars.
Note 13 — Stockholders' Equity
Stock
We have the authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
2017 Transactions
Formation
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
Private Equity Placement
In November 2017, we entered into a common stock purchase agreement with certain of our existing investors, which certain additional investors joined in December 2017, pursuant to which we agreed to sell, contemporaneously with the consummation of the acquisition of the Harrah’s Las Vegas property, an aggregate of 54,054,052 shares of our common stock at a price of $18.50 per share in a private placement transaction, for gross proceeds of approximately $1.0 billion. The net proceeds from the transaction of approximately $963.8 million was used to partially fund the purchase price for the Harrah’s Las Vegas property and for working capital and general corporate purposes. At the closing of the private placement, on December 22, 2017, we made a cash payment equal to 2% of the committed amount, or $17.0 million in the aggregate, to the investors who entered into the purchase agreement with us in November 2017. In addition, at the private placement closing, we entered into a registration rights agreement with the investors, which provides, among other things, for us to file a shelf registration statement for the benefit of the investors within 75 days following the closing. Subsequent to year end, on January 3, 2019, we filed a post-effective amendment to Form S-11 to de-register all of the shares that remained unsold under the registration statement because we are no longer obligated to maintain the effectiveness of the registration statement pursuant to the terms of the registration rights agreement. The post-effective amendment became effective on January 30, 2019.
2018 Transactions
Initial Public Offering
On February 5, 2018, we completed an initial public offering of 69,575,000 shares of common stock at an offering price of $20.00 per share for an aggregate offering value of $1.4 billion, resulting in net proceeds of $1.3 billion after commissions and expenses.
Primary Follow-on Offering
On November 19, 2018, we completed a primary follow-on offering of 34,500,000 shares of common stock at an offering price of $21.00 per share for an aggregate offering value of $724.5 million, resulting in net proceeds of $694.2 million. We intend to contribute the net proceeds from the offering to pay a portion of the aggregate purchase price of $700.0 million for the recently announced acquisition of the land and real estate assets of Greektown in Detroit, Michigan, and related fees and expenses.
At-the-Market Offering Program
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our common stock under the ATM Agreement during the year ended December 31, 2018.
After giving effect to the initial public offering, the primary follow-on offering and the issuance of certain unvested restricted shares under the 2017 Stock Incentive Plan (the “Plan”), we have 404,729,616 shares of Common Stock issued and outstanding as of December 31, 2018.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions
Dividends declared (on a per share basis) during the year ended December 31, 2018 were as follows:

Declaration Date	Period	Dividend
March 15, 2018 (1)	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018 (2)	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018 (3)	July 1, 2018 - September 30, 2018	$0.2875
December 13, 2018 (4)	October 1, 2018 - December 31, 2018	$0.2875
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

(4)	The dividend was paid on January 10, 2019 to stockholders of record as of the close of business on December 28, 2018.
Note 14 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share for the year ended December 31, 2018 and for the period from October 6, 2017 to December 31, 2017:

(In thousands)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Determination of shares:
Weighted-average common shares outstanding	367,226	227,829
Assumed conversion of restricted stock	91	156
Diluted weighted-average common shares outstanding	367,317	227,985
Basic and Diluted Earnings Per Share

(In thousands, except per share data)	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Basic:
Net income attributable to common stockholders	$523,619	$42,662
Weighted-average common shares outstanding	367,226	227,829
Basic EPS	$1.43	$0.19

Diluted:
Net income attributable to common stockholders	$523,619	$42,662
Diluted weighted-average common shares outstanding	367,317	227,985
Diluted EPS	$1.43	$0.19

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Stock-Based Compensation
The Plan is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2018, 12,240,831 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During 2017 and 2018, the Company granted approximately 164,000 and 157,000 shares of restricted stock under the Plan subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of three to four years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During 2018 the Company granted approximately 133,000 restricted stock units under the Plan subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 2.7% and an expected price volatility of 13.3%. The expected price volatility was calculated based on both historical and implied volatility.
Total stock-based compensation expense recorded as General and administrative expense in the Statement of Operations totaled $2.3 million for the year ended December 31, 2018 and $1.4 million for the period from October 6, 2017 to December 31, 2017. Compensation expense is recognized on a straight-line basis over the term of the award.
The following table details the activity of our incentive stock, time-based restricted stock and performance-based restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of Formation Date	—	$—
Granted	174,572	15.41
Vested	(50,962)	14.90
Forfeited	—	—
Canceled	—	—
Outstanding as of December 31, 2017	123,610	15.61
Granted	336,980	19.37
Vested	(59,954)	10.18
Forfeited	(2,383)	16.88
Canceled	—	—
Outstanding as of December 31, 2018	398,253	$19.60

As of December 31, 2018, there was $5.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.33 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 — Income Taxes
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
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”), was enacted on December 22, 2017, which significantly changed U.S. tax law by, among other things, a permanent reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. ASC 740, “Accounting for Income Taxes”, requires companies to recognize the effect of tax law changes in the period of enactment. Accordingly, in 2017 we recorded a reduction to our net deferred tax liability of $2.4 million, and a corresponding increase to income tax benefit during the period.
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31, 2018			Period from October 6, 2017 to December 31, 2017
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,693	$(459)	$1,234	$—	$(1,909)	$(1,909)
State	126	81	207	11	(3)	8
Income tax expense (benefit)	$1,819	$(378)	$1,441	$11	$(1,912)	$(1,901)

At December 31, 2018 and 2017, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Federal net operating loss	$—	$55
Accruals, reserves and other	117	24
Total deferred tax assets	117	79
Deferred tax liabilities:
Land, buildings and equipment, net	(3,457)	(3,797)
Total deferred tax liabilities	(3,457)	(3,797)
Net deferred tax liability	$(3,340)	$(3,718)

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% in 2018 and 35% in 2017:

	Year Ended December 31, 2018		Period from October 6, 2017 to December 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$112,326	21.0%	$15,414	35.0%
REIT income not subject to federal income tax	(111,035)	(20.8)	(14,897)	(33.8)
Pre-tax gain attributable to taxable subsidiaries	1,291	0.2	517	1.2
State income taxes, net of federal benefits	187	—	5	—
Non-deductible expenses and other	(37)	—	—	—
Impact of Tax Reform on deferred tax liability	—	—	(2,423)	(5.5)
Income tax expense (benefit)	$1,441	0.2%	$(1,901)	(4.3)%

As of December 31, 2018, we had estimated NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2018, the 2017 and 2018 tax years remain subject to examination by taxing authorities. Since our formation occurred in 2017, there are no prior tax years subject to examination.
Note 17 — Segment Information
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
The following tables present certain information with respect to the Company’s segments:

	Year Ended December 31, 2018			Period from October 6, 2017 to December 31, 2017
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$870,776	$27,201	$897,977	$181,258	$6,351	$187,609
Operating income	751,803	6,151	757,954	142,722	1,474	144,196
Interest expense	(212,663)	—	(212,663)	(63,354)	—	(63,354)
Loss on extinguishment of debt	(23,040)	—	(23,040)	(38,488)	—	(38,488)
Income before income taxes	527,407	6,151	533,558	41,162	1,474	42,636
Income tax expense	—	(1,441)	(1,441)	—	1,901	1,901
Net income	527,407	4,710	532,117	41,162	3,375	44,537

Depreciation	7	3,679	3,686	—	751	751

Total assets	$11,247,637	$85,731	$11,333,368	$9,660,244	$79,468	$9,739,712

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Subsequent Events

We have evaluated subsequent events and, except for the closing of Margaritaville Resort Casino on January 2, 2019, as described in Note 6, the interest rate swap transactions entered into on January 3, 2019, as described in Note 10, the post-effective amendment to the registration statement on Form S-11 filed on January 3, 2019 (and declared effective on January 30, 2019), as described in Note 13 and the payment of dividends on January 10, 2019, as described in Note 13, there were no other events relative to the Financial Statements that require additional disclosure.
Note 19 — Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017:

	Quarter Ended				Period from October 6 to December 31, 2017
($ in thousands except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$226,039	$232,687	$220,975	$218,276	$187,609
Operating income	195,682	184,100	189,448	188,724	144,196
Net income	144,631	132,024	141,359	114,103	44,537
Net income attributable to common stockholders	142,541	129,912	139,044	112,122	42,662
Net income per common share
Basic and diluted	$0.37	$0.35	$0.38	$0.33	$0.19
Dividends per share	$0.2875	$0.2875	$0.2625	$0.1600	$—

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
See accompanying Notes to Combined Financial Statements

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS

In these notes, the words “Caesars Entertainment Outdoor,” “Business,” “Outdoor Business,” “we,” “our,” and “us” refer to the business and operation of the golf courses listed in Note 1 that were wholly owned by Caesars Entertainment Operating Company, Inc. through October 5, 2017.
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
Prior to the Formation Date, the Outdoor Business was a wholly owned business of CEOC and included the operations of the Cascata golf course in Boulder City, Nevada, the Rio Secco golf course in Henderson, Nevada, the Grand Bear golf course in Biloxi, Mississippi, and the Chariot Run golf course in Elizabeth, Indiana. Caesars Entertainment Golf, Inc., Rio Development Company, Inc., Grand Casinos of Biloxi, LLC, and Riverboat Casino, LLC, directly owned these golf courses, respectively, and were debtor-in-possession subsidiaries of CEOC.
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
Receivables
Accounts receivable are non-interest bearing and are initially recorded at cost. They include amounts for sponsorship and other golf tournament fees, amounts due for hosted private events, and amounts due from credit card clearing activities. The allowance for doubtful accounts is established and maintained based on our best estimate of accounts receivable collectability. Management estimates collectability by specifically analyzing accounts receivable aging, known troubled accounts and other historical factors that affect collections. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded into income when received. Trade receivables are due within one year or less and approximates fair value.
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
The carrying value of our long-lived assets is reviewed whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

considered by management in performing this assessment may include current operating results, trends, prospects, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which in this case, is the four golf courses combined together as an asset group. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the Financial Statements. For the period from January 1, 2017 to October 5, 2017 and the years ended December 31, 2016 and 2015, no impairment of long-lived assets was recorded.
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

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

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

CAESARS ENTERTAINMENT OUTDOOR
(DEBTOR-IN-POSSESSION)
NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

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

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$377,704	$119,117
Restricted cash	48	—
Short-term investments	520,877	—
Other assets	2,150	—
Due from affiliates	133	57,573
Investment in subsidiaries	6,033,310	9,545,013
Total assets	$6,934,222	$9,721,703

Liabilities
Other liabilities	$486	$—
Dividends payable	116,287	—
Due to affiliates	—	155,001
Total liabilities	116,773	155,001

Shareholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 404,729,616 and 300,278,938 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4,047	3,003
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2018 and 2017	—	—
Additional paid in capital	6,648,430	9,563,417
Accumulated other comprehensive loss	(22,124)	—
Retained earnings	187,096	282
Total shareholders' equity	6,817,449	9,566,702
Total liabilities and shareholders’ equity	$6,934,222	$9,721,703

See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Revenues
Equity in earnings of investment in subsidiary	$516,116	$—
Revenues	516,116	—

Operating Expenses
General and administrative	78	—
Total operating expenses	78	—

Operating income	516,038	—
Interest income	7,581	282
Income before income taxes	523,619	282
Income taxes	—	—
Net income	$523,619	$282

Other comprehensive income
Net income	$523,619	$282
Unrealized loss on cash flow hedges - investment in subsidiaries	(22,124)	—
Comprehensive income	$501,495	$282

See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018	Period from October 6, 2017 to December 31, 2017
Cash flows from operating activities
Net income	$523,619	$282
Change in operating assets and liabilities:
Change in other assets	(2,150)	—
Change in other liabilities	270	—
Change in intercompany balances, net	(614)	98,813
Cash flows from operating activities	521,125	99,095

Cash flows from investing activities
Investment in subsidiary	(1,838,205)	(1,000,000)
Distributions from subsidiaries	357,781	—
Investments in short-term investments	(691,239)	—
Maturities of short-term investments	170,362	—
Cash flows used in investing activities	(2,001,301)	(1,000,000)

Cash flows from financing activities
Proceeds from private placement of common stock	—	964,376
Proceeds from initial public offering of common stock	1,307,119	—
Proceeds from follow-on offering of common stock	694,374	—
Dividends paid	(262,682)	—
Mandatory debt conversion costs	—	(13)
Cash flows provided by financing activities	1,738,811	964,363

Net increase in cash and cash equivalents	258,635	63,458
Cash, cash equivalents and restricted cash, beginning of period	119,117	55,659
Cash, cash equivalents and restricted cash, end of period	$377,752	$119,117

See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Background and Basis of Presentation
The condensed parent company financial information has been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of VICI Properties Inc. and its subsidiaries exceed 25% of the consolidated net assets of VICI Properties Inc. and its subsidiaries (the “Company”). This information should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this filing.

2.	Restricted net assets of subsidiaries
VICI Properties 1 LLC (“VICI PropCo”), a Delaware limited liability company and an indirect wholly-owned subsidiary of VICI Properties, Inc., has certain restrictions on its ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements. On December 22, 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) governing the Term Loan B Facility and the Revolving Credit Facility. The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement, as of the last day of any applicable fiscal quarter.
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or $30,000,000.
The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2018 was approximately $5.8 billion.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 9 of the Company’s consolidated financial statements.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

			Acquisition Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	Land and Improvements	Building and Improvements	Land and Improvements	Building and Improvements	Total (a)	Accumulated Depreciation	Date Acquired	Useful Life
Caesars Palace Land	Las Vegas, Nevada	(b)	$1,010,967	$—	$—	$—	$1,010,967	$—	$1,010,967	$—	10/6/2017 (c)	N/A
Land Parcels subject to Non-CPLV Lease Agreement	Various	(d)	75,691	—	—	—	75,691	—	75,691	—	10/6/2017	N/A
Vacant, non-operating Land	Various		22,189	—	—	—	22,189	—	22,189	—	10/6/2017	N/A
Eastside Property (e)	Las Vegas, Nevada		73,600	—	—	—	73,600	—	73,600	—	10/6/2017	N/A
			$1,182,447	$—	$—	$—	$1,182,447	$—	$1,182,447	$—

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

(b) Pledged to secure obligations under the CPLV CMBS Debt.
(c) Octavius tower addition to the Land was acquired on July 11, 2018.
(d) Pledged to secure obligations under the Senior Secured Credit .
(e) The transaction to sell the Eastside Property to a subsidiary of Caesars closed on December 22, 2017. Due to a put/call option on the land parcels, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, we reclassified $73.6 million from Real estate investments accounted for using the operating method to Land.

A summary of activity for real estate assets and accumulated depreciation for the period October 6, 2017 to December 31, 2018 is as follows:

	Real Estate	Accumulated Depreciation
Balance as of October 6, 2017	$1,184,000	$—
Additions	—	—
Disposals	—	—
Depreciation expense	—	—
Balance as of December 31, 2017	$1,184,000	$—
Additions	10,967	—
Impairments	(12,334)	—
Disposals	(186)	—
Depreciation expense	—	—
Balance as of December 31, 2018	$1,182,447	$—