Form 10-Q
period 2019-03-31
VICI PROPERTIES INC.
filed 2019-05-01
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38372
 _________________________
VICI Properties Inc.
(Exact name of registrant as specified in its charter)
 __________________________

Maryland	81-4177147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Park Avenue, 8th Floor New York, New York 10022
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (646) 949-4631
 __________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	VICI	New York Stock Exchange
As of April 29, 2019, the registrant had 410,971,625 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Real estate portfolio:
Investments in direct financing and sales-type leases, net	$9,186,144	$8,916,047
Investments in operating leases	1,086,658	1,086,658
Land	94,711	95,789
Property and equipment used in operations, net	71,775	71,513
Cash and cash equivalents	598,276	577,883
Restricted cash	24,366	20,564
Short-term investments	356,878	520,877
Other assets	29,863	44,037
Total assets	$11,448,671	$11,333,368

Liabilities
Debt, net	$4,123,350	$4,122,264
Accrued interest	24,702	14,184
Deferred financing liability	73,600	73,600
Deferred revenue	355	43,605
Dividends payable	118,056	116,287
Other liabilities	62,720	62,406
Total liabilities	4,402,783	4,432,346

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 410,970,554 and 404,729,616 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,110	4,047
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	6,777,683	6,648,430
Accumulated other comprehensive income	(39,315)	(22,124)
Retained earnings	219,791	187,096
Total VICI stockholders’ equity	6,962,269	6,817,449
Non-controlling interests	83,619	83,573
Total stockholders’ equity	7,045,888	6,901,022
Total liabilities and stockholders’ equity	$11,448,671	$11,333,368

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues
Income from direct financing and sales-type leases	$195,750	$182,036
Income from operating leases	10,913	12,209
Tenant reimbursement of property taxes	—	17,243
Golf operations	7,339	6,788
Revenues	214,002	218,276

Operating expenses
General and administrative	6,225	7,308
Depreciation	930	906
Property taxes	—	17,243
Golf operations	4,092	4,095
Transaction and acquisition expenses	889	—
Total operating expenses	12,136	29,552
Operating income	201,866	188,724

Interest expense	(53,586)	(52,875)
Interest income	5,167	1,678
Loss from extinguishment of debt	—	(23,040)
Income before income taxes	153,447	114,487
Income tax expense	(521)	(384)
Net income	$152,926	$114,103
Less: Net income attributable to non-controlling interests	(2,077)	(1,981)
Net income attributable to common stockholders	$150,849	$112,122

Net income per common share
Basic	$0.37	$0.33
Diluted	$0.37	$0.33

Dividends declared per common share	$0.2875	$0.1600

Weighted average number of common shares outstanding
Basic	405,733,656	342,900,842
Diluted	406,035,025	343,056,532

Other comprehensive income
Net income attributable to common stockholders	$150,849	$112,122
Unrealized loss on cash flow hedges	(17,191)	—
Comprehensive income attributable to common stockholders	$133,658	$112,122
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	112,122	112,122	1,981	114,103
Issuance of common stock, net	695	1,306,424	—	—	1,307,119	—	1,307,119
Distribution to non-controlling interests	—	—	—	—	—	(3,856)	(3,856)
Dividends declared	—	—	—	(59,221)	(59,221)	—	(59,221)
Share-based compensation, net of forfeitures	3	388	—	—	391	—	391
Balance as of March 31, 2018	$3,701	$5,952,636	$—	$95,563	$6,051,900	$83,000	$6,134,900

Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	150,849	150,849	2,077	152,926
Issuance of common stock, net	62	128,203	—	—	128,265	—	128,265
Distributions to non-controlling interests	—	—	—	—	—	(2,031)	(2,031)
Dividends declared	—	—	—	(118,154)	(118,154)	—	(118,154)
Share-based compensation, net of forfeitures	1	1,050	—	—	1,051	—	1,051
Unrealized loss on cash flow hedges	—	—	(17,191)	—	(17,191)	—	(17,191)
Balance as of March 31, 2019	$4,110	$6,777,683	$(39,315)	$219,791	$6,962,269	$83,619	$7,045,888

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net income	$152,926	$114,103
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing and sales-type lease adjustments	(2,512)	(12,914)
Stock-based compensation	1,051	391
Depreciation	930	906
Amortization of debt issuance costs and original issue discount	1,465	1,494
Loss on extinguishment of debt	—	23,040
Change in operating assets and liabilities:
Other assets	(3,215)	200
Accrued interest	10,518	3,792
Deferred revenue	(43,250)	(7,188)
Other liabilities	(2,271)	(1,341)
Net cash provided by operating activities	115,642	122,483

Cash flows from investing activities
Investments in direct financing and sales-type leases	(264,527)	—
Capitalized transaction costs	(485)	—
Investments in short-term investments	(24,783)	—
Maturities of short-term investments	188,782	—
Proceeds from sale of land	1,044	—
Acquisition of property and equipment	(1,191)	(345)
Net cash used in investing activities	(101,160)	(345)

Cash flows from financing activities
Proceeds from offering of common stock, net	128,085	1,307,119
Payment of Term Loan B Facility	—	(100,000)
Payment of Revolving Credit Facility	—	(300,000)
Payment of Second Lien Notes	—	(290,058)
Debt issuance costs	—	(726)
Distributions to non-controlling interests	(2,031)	(3,856)
Dividends paid	(116,341)	—
Net cash provided by financing activities	9,713	612,479

Net increase in cash, cash equivalents and restricted cash	24,195	734,617
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406
Cash, cash equivalents and restricted cash, end of period	$622,642	$932,023

Supplemental cash flow information:
Cash paid for interest	$41,601	$47,135
Cash paid for income taxes	$700	$—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$118,154	$—
Right-of-use asset and lease liability recorded upon adoption of ASC 842	$11,133	$—
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
“Caesars Lease Agreements” refers collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
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
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December 2017.
“Formation Date” refers to October 6, 2017.
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
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017.

“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of our golf segment business.

“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of VICI.
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 22 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of March 31, 2019, we leased all of our properties to subsidiaries of Caesars with the exception of Margaritaville Resort Casino, which we lease to Penn National. We also own and operate four championship golf courses located near certain of our properties.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf.
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
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
(UNAUDITED)

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
Restricted cash was primarily comprised of funds paid by us into a restricted account for a lender required furniture, fixtures and equipment (“FF&E”) replacement reserve. Pursuant to the amended CMBS Loan Agreement we are required to fund into escrow certain amounts to be used for FF&E replacement should Caesars vacate the property and remove the FF&E upon exit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$598,276	$918,215
Restricted cash	24,366	13,808
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$622,642	$932,023

Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 120 days and are accounted for as available for sale securities. As of March 31, 2019, and December 31, 2018, we had $356.9 million and $520.9 million of short-term investments.
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
Refer to Note 10 - Fair Value for further information.
Derivative Financial Instruments
We record our derivative financial instruments as either Other assets or Other liabilities on our Balance Sheets at fair value.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Investments in Direct Financing and Sales-Type Leases, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which we adopted on January 1, 2019. Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component, unless the impact of doing so is immaterial. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Due to the nature of our assets, the net investment in the lease is generally equal to the purchase price of the asset, and the land and building components of an investment generally have the same lease classification.
For leases determined to be sales-type leases, we further assess to determine whether the transaction is considered a sale leaseback transaction. If we determine that the lease meets the definition for a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 “Receivables” (“ASC 310”). We currently do not have any lease investments that are accounted for as financing receivables under ASC 310.
Upon adoption of ASC 842, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. As such, we have not reassessed the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease. The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in direct financing and sales-type leases on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in operating leases on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.
Income from Leases
We recognize the related income from our direct financing and sales-type leases on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing and sales-type leases will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from direct financing and sales-type leases in our Statement of Operations and a portion is recorded as a change to Investments in direct financing and sales-type leases, net.
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception the land was determined to be an operating lease and we record the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease is recorded as Income from operating leases in our Statement of Operations.
Initial direct costs incurred in connection with entering into lease agreements are included in the balance of the net investment in lease. In relation to direct financing and sales-type leases, such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impairment
We assess our investments in operating leases, land and property and equipment used in operations for impairment under ASC 360 “Property, Plant and Equipment” (“ASC 360”) on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease. We assess our investments in direct financing and sales-type leases for impairment evaluation for impairment under ASC 310. Under ASC 310, the net investment in the lease is identified for impairment when it becomes probable that we will be unable to collect all rental payments associated with our investment in the lease.
Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. With respect to estimated expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows.
Concentrations of Credit Risk
All of our real estate holdings (other than the Margaritaville Resort Casino, which is leased to Penn National, and VICI Golf, which is owned and operated by us) are currently leased by us to CEOC or other affiliates of Caesars, and most of our revenues are derived from the Lease Agreements that we have with CEOC or other affiliates of Caesars. Additionally, our properties on the Las Vegas Strip generated approximately 34% of our lease revenue for the quarter ended March 31, 2019. Other than having a single tenant from which we will derive most of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU No. 2016-02 - Leases (Topic 842) - February 2016 (as amended through March 2019): The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and is implemented using a modified retrospective approach, with the option to apply the guidance at the effective date or the beginning of the earliest comparative period.
We adopted the guidance on January 1, 2019 and elected to apply the effective date method and, as such, have not re-cast prior periods to show the effects of ASC 842. Additionally, upon adoption, we elected a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that exist as of the balance sheet date. As such, we have not reassessed the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
The new guidance did not have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues. As such, upon adoption of ASC 842, we have not recorded any adjustment to our beginning balance of retained earnings. However, starting in the current quarter there are certain changes to the guidance under ASC 842, which will have an impact on future operating results, as follows:

•
Costs that are paid directly by the lessee to a third party, such as real estate taxes and insurance, are no longer recognized in our Statement of Operations. Prior to our adoption of ASC 842, we presented on a gross basis the real estate taxes that were paid by our tenants directly to the taxing authority. Subsequent to our adoption of ASC 842, Tenant reimbursements of property taxes and Property taxes expense are presented on a net basis, as the lessee pays for such costs directly. However, consistent with our effective date adoption approach, we have not re-cast prior year financial results to conform to the current period presentation.

•
Initial direct costs associated with the execution of lease agreements, such as legal fees and certain transaction costs will no longer be capitalizable and instead are expensed in the period incurred.

•
Long-term leases entered into or modified subsequent to our adoption of ASC 842 will most likely be considered sales-type leases, as defined in ASC 842. The accounting for a sales-type lease is materially consistent with that of the current accounting for our direct financing leases. If we determine that the lease meets the definition for a sale leaseback transaction,

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the lease is considered a financing receivable and is accounted for in accordance with ASC 310 “Receivables” (“ASC 310”).

•
Prior to our adoption of ASC 842, the residual value component of our Lease Agreements was assessed for impairment under ASC 360 “Property, Plant and Equipment” while the receivable component was separately assessed for impairment under ASC 310. Upon adoption of ASC 842, both the receivable and residual value components of the direct financing and sales-type leases are assessed for impairment under ASC 310.

In relation to certain operating leases for which we are the lessee, such as the ground lease on the Cascata golf course, upon adoption of ASC 842, we recorded a right of use asset and corresponding lease liability of $11.1 million, which is included in Other assets and Other liabilities on our Balance Sheets. There was no change to our lease expense as a result of the change in accounting as such expense is still being recorded on a straight-line basis.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through November 2018): This amended guidance changes how entities will measure credit losses for most financial assets and certain other instruments, including direct financing leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. We are currently evaluating the impact of adopting the new standard and have determined that, upon adoption, we will be required to estimate and record credit losses related to our investments in direct financing and sales-type leases.
Note 4 — Property Transactions

2019 Transactions

Our significant activities in 2019, in reverse chronological order, are as follows:
Purchase of JACK Cincinnati Casino
Subsequent to the quarter end, on April 5, 2019, we entered into definitive agreements to acquire the land and real estate assets of JACK Cincinnati Casino (“JACK Cincinnati Casino”), located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock International (“Hard Rock”) has agreed to acquire the operating assets of the JACK Cincinnati Casino for $186.5 million (together, the “JACK Cincinnati Acquisition”). Simultaneous with the closing of this transaction, we will enter into a triple-net lease agreement for the JACK Cincinnati Casino with a subsidiary of Hard Rock. The lease will have an initial total annual rent of $42.75 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Seminole Hard Rock Entertainment, Inc. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in late 2019. However, we can provide no assurances that the JACK Cincinnati Acquisition will be consummated on the terms or timeframe described herein, or at all.
Purchase of Margaritaville Resort Casino
On January 2, 2019 we completed the previously announced transaction to acquire the land and real estate assets of the Margaritaville Resort Casino, located in Bossier City, Louisiana, for $261.1 million. Penn National acquired the operating assets of Margaritaville Resort Casino for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisitions and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2018 Transactions

Our significant activities in 2018, in reverse chronological order, are as follows:

Purchase of Harrah’s Philadelphia and Octavius Tower
On December 26, 2018 we completed the previously announced transaction with Caesars to acquire all of the land and real estate assets associated with Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) from Caesars for $241.5 million, which purchase price was reduced by $159.0 million to reflect the aggregate net present value of the modifications to the Caesars Lease Agreements (as further described below), resulting in cash consideration of approximately $82.5 million. In addition, on July 11, 2018, we completed the previously announced transaction with Caesars to acquire, and lease back, all of the land and real estate assets associated with the Octavius Tower at Caesars Palace (“Octavius Tower”) for a purchase price of $507.5 million in cash. Octavius Tower is operated pursuant to the CPLV Lease Agreement, which provides for annual rent with respect to Octavius Tower of $35.0 million payable in equal consecutive monthly installments and has an initial term that expires on October 31, 2032, with four five-year tenant renewal options.
In connection with the closing of the acquisition of Harrah’s Philadelphia, each of the Non-CPLV Lease Agreement and the CPLV Lease Agreement were amended to, among other things, include Harrah’s Philadelphia and Octavius Tower, respectively, and Caesars will continue to operate both properties under the terms of such leases. The amendment to the Non-CPLV Lease Agreement provided for an additional $21.0 million in annual rent for Harrah’s Philadelphia, which is subject to the amended provisions of the lease. The HLV Lease Agreement and the Joliet Lease Agreement were modified at such time to achieve consistency with the other Lease Agreements. Refer to Note 5 - Real Estate Portfolio for a summary of the terms of the modified leases.
Purchase of Greektown
On November 13, 2018, we entered into definitive agreements to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National has agreed to acquire the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we will enter into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease will have an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2019. However, we can provide no assurances that the Greektown Acquisition will be consummated on the terms or timeframe described herein, or at all.

Other Agreements with Caesars
Sale of Eastside Property
In December 2017, we sold to Caesars approximately 18.4 acres of certain parcels located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, for $73.6 million.
Due to the put/call option on the land parcels, as described below, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, at December 31, 2017, we reclassified $73.6 million from Investments in operating leases to Land and recorded a $73.6 million Deferred financing liability on our Balance Sheet.
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
In December 2018, we entered into the Second Amended and Restated Right of First Refusal Agreement, which replaced the Amended and Restated Right of First Refusal Agreement and, among other things, provides us with the right to acquire from Caesars, under certain circumstances, certain undeveloped land adjacent to the Las Vegas Strip.
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
Note 5 — Real Estate Portfolio
As of March 31, 2019, our real estate portfolio consisted of the following:

•
Investments in direct financing and sales-type leases, representing our investment in 22 casino assets leased on a triple net basis to our tenants, Caesars and Penn National, under five separate lease agreements;

•
Investments in operating leases, representing the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement; and

•	Land, representing our investment in the Eastside Property and certain non-operating, vacant land parcels contained in the Non-CPLV Lease Agreement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following is a summary of the balances of our real estate portfolio as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Minimum lease payments receivable under direct financing and sales-type leases (1)	$27,906,577	$27,285,943
Estimated residual values of leased property (not guaranteed)	2,170,076	2,135,312
Gross investment in direct financing and sales-type leases	30,076,653	29,421,255
Unamortized initial direct costs	29,004	22,822
Less: Unearned income	(20,919,513)	(20,528,030)
Investment in direct financing and sales-type leases, net	9,186,144	8,916,047
Investment in operating leases	1,086,658	1,086,658
Total Investments in leases, net	10,272,802	10,002,705
Land	94,711	95,789
Total Real estate portfolio	$10,367,513	$10,098,494
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The following table details the components of our income from direct financing, sales-type and operating leases:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income from direct financing and sales-type leases	$195,750	$182,036
Income from operating leases (1)	10,913	12,209
Total lease revenue	206,663	194,245
Less: Direct financing and sales-type lease adjustment (2)	(2,512)	(12,914)
Total contractual lease revenue	$204,151	$181,331
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement.
(2) Amounts represent the non-cash adjustment to income from direct financing and sales-type leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At March 31, 2019, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2019 (remaining)	$614,455
2020	830,483
2021	842,488
2022	855,122
2023	869,242
2024	881,204
Thereafter	24,479,605
Total	$29,372,599
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, including renewal options, for our direct financing, sales-type and operating leases at March 31, 2019 was 33.6 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements:

($ In thousands)
Lease Provision (1)	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Initial Term	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Initial Base Rent (2)	$493,925	$200,000	$87,400
Current Base Rent (3)	$501,019	$204,358	$88,274
Escalator commencement	Lease year two	Lease year two	Lease year two
Escalator (4)	Lease years 2-5 - 1.5% Lease Years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease Years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (5)	1.2x commencing lease year 8	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (6)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base rent and 20% Variable rent	80% Base rent and 20% Variable rent
Variable Rent percentage (6)	4%	4%	4%
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Reflects the addition of $21.0 million and $35.0 million per annum under the Non-CPLV Lease and the CPLV Lease, respectively, to incorporate the base rent for Harrah’s Philadelphia and Octavius Tower, respectively. The additional $35.0 million of rent for Octavius Tower is not subject to the Escalator.
(3) In relation to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the current annual base rent payable for the current lease year which is the period from November 1, 2018 through October 31, 2019. In relation to the HLV Lease Agreement the amount represents current annual base rent payable for the current lease year which is the period from January 1, 2019 through December 31, 2019.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2019.
(5) In the event that the EBITDAR to Rent Ratio coverage is below the stated floor, the Escalator of the respective Caesars Lease Agreements will be reduced to such amount to achieve the stated EBITDAR to Rent Ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent. The EBITDAR to Rent Ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service.
(6) Variable Rent is not subject to the Escalator and is calculated as an increase or decrease of Net Revenues, as defined in the Caesars Lease Agreements, multiplied by the Variable Rent percentage.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Margaritaville Lease Agreement - Overview
On January 2, 2019, we completed the previously announced transaction to acquire the Margaritaville Resort Casino. The following is a summary of the material lease provisions of our lease with a subsidiary of Penn National which commenced on January 2, 2019, the date of acquisition:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Building base rent	$17,200
Escalation commencement	Lease in year two
Escalation	2% of Building Base rent, subject to the EBITDAR to rent ratio floor
EBITDAR to rent ratio floor (1)	1.9x commencing lease year two
Land base rent (2)	$3,000
Percentage rent (3)	$3,000 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

Total current rent (4)	$23,200
____________________
(1) In the event that the EBITDAR to rent ratio coverage is below the stated floor, the escalation will be reduced to such amount to achieve the stated EBITDAR to rent ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent. The EBITDAR to rent ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service.
(2) Land base rent is not subject to escalation.
(3) Percentage rent is subject to the percentage rent multiplier.
(4) The amount represents current annual base rent payable for the current lease year which is the period from January 2, 2019 through January 31, 2020.

Capital Expenditure Requirements
We manage our residual asset risk through protective covenants in our Lease Agreements, which require the tenant to, among other things, hold specific insurance coverage, engage in ongoing maintenance of the property and invest in capital improvements. With respect to the capital improvements, the Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation, restoration and repair or other improvements of items with respect to the leased properties. The following table summarizes the capital expenditure requirements of our tenants under the Lease Agreements:

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
____________________
(1) The lease agreement requires a $100 million floor on annual capital expenditures for CPLV, Joliet and Non-CPLV in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) CEOC is required to spend $350 million on capital expenditures over a rolling three-year period, with $255 million allocated to Non-CPLV, $84 million allocated to CPLV and the remaining balance of $11 million to facilities covered by any Formation Lease Agreement in such proportion as CEOC may elect. Additionally, CEOC is required to expend a minimum of $495 million across certain of its affiliates and other assets, together with the $350 million requirement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 — Property and Equipment Used in Operations, Net
Property and equipment used in operations is primarily attributable to the land, building and improvements of our golf operations and consists of the following:

(In thousands)	March 31, 2019	December 31, 2018
Land and land improvements	$58,729	$58,573
Buildings and improvements	14,572	14,572
Furniture and equipment	3,839	2,805
Total property and equipment used in operations	77,140	75,950
Less: accumulated depreciation	(5,365)	(4,437)
Total property and equipment used in operations, net	$71,775	$71,513

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Depreciation expense	$930	$906

Note 7 — Other Assets and Other Liabilities
The following table details the components of our other assets:

(In thousands)	March 31, 2019	December 31, 2018
Right of use asset	$11,104	$—
Debt financing costs and original issue discount	5,810	6,190
Deferred acquisition costs	4,208	7,062
Interest receivable	3,559	886
Prepaid expenses	3,449	3,060
Other	1,733	1,253
Tenant receivable for property taxes	—	25,586
Total other assets	$29,863	$44,037

The following table details the components of our other liabilities:

(In thousands)	March 31, 2019	December 31, 2018
Derivative liability	$39,315	$22,124
Lease liability	11,104	—
Other accrued expenses	5,608	30,951
Accrued payroll and other compensation	2,174	4,934
Deferred income taxes	3,292	3,340
Accounts payable	1,227	1,057
Total other liabilities	$62,720	$62,406

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8— Debt
The following tables detail our debt obligations as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)(3)	2022	L + 2.00%	$—	$—
Term Loan B Facility (3)(4)(5)	2024	L + 2.00%	2,100,000	2,074,870
Second Lien Notes (6)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,123,350

($ in thousands)	December 31, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)(3)	2022	L + 2.00%	$—	$—
Term Loan B Facility (3)(4)(5)	2024	L + 2.00%	2,100,000	2,073,784
Second Lien Notes (6)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (7)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,122,264
____________________

(1)	Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)	Interest on any outstanding balance is payable monthly. Any unused balance is subject to a 0.5% commitment fee paid quarterly.

(3)	Initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%.

(4)
Interest is payable monthly. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt. As of March 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%. As of December 31, 2018, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%.

(5)	Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(6)	Interest is payable semi-annually.

(7)	Interest is payable monthly.

The following table is a schedule of future minimum payments of our debt obligations as of March 31, 2019:

(In thousands)	Future Minimum Payments
2019 (remaining)	$—
2020	—
2021	—
2022	1,560,000
2023	520,480
2024	2,068,000
Total minimum repayments	$4,148,480

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement as of the last day of any applicable fiscal quarter. The restricted net assets of VICI PropCo as of March 31, 2019 were approximately $5.7 billion.
The Senior Secured Credit Facilities are secured by a first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly-owned material domestic restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Credit Agreement or are guarantors of the Senior Secured Credit Facilities. The Term B Loan Facility may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and is subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness.
In February 2018, we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the principal amount outstanding on the Term Loan B Facility. Under the Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million of the Term B Loan Facility in February 2018 the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 9—Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.
CPLV CMBS Debt
The CPLV CMBS Debt was incurred on October 6, 2017 pursuant to a loan agreement (the “CMBS Loan Agreement”), and is secured by a first priority lien on all of the assets of CPLV Property Owner LLC, as borrower (“CPLV Borrower”), including CPLV Borrower’s fee interest in and to Caesars Palace Las Vegas and interest in the CPLV Lease Agreement and all related agreements, including the Lease Agreements, subject only to certain permitted encumbrances as set forth in the CMBS Loan Agreement. The CPLV CMBS Debt bears interest at 4.36% per annum. The CPLV CMBS Debt is evidenced by one or more promissory notes and secured by, among other things, a mortgage, deed of trust or other similar security instrument that creates a mortgage lien on the fee and/or leasehold interest of the CPLV Borrower.
The CMBS Loan Agreement contains certain covenants limiting CPLV Borrower’s ability to, among other things: (i) incur additional debt; (ii) enter into certain transactions with its affiliates; (iii) consolidate, merge, sell or otherwise dispose of its assets; and (iv) allow transfers of its direct or indirect equity interests.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2019, we are in compliance with all required covenants under our debt obligations.
Note 9 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.5 billion. On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297% and 2.3802%, respectively. Subsequent to the effectiveness and for the duration of the interest rate swap transactions, the Company is only subject to interest rate risk on $100.0 million of variable rate debt.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of March 31, 2019 and December 31, 2018, the interest rate swaps are in net unrealized loss positions and are recognized within Other liabilities. For the three months ended March 31, 2019 the amount recorded in other comprehensive income related to the derivative instruments was an unrealized loss of $17.2 million. For the three months ended March 31, 2019, we recorded interest expense of $1.1 million related to the interest rate swap agreements. There were no interest rate swaps as of March 31, 2018.
Note 10 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$356,878	$—	$356,878	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$39,315	$—	$39,315	$—

	December 31, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$520,877	$—	$520,877	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$22,124	$—	$22,124	$—
___________________
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated fair values of our financial instruments at March 31, 2019 and December 31, 2018 for which fair value is only disclosed are as follows:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$598,276	$598,276	$577,883	$577,883
Restricted cash	24,366	24,366	20,564	20,564
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,074,870	2,068,500	2,073,784	2,016,000
Second Lien Notes	498,480	545,835	498,480	535,866
CPLV CMBS Debt	1,550,000	1,567,836	1,550,000	1,539,040
____________________

(1)
The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.

Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, Louisiana and New York, New York, which expire in 2019 and 2020, respectively. The weighted average remaining lease term as of March 31, 2019 under our operating leases was 18.7 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense under these agreements, included in golf operations and general and administrative expenses in our Statement of Operations, was approximately $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
On January 1, 2019, upon adoption of ASC 842, we recorded an $11.1 million right of use asset and a corresponding lease liability within Other assets and Other liabilities, respectively, on our Balance Sheet, related to the ground lease of the land at the Cascata Golf Course. The discount rate for the lease was determined to be 5.5% and was based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2019 are as follows:

(In thousands)	Lease Commitments
2019 (remaining)	$924
2020	983
2021	933
2022	951
2023	970
2024	990
Thereafter	15,905
Total minimum lease commitments	$21,656
Discounting factor	10,552
Lease liability	$11,104

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
Primary Follow-on Offering
On November 19, 2018, we completed a primary follow-on offering of 34,500,000 shares of common stock at an offering price of $21.00 per share for an aggregate offering value of $724.5 million, resulting in net proceeds of $694.2 million. We intend to contribute the net proceeds from the offering to pay a portion of the aggregate purchase price of $700.0 million for the recently announced acquisition of the land and real estate assets of Greektown in Detroit, Michigan and related fees and expenses.
At-the-Market Offering Program
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2019, we sold a total of 6,107,633 shares under the at-the-market offering program for aggregate proceeds of $129.9 million, net of stock issuance fees of $1.8 million, primarily related to underwriters' fees and commissions, and legal and accounting fees.
After giving effect to the initial public offering, the primary follow-on offering, the at-the-market offering program and the issuance of certain unvested restricted shares under the 2017 Stock Incentive Plan (the “Plan”), we have 410,970,554 shares of Common Stock issued and outstanding as of March 31, 2019. We have no obligation to sell the remaining shares available for sale under the at-the-market offering program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Dividends
Dividends declared (on a per share basis) during the three months ended March 31, 2019 and 2018 were as follows:

Three Months Ended March 31, 2019
Declaration Date	Period	Dividend
March 14, 2019 (1)	January 1, 2019 - March 31, 2019	$0.2875

Three Months Ended March 31, 2018
Declaration Date	Period	Dividend
March 15, 2018 (2)	February 5, 2018 - March 31, 2018	$0.16
____________________

(1)	The dividend was paid on April 11, 2019 to stockholders of record as of the close of business on March 29, 2019.

(2)
The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share. The dividend was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018.

Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Determination of shares:
Weighted-average common shares outstanding	405,734	342,901
Assumed conversion of restricted stock	301	156
Diluted weighted-average common shares outstanding	406,035	343,057
Basic and Diluted Earnings Per Share

(In thousands, except per share data)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Basic:
Net income attributable to common stockholders	$150,849	$112,122
Weighted-average common shares outstanding	405,734	342,901
Basic EPS	$0.37	$0.33

Diluted:
Net income attributable to common stockholders	$150,849	$112,122
Diluted weighted-average common shares outstanding	406,035	343,057
Diluted EPS	$0.37	$0.33

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14 — Stock-Based Compensation
The Plan is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2019, 11,939,399 shares of common stock remained available for issuance by us as equity awards under the Plan.
Total stock-based compensation expense recorded as General and administrative expense in the Statement of Operations totaled $1.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. Compensation expense is recognized on a straight-line basis over the term of the award.
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	398	19.60	124	$15.61
Granted	299	22.00	100	20.04
Vested	(82)	19.50	(27)	20.04
Forfeited	(8)	20.47	—	—
Canceled	—	—	—	—
Outstanding at end of period	607	20.78	197	$17.27

As of March 31, 2019, there was $11.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents certain information with respect to our segments:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$206,663	$7,339	$214,002	$211,488	$6,788	$218,276
Operating income	199,546	2,320	201,866	186,936	1,788	188,724
Interest expense	(53,586)	—	(53,586)	(52,875)	—	(52,875)
Loss on extinguishment of debt	—	—	—	(23,040)	—	(23,040)
Income before income taxes	151,091	2,356	153,447	112,699	1,788	114,487
Income tax expense	—	(521)	(521)	—	(384)	(384)
Net income	151,091	1,835	152,926	112,699	1,404	114,103

Depreciation	3	927	930	—	906	906

Total assets	$11,350,664	$98,007	$11,448,671	$10,404,715	$81,524	$10,486,239
____________________

(1)	Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Note 16 — Subsequent Events

We have evaluated subsequent events and, except for the JACK Cincinnati Acquisition announced on April 5, 2019 (as described in Note 4) and the payment of dividends on April 11, 2019 (as described in Note 12), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three months ended March 31, 2019 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: our dependence on subsidiaries of Caesars and Penn National as tenants of our properties and Caesars and Penn National or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’ and Penn National’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service and refinance such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending acquisitions, or other delays or impediments to completing our pending acquisitions; our ability to obtain the financing necessary to complete our pending acquisitions on the terms we currently expect or at all; the possibility that our pending acquisitions may not be completed or that completion may be unduly delayed; the effects of our recently completed acquisition and the pending acquisitions on us, including the post-acquisition impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters or terrorism on our properties; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our reports on Form 10-K and Form 8-K and subsequent reports on Form 10-Q.
Any of the assumptions underlying forward-looking statements could be inaccurate. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstance or any other reason. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such forward-looking statements should not be regarded as a representation by us.
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

Our portfolio also includes approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip. The following chart summarizes our current portfolio of properties, our pending acquisitions, our properties subject to the call option agreement with Caesars and our properties subject to the right of first refusal agreement and put/call agreement with Caesars:

Property Overview

COUNCIL BLUFFS
Harrah's Council Bluffs
Horseshoe Council Bluffs

METROPOLIS
Harrah's Metropolis

CINCINNATI
JACK Cincinnati[1]

DETROIT
Greektown[2]

JOLIET / HAMMOND
Harrah's Joliet
Horseshoe Hammond

N. KANSAS CITY
Harrah's N. Kansas City

LAKE TAHOE / RENO
Harrah's Reno
Harvey's Lake Tahoe
Harrah's Lake Tahoe

LAS VEGAS
Harrah's Las Vegas
Caesars Palace Las Vegas
Octavius Tower

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
Joliet / Hammond
Detroit
Philadelphia
Atlantic City
Cincinnati
Louisville
North Kansas City
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

PHILADELPHIA
Harrah's Philadelphia

ATLANTIC CITY
Bally's Atlantic City
Caesars Atlantic City

LOUISVILLE
Horseshoe Southern Indiana

PADUCAH
Bluegrass Downs

BOSSIER CITY
Margaritaville Bossier City[3]
Louisiana Downs
Horseshoe Bossier City

TUNICA RESORTS / ROBINSONVILLE
Horseshoe Tunica
Tunica Roadhouse Hotel

BILOXI
Harrah's Gulf Coast

★ CURRENT PORTFOLIO

★ ANNOUNCED ACQUISITIONS
Greektown Casino-Hotel
JACK Cincinnati

★ CALL OPTION PROPERTIES
Harrah's New Orleans
Harrah's Laughlin
Harrah's Atlantic City

★ DESIGNATED ROFR (CENTAUR) / PUT-CALL (CONVENTION CENTER) PROPERTIES
Indiana Grand, Centaur
Hoosier Park, Centaur
Caesars Forum Convention Center, Vegas

★ OWNED GOLF COURSES
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Harrison County, MS
Chariot Run, Laconia, IN

______________ ______
(1) On April 5, 2019, the Company announced that it entered into definitive agreements pursuant to which VICI will acquire the land and real estate assets associated with JACK Cincinnati. The acquisition is pending completion, subject to customary closing conditions and regulatory approvals.
(2) On November 14, 2018, the Company announced that it entered into definitive agreements pursuant to which VICI will acquire the land and real estate assets associated with Greektown. Acquisition is pending completion, subject to customary closing conditions and regulatory approvals.
(3) VICI completed the acquisition of Margaritaville Bossier City on January 2, 2019.

We lease our properties to subsidiaries of Caesars and Penn National. We believe we have a mutually beneficial relationship with Caesars and Penn National, both of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars and Penn National provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

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

We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status combined with the income generation from the Lease Agreements will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf.
The financial information included in this Form 10-Q are our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2019.
SIGNIFICANT ACTIVITIES DURING 2019

Our significant activities in 2019, in reverse chronological order, are as follows:
Purchase of JACK Cincinnati Casino
Subsequent to the quarter end, on April 5, 2019, we entered into definitive agreements to acquire JACK Cincinnati Casino from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock agreed to acquire the operating assets of the JACK Cincinnati Casino for $186.5 million. Simultaneous with the closing of this transaction, we will enter into a triple-net lease agreement for the JACK Cincinnati Casino with a subsidiary of Hard Rock. The lease will have an initial total annual rent of $42.75 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Seminole Hard Rock Entertainment, Inc. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in late 2019. However, we can provide no assurances that the JACK Cincinnati Acquisition will be consummated on the terms or timeframe described herein, or at all.
Interest Rate Swaps
On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million. These interest rate swap transactions each have an effective date of January 22, 2019 and a termination date of January 22, 2021 and are intended to be cash flow hedges that effectively fix, for two years, the LIBOR component of the interest rate on $500.0 million of the outstanding debt under the Term Loan B Facility at a blended rate of 2.38%. Subsequent to the effectiveness and for the duration of the interest rate swap transactions, we are only subject to interest rate risk on $100.0 million of variable rate debt.
Purchase of Margaritaville Resort Casino
On January 2, 2019 we completed the previously announced transaction in which we acquired the land and real estate assets of the Margaritaville Resort Casino, located in Bossier City, Louisiana, for $261.1 million. Penn National Gaming, Inc. acquired the operating assets of Margaritaville Resort Casino for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries.

Pending Transactions
Purchase of Greektown
On November 13, 2018, we entered into definitive agreements to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National has agreed to acquire the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we will enter into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease will have an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Penn National and certain of its subsidiaries. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2019. However, we can provide no assurances that the Greektown Acquisition will be consummated on the terms or timeframe described herein, or at all.
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

	Three Months Ended March 31,
(In thousands)	2019	2018	Variance
Revenues
Income from direct financing and sales-type leases	$195,750	$182,036	$13,714
Income from operating leases	10,913	12,209	(1,296)
Tenant reimbursement of property taxes	—	17,243	(17,243)
Golf operations	7,339	6,788	551
Revenues	214,002	218,276	(4,274)

Operating expenses
General and administrative	6,225	7,308	(1,083)
Depreciation	930	906	24
Property taxes	—	17,243	(17,243)
Golf operations	4,092	4,095	(3)
Transaction and acquisition expenses	889	—	889
Total operating expenses	12,136	29,552	(17,416)
Operating income	201,866	188,724	13,142

Interest expense	(53,586)	(52,875)	(711)
Interest income	5,167	1,678	3,489
Loss from extinguishment of debt	—	(23,040)	23,040
Income before income taxes	153,447	114,487	38,960
Income tax (expense) benefit	(521)	(384)	(137)
Net income	152,926	114,103	38,823
Less: Net income attributable to non-controlling interests	(2,077)	(1,981)	(96)
Net income attributable to common stockholders	$150,849	$112,122	$38,727

Revenue
For the three months ended March 31, 2019 and 2018, our revenue was $214.0 million and $218.3 million, respectively, and was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2019	2018	Variance
Leasing revenue	$206,663	$194,245	$12,418
Tenant reimbursement of property taxes	—	17,243	(17,243)
Golf course business revenue	7,339	6,788	551
Total revenue	$214,002	$218,276	(4,274)
Leasing Revenue
The following table details the components of our income from direct financing, sales-type and operating leases:

	Three Months Ended March 31,
(In thousands)	2019	2018	Variance
Income from direct financing and sales-type leases	$195,750	$182,036	$13,714
Income from operating leases (1)	10,913	12,209	(1,296)
Total Leasing revenue	206,663	194,245	12,418
Less: Direct financing and sales-type lease adjustment (2)	(2,512)	(12,914)	10,402
Total contractual leasing revenue	$204,151	$181,331	$22,820
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement.
(2) Amounts represent the non-cash adjustment to income from direct financing and sales-type leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue and total contractual leasing revenue increased $12.4 million and $22.8 million, respectively, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by the addition of Octavius Tower, Harrah’s Philadelphia and Margaritaville Resort Casino to our real estate portfolio in July 2018, December 2018 and January 2019, respectively.
Tenant reimbursement of property taxes
During the three months ended March 31, 2018, we recorded $17.2 million of income from tenant reimbursement of property taxes. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Revenue
Revenues from golf operations increased $0.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by an increase in the number of rounds played at our golf courses as well as by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
General and Administrative Expenses
General and administrative expenses decreased $1.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily driven by certain non-recurring costs incurred during the three months ended March 31, 2018 as a result of being a newly publicly-traded company primarily related to our initial public offering and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY.

Property Taxes
During the three months ended March 31, 2018, we recorded $17.2 million of property tax expense. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording property tax expense as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Expenses
Expenses from golf operations remained relatively flat during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Transaction and Acquisition Costs
Transaction and acquisition costs increased $0.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to the adoption of ASC 842, which requires us to expense certain legal and third-party costs associated with our leases that were previously capitalized.
Interest Expense
Interest expense decreased $0.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily driven by the repayment of amounts outstanding under our Revolving Credit Facility and the partial paydown of the Term Loan B Facility and Second Lien Notes in February of 2018, all of which were partially offset by an increase in interest expense resulting from our interest rate swaps.
Interest Income
Interest income increased $3.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily driven by increased cash on hand from our primary follow-on equity offering on November 15, 2018.
Loss on Extinguishment of Debt
During the three months ended March 31, 2018, we recognized a loss on extinguishment of debt of a $23.0 million resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%. We had no such related extinguishment of debt during the three months ended March 31, 2019.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO direct financing and sales-type lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges and gains (or losses) on debt extinguishment.
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
Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2019	2018
Net income attributable to common stockholders	$150,849	$112,122
Real estate depreciation	—	—
FFO	150,849	112,122
Direct financing and sales-type lease adjustments attributable to common stockholders	(2,446)	(12,914)
Transaction and acquisition expenses	889	—
Loss on extinguishment of debt	—	23,040
Non-cash stock-based compensation	1,051	391
Amortization of debt issuance costs and original issue discount	1,465	1,494
Other depreciation	927	906
Capital expenditures	(1,191)	(345)
AFFO	151,544	124,694
Interest expense, net	46,954	49,703
Income tax expense	521	384
Adjusted EBITDA	$199,019	$174,781

Net income per common share
Basic and diluted	$0.37	$0.33
FFO per common share
Basic and diluted	$0.37	$0.33
AFFO per common share
Basic and diluted	$0.37	$0.36
Weighted average number of common shares outstanding
Basic	405,733,656	342,900,842
Diluted	406,035,025	343,056,532

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of March 31, 2019, our available cash balances, restricted cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	March 31, 2019
Cash and cash equivalents	$598,276
Restricted cash	24,366
Short-term investments	356,878
Capacity under Revolving Credit Facility	400,000
Total	$1,379,520
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our material contractual commitments refer to Note 11 - Commitments and Contingent Liabilities, in the Notes to our Financial Statements.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 8 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing the Greektown Acquisition in the second quarter of 2019 and the JACK Cincinnati Acquisition in late-2019, and we expect to fund these purchases with a mix of cash on hand (from proceeds that we raised in our November 2018 equity offering and through our ATM Agreement) and debt, through additional long-term debt financing and/or under our Revolving Credit Facility. We anticipate funding future transactions with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under our ATM Agreement). All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable revenue stream. However, our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, adverse economic conditions.
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

Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$115,642	$122,483	$(6,841)
Used in investing activities	(101,160)	(345)	(100,815)
Provided by financing activities	9,713	612,479	(602,766)
Net increase in cash, cash equivalents and restricted cash	24,195	734,617	(710,422)
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406	401,041
Cash, cash equivalents and restricted cash, end of period	$622,642	$932,023	$(309,381)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $6.8 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The decrease is primarily driven by the prepayment of certain rent in December 2018 related to January 2019, partially offset by increased leasing revenues and the timing in payment of our interest and other accruals as compared to the same period in 2018.
Cash Flows from Investing Activities
Net cash used in investing activities increased $100.8 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The increase is primarily driven by the purchase of Margaritaville Resort Casino on January 2, 2019 for $264.5 million, including acquisition costs, which was partially offset by net maturities of short-term investments of $163.0 million during the three months ended March 31, 2019. There was no corresponding or similar activity during the three months ended March 31, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased $602.8 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.
During the three months ended March 31, 2019 the primary sources and uses of cash from financing activities included:

•	Net proceeds from the offering of an aggregate of $128.1 million of our common stock pursuant to our at-the-market offering program;

•	Distributions of $2.0 million to non-controlling interests; and

•	Dividend payments of $116.3 million.
During the three months ended March 31, 2018 the primary sources and uses of cash from financing activities included:

•	Net proceeds from our initial public offering of $1,307.1 million of our common stock;

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $290.1 million in aggregate principal amount of our Second Lien Notes; and

•	Distributions of $3.9 million to non-controlling interests.
Capital Expenditures
As described in our leases, capital expenditures for properties under our Lease Agreements are the responsibility of Caesars and Penn National, as applicable. Refer to Note 5 - Real Estate Portfolio in our Consolidated Financial Statements for further information of the obligations of our tenants under the Lease Agreements.

Debt
Activity During 2019
On January 3, 2019, we entered into two additional interest rate swap transactions having an aggregate notional amount of $500.0 million. These interest rate swap transactions each have an effective date of January 22, 2019 and a termination date of January 22, 2021 and are intended to be cash flow hedges that effectively fix, for two years, the LIBOR component of the interest rate on $500.0 million of the outstanding debt under the Term Loan B Facility at a blended rate of 2.38%. Subsequent to the effectiveness and for the duration of the interest rate swap transactions, we are only subject to interest rate risk on $100.0 million of variable rate debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2019, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2019 and 2018 were as follows:

Three Months Ended March 31, 2019
Declaration Date	Period	Dividend
March 14, 2019 (1)	January 1, 2019 - March 31, 2019	$0.2875

Three Months Ended March 31, 2018
Declaration Date	Period	Dividend
March 15, 2018 (2)	February 5, 2018 - March 31, 2018	$0.16
____________________

(1)	The dividend was paid on April 11, 2019 to stockholders of record as of the close of business on March 29, 2019.

(2)
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

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the period ended December 31, 2018. On January 1, 2019 we adopted ASC 842, resulting in a significant change in our accounting policies.
Investments in Direct Financing and Sales-Type Leases, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which we adopted on January 1, 2019. Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component, unless the impact of doing so is immaterial. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Due to the nature of our assets, the net investment in the lease is generally equal to the purchase price of the asset, and the land and building components of an investment generally have the same lease classification.
For leases determined to be sales-type leases, we further assess to determine whether the transaction is considered a sale leaseback transaction. If we determine that the lease meets the definition for a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 “Receivables” (“ASC 310”). We currently do not have any lease investments that are accounted for as financing receivables under ASC 310.
Upon adoption of ASC 842, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. As such, we have not reassessed the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease. The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in direct financing and sales-type leases on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in operating leases on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.
Income from Leases
We recognize the related income from our direct financing and sales-type leases on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing and sales-type leases will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from direct financing and sales-type leases in our Statement of Operations and a portion is recorded as a change to Investments in direct financing and sales-type leases, net.
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception the land was determined to be an operating lease and we record the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, is determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease is recorded as Income from operating leases in our Statement of Operations.
Initial direct costs incurred in connection with entering into lease agreements are included in the balance of the net investment in lease. In relation to direct financing and sales-type leases, such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At March 31, 2019, we had $4.1 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At March 31, 2019, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those factors for the three months ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On January 31, 2018, our Registration Statement on Form S-11, as amended (Commission File No. 333-221997) and our Registration Statement on Form S-11MEF (Commission File No. 333-222806) were declared effective by the SEC, pursuant to which we sold a total of 69,575,000 shares of our common stock at a price per share of $20.00, for an aggregate offering price of $1.4 billion (the “Offering”) before fees, expenses and commissions and resulting in net proceeds of approximately $1.3 billion. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as principal representatives of the underwriters in the Offering. The Offering was completed on February 5, 2018, after sales of all 69,575,000 shares of common stock (inclusive of the full exercise by the underwriters of their overallotment option to purchase 9,075,000 additional shares of common stock). There has been no material change in the planned use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 2, 2018, except that we deployed the remaining proceeds as follows: (i) on July 11, 2018, we utilized $507.5 million of the Offering proceeds to purchase Octavius Tower; (ii) on December 26, 2018, we utilized $82.5 million of the Offering proceeds to purchase Harrah’s Philadelphia; and (iii) on January 2, 2019, we utilized $261.1 million of the Offering proceeds to purchase Margaritaville Resort Casino. As of March 31, 2019, substantially all of the Offering proceeds have been deployed.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under the Plan.
The following table summarizes all of our common stock repurchases during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2019 through January 31, 2019	4,025	$20.45	—	—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	3,000	21.88	—	—
Total	7,025	$21.06	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.

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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 1, 2019
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 1, 2019
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 1, 2019
Gabriel F. Wasserman	(Principal Accounting Officer)