Form 10-Q
period 2019-06-30
VICI PROPERTIES INC.
filed 2019-07-31
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 30, 2019, the registrant had 461,005,745 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Real estate portfolio:
Investments in direct financing and sales-type leases, net	$9,897,031	$8,916,047
Investments in operating leases	1,086,658	1,086,658
Land	94,711	95,789
Cash and cash equivalents	1,205,335	577,883
Restricted cash	28,217	20,564
Short-term investments	97,586	520,877
Other assets	112,508	115,550
Total assets	$12,522,046	$11,333,368

Liabilities
Debt, net	$4,124,448	$4,122,264
Accrued interest	13,965	14,184
Deferred financing liability	73,600	73,600
Deferred revenue	5	43,605
Dividends payable	132,441	116,287
Other liabilities	105,164	62,406
Total liabilities	4,449,623	4,432,346

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 461,004,546 and 404,729,616 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,610	4,047
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	7,814,829	6,648,430
Accumulated other comprehensive loss	(70,003)	(22,124)
Retained earnings	239,301	187,096
Total VICI stockholders’ equity	7,988,737	6,817,449
Non-controlling interests	83,686	83,573
Total stockholders’ equity	8,072,423	6,901,022
Total liabilities and stockholders’ equity	$12,522,046	$11,333,368

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Income from direct financing and sales-type leases	$201,549	$182,319	$397,299	$364,355
Income from operating leases	10,914	12,209	21,827	24,418
Tenant reimbursement of property taxes	—	18,932	—	36,175
Golf operations	8,283	7,515	15,622	14,303
Revenues	220,746	220,975	434,748	439,251

Operating expenses
General and administrative	6,518	7,160	12,743	14,468
Depreciation	1,018	922	1,948	1,828
Property taxes	—	18,932	—	36,175
Golf operations	4,848	4,513	8,940	8,608
Transaction and acquisition expenses	2,867	—	3,756	—
Total operating expenses	15,251	31,527	27,387	61,079
Operating income	205,495	189,448	407,361	378,172

Interest expense	(54,819)	(51,440)	(108,405)	(104,314)
Interest income	4,004	3,799	9,171	5,477
Loss from extinguishment of debt	—	—	—	(23,040)
Income before income taxes	154,680	141,807	308,127	256,295
Income tax expense	(553)	(448)	(1,074)	(832)
Net income	154,127	141,359	307,053	255,463
Less: Net income attributable to non-controlling interests	(2,078)	(2,315)	(4,155)	(4,297)
Net income attributable to common stockholders	$152,049	$139,044	$302,898	$251,166

Net income per common share
Basic	$0.37	$0.38	$0.74	$0.70
Diluted	$0.37	$0.38	$0.74	$0.70

Weighted average number of common shares outstanding
Basic	412,309,577	369,932,843	409,040,025	356,454,441
Diluted	412,821,400	369,991,738	409,473,202	356,491,047

Other comprehensive income
Net income attributable to common stockholders	$152,049	$139,044	$302,898	$251,166
Unrealized loss on cash flow hedges	(30,688)	(4,640)	(47,879)	(4,640)
Comprehensive income attributable to common stockholders	$121,361	$134,404	$255,019	$246,526
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	112,122	112,122	1,981	114,103
Issuance of common stock, net	695	1,306,424	—	—	1,307,119	—	1,307,119
Distribution to non-controlling interests	—	—	—	—	—	(3,856)	(3,856)
Dividends declared ($0.16 per common share)	—	—	—	(59,221)	(59,221)	—	(59,221)
Stock-based compensation, net of forfeitures	3	388	—	—	391	—	391
Balance as of March 31, 2018	3,701	5,952,636	—	95,563	6,051,900	83,000	6,134,900
Net income	—	—	—	139,044	139,044	2,316	141,360
Issuance of common stock, net	—	—	—	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	(1,982)	(1,982)
Dividends declared ($0.2625 per common share)	—	—	—	(97,163)	(97,163)	—	(97,163)
Stock-based compensation, net of forfeitures	—	468	—	—	468	—	468
Unrealized loss on cash flow hedges	—	—	(4,640)	—	(4,640)	—	(4,640)
Balance as of June 30, 2018	$3,701	$5,953,104	$(4,640)	$137,444	$6,089,609	$83,334	$6,172,943

Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	150,849	150,849	2,077	152,926
Issuance of common stock, net	62	128,203	—	—	128,265	—	128,265
Distributions to non-controlling interests	—	—	—	—	—	(2,031)	(2,031)
Dividends declared ($0.2875 per common share)	—	—	—	(118,154)	(118,154)	—	(118,154)
Stock-based compensation, net of forfeitures	1	1,050	—	—	1,051	—	1,051
Unrealized loss on cash flow hedges	—	—	(17,191)	—	(17,191)	—	(17,191)
Balance as of March 31, 2019	4,110	6,777,683	(39,315)	219,791	6,962,269	83,619	7,045,888
Net income	—	—	—	152,049	152,049	2,078	154,127
Issuance of common stock, net	500	1,035,780	—	—	1,036,280	—	1,036,280
Distributions to non-controlling interests	—	—	—	—	—	(2,011)	(2,011)
Dividends declared ($0.2875 per common share)	—	—	—	(132,539)	(132,539)	—	(132,539)
Stock-based compensation, net of forfeitures	—	1,366	—	—	1,366	—	1,366
Unrealized loss on cash flow hedges	—	—	(30,688)	—	(30,688)	—	(30,688)
Balance as of June 30, 2019	$4,610	$7,814,829	$(70,003)	$239,301	$7,988,737	$83,686	$8,072,423

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$307,053	$255,463
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing and sales-type lease adjustments	(4,789)	(26,110)
Stock-based compensation	2,417	859
Depreciation	1,948	1,828
Amortization of debt issuance costs and original issue discount	3,364	2,982
Loss on extinguishment of debt	—	23,040
Change in operating assets and liabilities:
Other assets	(6,924)	(3,679)
Accrued interest	(219)	(7,341)
Deferred revenue	(43,600)	3,844
Other liabilities	3,692	(4,223)
Net cash provided by operating activities	262,942	246,663

Cash flows from investing activities
Investments in direct financing and sales-type leases	(970,763)	—
Capitalized transaction costs	(1,105)	—
Investments in short-term investments	(97,586)	(39,906)
Maturities of short-term investments	520,877	—
Proceeds from sale of land	1,044	—
Acquisition of property and equipment	(1,481)	(557)
Net cash used in investing activities	(549,014)	(40,463)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,165,008	1,307,119
Payment of Term Loan B Facility	—	(100,000)
Payment of Revolving Credit Facility	—	(300,000)
Payment of Second Lien Notes	—	(290,058)
Debt issuance costs	(5,371)	(1,003)
Distributions to non-controlling interests	(4,042)	(5,838)
Dividends paid	(234,418)	(59,278)
Net cash provided by financing activities	921,177	550,942

Net increase in cash, cash equivalents and restricted cash	635,105	757,142
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406
Cash, cash equivalents and restricted cash, end of period	$1,233,552	$954,548

Supplemental cash flow information:
Cash paid for interest	$105,484	$107,822
Cash paid for income taxes	$1,500	$1,024
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$132,539	$97,107
Right-of-use asset and lease liability recorded upon adoption of ASC 842	$11,133	$—
Deferred transaction costs payable	$4,454	$—
Debt issuance costs payable	$5,783	$—
Equity issuance costs payable	$650	$—

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
“Century Casinos” means Century Casinos, Inc., a Delaware corporation, and its subsidiaries.
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
“ERI” refers to Eldorado Resorts, Inc., a Nevada corporation, and its subsidiaries.
“Formation Date” refers to October 6, 2017.
“Greektown” refers to the real estate assets associated with the Greektown Casino-Hotel, located in Detroit, Michigan, which we purchased on May 23, 2019.
“Greektown Lease Agreement” refers to the lease agreement for Greektown, as amended from time to time.
“Hard Rock” means Hard Rock International, and its subsidiary and affiliate entities.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements and the Penn National Lease Agreements, unless the context otherwise requires.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
“Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc., a Pennsylvania Corporation, and its subsidiaries.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

“Penn National Lease Agreements” refer collectively to the Margaritaville Lease Agreement and the Greektown Lease Agreement, unless the context otherwise requires.
“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo, as amended from time to time.
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

“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 23 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of June 30, 2019, we leased all of our properties to subsidiaries of Caesars with the exception of Margaritaville and Greektown, both of which are leased to Penn National. We also own and operate four championship golf courses located near certain of our properties.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (a “TRS”), VICI Golf.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

date of the Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Restricted cash is primarily comprised of funds paid by us into a restricted account for a lender required furniture, fixtures and equipment (“FF&E”) replacement reserve. Pursuant to the amended CMBS Loan Agreement we are required to fund into escrow certain amounts to be used for FF&E replacement should Caesars vacate the property and remove the FF&E upon exit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$1,205,335	$940,740
Restricted cash	28,217	13,808
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$1,233,552	$954,548

Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 120 days and are accounted for as available for sale securities. The related income is recognized as interest income in our Statement of Operations. As of June 30, 2019 and December 31, 2018, we had $97.6 million and $520.9 million, respectively, of short-term investments.
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
Refer to Note 9 - Fair Value for further information.

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
We determined that the land and building components of the Margaritaville Lease Agreement and the Greektown Lease Agreement meet the definition of a sales-type lease. The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in direct financing and sales-type leases on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in operating leases on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Concentrations of Credit Risk
All of our real estate holdings (other than Margaritaville and Greektown, which are leased to Penn National, and VICI Golf, which is owned and operated by us) are currently leased by us to CEOC or other affiliates of Caesars, and most of our revenues are derived from the Lease Agreements that we have with CEOC or other affiliates of Caesars. Additionally, our properties on the Las Vegas Strip generated approximately 34% of our lease revenue for both the three and six months ended June 30, 2019. Other than having a single tenant from which we will derive most of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Reclassifications
In the current quarter we reclassified property and equipment used in operations, net to Other assets in the Balance Sheet in order to simplify our presentation. As of June 30, 2019 and December 31, 2018, such amounts represent $71.0 million and $71.5 million of the balance of Other assets, respectively. Additionally, we adjusted the Consolidated Statement of Stockholders’ Equity to present changes in the current and comparative year-to-date interim periods, with subtotals for each interim period as required by the Securities and Exchange Commission’s disclosure update and simplification rules.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The new guidance did not have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our revenues. As such, upon adoption of ASC 842, we have not recorded any adjustment to our beginning balance of retained earnings. However, as of January 1, 2019, there are certain changes to the guidance under ASC 842, which will have an impact on future operating results, as follows:

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

•
Long-term leases entered into or modified subsequent to our adoption of ASC 842 will most likely be considered sales-type leases, as defined in ASC 842. The accounting for a sales-type lease is materially consistent with that of the current accounting for our direct financing leases. If we determine that the lease meets the definition for a sale leaseback transaction, the lease is considered a financing receivable and is accounted for in accordance with ASC 310 “Receivables” (“ASC 310”).

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
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through May 2019): This amended guidance changes how entities will measure credit losses for most financial assets and certain other instruments, including direct financing and sales-type leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. We are currently evaluating the impact of adopting the new standard and have determined that, upon adoption, we will be required to estimate and record credit losses related to our investments in direct financing and sales-type leases.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 — Property Transactions

2019 Transactions

Our significant activities in 2019, in reverse chronological order, are as follows:
Eldorado Transaction
On June 24, 2019, we entered into a master transaction agreement (the “Master Transaction Agreement” or “MTA”) with ERI relating to the transactions described below (collectively, the “Eldorado Transaction”), all of which are conditioned upon consummation of the closing of the merger contemplated under an Agreement and Plan of Merger (the “ERI/Caesars Merger Agreement”) pursuant to which a subsidiary of ERI will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of ERI (the “ERI/Caesars Merger”). Upon closing of the merger, ERI will be renamed Caesars. Any references to ERI in the subsequent transaction discussion refer to ERI as renamed Caesars subsequent to the merger, as applicable.
The Eldorado Transaction and the ERI/Caesars Merger are both subject to regulatory approvals and customary closing conditions. ERI has publicly disclosed that it expects the ERI/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the ERI/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of proceeds from our June equity offering, as described in Note 11, and with long-term debt financing.
The Master Transaction Agreement contemplates the following transactions:

•
Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,809.5 million (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition, we will enter into a triple-net lease with a subsidiary of ERI as tenant, by amending the Non-CPLV Lease Agreement to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property Acquisitions are consummated concurrent with the closing of the ERI/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.

Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions will be subject to conditions in addition to the consummation of the ERI/Caesars Merger, including satisfactory due diligence reviews by us, and will not be cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

•
CPLV Lease Agreement Amendment. In consideration of a payment by us to ERI of $1,189.9 million, we and ERI will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.

•
HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to ERI of $213.8 million, we and ERI will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•
Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the ERI/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with ERI, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of ERI for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) ERI will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of ERI for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.

•
Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with ERI (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that ERI proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should ERI elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with ERI on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.

•
Horseshoe Baltimore ROFR. We and ERI agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from ERI’s joint venture partners with respect to this asset) (the “Horseshoe Baltimore ROFR”).

•
Lease Guaranties and MLSA Terminations. ERI will execute new guaranties (the “ERI Guaranties”) of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and the existing guaranties by Caesars of such leases, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of ERI following the closing of the ERI/Caesars Merger). The ERI Guaranties will guaranty the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the respective leases, including all rent and other sums payable by the tenants under the leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the leases; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the leases. In addition, we and ERI will terminate the Management and Lease Support Agreements with respect to the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and certain provisions currently set forth therein will be added to the respective leases, as amended, and the ERI Guaranties.

•
Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the ERI/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and ERI mutually agree to the split of proceeds

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.

•
CPLV CMBS Debt Lender Consent. Subject to the satisfaction of certain conditions, we will obtain the consent of the CPLV CMBS Debt holders that is required in connection with the consummation of certain elements of the ERI/Caesars Merger and the Eldorado Transaction or cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger. ERI has agreed to reimburse us for 50% of our out-of-pocket costs in connection with obtaining and consummating the consent of the CPLV CMBS Debt holders, including any prepayment penalties should the lender not consent and we have to refinance the debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the ERI/Caesars Merger is consummated).

•
Eldorado Bridge Facility. On June 24, 2019, in connection with the Eldorado Transaction, VICI Propco entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. We currently intend to incur additional long-term senior secured term loans and/or opportunistically access the debt capital markets to fund a portion of the cash consideration for the Eldorado Transaction, but, absent such a long-term debt financing, we expect to draw on the Bridge Facilities in connection with the closing of the Eldorado Transaction to fund a portion of the cash consideration, and, in the future, raise long-term debt financing to refinance such amounts borrowed under the Bridge Facilities, subject to market and other conditions. On June 28, 2019 and July 11, 2019, additional parties joined the Commitment Letter as commitment parties thereunder. There can be no assurances that we will be able to refinance the Bridge Facilities on terms satisfactory to us, or at all. Refer to Note 7 - Debt for further information.

The Master Transaction Agreement contains customary representations, warranties and covenants by the parties to the agreement and is subject to the consummation of the ERI/Caesars Merger as well as customary closing conditions, including, among other things, that: (i) the absence of any law or order restraining, enjoining or otherwise preventing the transactions contemplated by the Master Transaction Agreement; (ii) the receipt of certain regulatory approvals, including gaming regulatory approvals; (iii) certain restructuring transaction shall have been consummated; (iv) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications; and (v) material compliance by the parties with their respective covenants and obligations. The Master Transaction Agreement contains certain termination rights, including that the Master Transaction Agreement shall automatically terminate upon the termination of the ERI/Caesars Merger Agreement and a right by us to terminate the Master Transaction Agreement in the event the closing of the transactions contemplated by the Master Transaction Agreement has not occurred by the date on which the ERI/Caesars Merger is required to close pursuant to the ERI/Caesars Merger Agreement, but in no event later than December 24, 2020.
If the Master Transaction Agreement is terminated by ERI under certain circumstances where we have a financing failure, we may be obligated to pay ERI a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the ERI/Caesars Merger closes, under certain circumstances, we may be obligated to pay ERI a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the ERI/Caesars Merger does not close for any reason, under certain circumstances, ERI may be obligated to pay us a termination fee of $75.0 million. For more information, see Part II. Item 1A. Risk Factors - Risks Relating to the Eldorado Transaction and Our Other Pending Acquisitions.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Purchase of Century Portfolio
On June 17, 2019, we entered into definitive agreements to acquire the land and real estate assets of  (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri (the “Century Portfolio”) from affiliates of ERI, for approximately $277.8 million, and a subsidiary of Century Casinos, Inc. (“Century Casinos”) has agreed to acquire the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we will enter into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The master lease will have an aggregate initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenants’ obligations under the lease will be guaranteed by Century Casinos. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in early 2020. However, we can provide no assurances that the Century Portfolio Acquisition will be consummated on the terms or timeframe described herein, or at all.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisitions and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
Purchase of JACK Cincinnati Casino
On April 5, 2019, we entered into definitive agreements to acquire the land and real estate assets of JACK Cincinnati Casino (“JACK Cincinnati Casino”), located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock International (“Hard Rock”) has agreed to acquire the operating assets of the JACK Cincinnati Casino for $186.5 million (together, the “JACK Cincinnati Acquisition”). Simultaneous with the closing of the JACK Cincinnati Acquisition, we will enter into a triple-net lease agreement for the JACK Cincinnati Casino with a subsidiary of Hard Rock. The lease will have an initial total annual rent of $42.75 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Seminole Hard Rock Entertainment, Inc. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by the end of 2019. However, we can provide no assurances that the JACK Cincinnati Acquisition will be consummated on the terms or timeframe described herein, or at all.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisitions and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.

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

Other Agreements with Caesars
Caesars Forum Convention Center - Put/Call Agreement
In December 2017, we sold to Caesars approximately 18.4 acres of certain parcels located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, for $73.6 million. The Caesars Forum Convention Center is currently being constructed on the Eastside Property. Accordingly, we entered into a put/call agreement with Caesars, which provides both parties with certain rights and obligations including: (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Put Right”); (ii) if Caesars exercises the Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the put/call agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars; and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center. This agreement survives the closing of the ERI/Caesars Merger.
Due to the put/call option on the land parcels, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, at December 31, 2017, we reclassified $73.6 million from Investments in operating leases to Land and recorded a $73.6 million Deferred financing liability on our Balance Sheet.
Second Amended and Restated Right of First Refusal Agreement
Simultaneously with the sale of the Eastside Property, we also entered into an Amended and Restated Right of First Refusal Agreement with Caesars pursuant to which we will have a right, subject to certain exclusions, (i) to acquire (and lease to Caesars) any of the gaming facilities of Centaur Properties, which were acquired by Caesars in the third quarter of 2018, (ii) to acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (iii) to acquire certain income-producing improvements if built by Caesars in lieu of the Caesars Forum Convention Center on the Eastside Property, subject to certain exclusions.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In December 2018, we entered into the Second Amended and Restated Right of First Refusal Agreement, which replaced the Amended and Restated Right of First Refusal Agreement and, among other things, provides us with the right to acquire from Caesars, under certain circumstances, certain undeveloped land adjacent to the Las Vegas Strip. Upon closing of the ERI/Caesars Merger, the Second Amended and Restated Right of First Refusal will be terminated and we will enter into the Las Vegas ROFR and the Horseshoe Baltimore ROFR.
Option Properties
Call Right Agreements
On the Formation Date, we entered into certain call right agreements, which provide us with the opportunity to acquire Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin from Caesars. We can exercise the call rights within five years from the Formation Date by delivering a request to the applicable owner of the property containing evidence of our ability to finance the call right. The purchase price for each property will be 10 multiplied by the initial property lease rent for the respective property, with the initial property lease rent for each property being the amount that causes the ratio of (x) EBITDAR of the property for the most recently ended four-quarter period for which financial statements are available to (y) the initial property lease rent to equal 1.67. As previously described, the existing call right agreements will terminate, upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property in accordance with the terms of the MTA.
Note 5 — Real Estate Portfolio
As of June 30, 2019, our real estate portfolio consisted of the following:

•
Investments in direct financing and sales-type leases, representing our investment in 23 casino assets leased on a triple net basis to our tenants, Caesars and Penn National, under six separate lease agreements;

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following is a summary of the balances of our real estate portfolio as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Minimum lease payments receivable under direct financing and sales-type leases (1)	$29,653,093	$27,285,943
Estimated residual values of leased property (not guaranteed)	2,344,954	2,135,312
Gross investment in direct financing and sales-type leases	31,998,047	29,421,255
Unamortized initial direct costs	37,321	22,822
Less: Unearned income	(22,138,337)	(20,528,030)
Investment in direct financing and sales-type leases, net	9,897,031	8,916,047
Investment in operating leases	1,086,658	1,086,658
Total Investments in leases, net	10,983,689	10,002,705
Land	94,711	95,789
Total Real estate portfolio	$11,078,400	$10,098,494
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The following table details the components of our income from direct financing, sales-type and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Income from direct financing and sales-type leases	$201,549	$182,319	$397,299	$364,355
Income from operating leases (1)	10,914	12,209	21,827	24,418
Total lease revenue	212,463	194,528	419,126	388,773
Less: Direct financing and sales-type lease adjustment (2)	(2,277)	(13,197)	(4,789)	(26,110)
Total contractual lease revenue	$210,186	$181,331	$414,337	$362,663
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
At June 30, 2019, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2019 (remaining)	$438,020
2020	886,038
2021	898,043
2022	910,678
2023	924,797
2024	936,759
Thereafter	26,113,864
Total	$31,108,199
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, assuming the exercise of all tenant renewal options, for our direct financing, sales-type and operating leases at June 30, 2019 was 33.4 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction):

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
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2019.
(5) In the event that the EBITDAR to Rent Ratio coverage is below the stated floor, the Escalator of the respective Caesars Lease Agreements will be reduced to such amount to achieve the stated EBITDAR to Rent Ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent. The EBITDAR to Rent Ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service. The coverage floors, which coverage floors serve to reduce the rent escalators under the Caesars Lease Agreements in the event that the “EBITDAR to Rent Ratio” coverage is below the stated floor, will be removed upon execution of the amendments to the Caesars Lease Agreements in connection with the closing of the Eldorado Transaction.
(6) Variable Rent is not subject to the Escalator and is calculated as an increase or decrease of Net Revenues, as defined in the Caesars Lease Agreements, multiplied by the Variable Rent percentage.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Penn National Lease Agreements - Overview
The following is a summary of the material lease provisions of our Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Renewal terms	Four, five-year terms	Four, five-year terms
Building base rent	$17,200	$42,800
Escalation commencement	Lease year two	Lease year two
Escalation	2% of Building base rent, subject to the EBITDAR to rent ratio floor	2% of Building base rent, subject to the EBITDAR to rent ratio floor
EBITDAR to rent ratio floor (1)	1.9x commencing lease year two	1.85x commencing lease year two
Land base rent (2)	$3,000	$6,400
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,400 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
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

Total current rent (4)	$23,200	$55,600
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
(4) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from January 2, 2019 through January 31, 2020. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from May 23, 2019 through May 31, 2020.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following table summarizes the capital expenditure requirements of our tenants under the Lease Agreements:

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement	Penn National Lease Agreements
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022	1% of net revenues based on four-year average
Rolling three-year minimum (2)	$255 million	$84 million	N/A	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)	N/A
____________________
(1) The lease agreement requires a $100 million floor on annual capital expenditures for CPLV, Joliet and Non-CPLV in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) CEOC is required to spend $350 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $255 million allocated to Non-CPLV, $84 million allocated to CPLV and the remaining balance of $11 million to facilities covered by any Formation Lease Agreement in such proportion as CEOC may elect. Additionally, CEOC is required to expend a minimum of $495 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $350 million requirement.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Property and equipment used in operations, net	$71,046	$71,513
Debt issuance costs	16,392	6,190
Right of use asset	11,074	—
Deferred acquisition costs	7,217	7,062
Other	4,227	1,253
Prepaid expenses	1,403	3,060
Interest receivable	1,149	886
Tenant receivable for property taxes	—	25,586
Total other assets	$112,508	$115,550

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Land and land improvements	$58,823	$58,573
Buildings and improvements	14,572	14,572
Furniture and equipment	4,036	2,805
Total property and equipment used in operations	77,431	75,950
Less: accumulated depreciation	(6,385)	(4,437)
Total property and equipment used in operations, net	$71,046	$71,513

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Depreciation expense	$1,018	$922	$1,948	$1,828

Other Liabilities
The following table details the components of our other liabilities as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Derivative liability	$70,003	$22,124
Other accrued expenses	17,305	30,951
Lease liability	11,074	—
Accrued payroll and other compensation	3,320	4,934
Deferred income taxes	3,011	3,340
Accounts payable	451	1,057
Total other liabilities	$105,164	$62,406

Note 7— Debt
The following tables detail our debt obligations as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,075,968
Second Lien Notes (4)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (5)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,124,448

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ in thousands)	December 31, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2022	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,073,784
Second Lien Notes (4)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (5)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,122,264
____________________

(1)	Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)
Interest on any outstanding balance is payable monthly. The Revolving Credit Facility initially bore interest at LIBOR plus 2.25% and was subject to a 0.5% commitment fee. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and six months ended June 30, 2019 the commitment fee was 0.5%.

(3)
Interest on any outstanding balance is payable monthly. The Term Loan B Facility initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. As of June 30, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%. As of December 31, 2018, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt. Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(4)	Interest is payable semi-annually.

(5)	Interest is payable monthly.
The following table is a schedule of future minimum payments of our debt obligations as of June 30, 2019:

(In thousands)	Future Minimum Payments
2019 (remaining)	$—
2020	—
2021	—
2022	1,560,000
2023	520,480
2024	2,068,000
Total minimum repayments	$4,148,480

Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) comprised of a $2.2 billion Term Loan B Facility and a $400.0 million Revolving Credit Facility (the Term Loan B Facility and the Revolving Credit Facility, as amended as discussed below, are referred to together as the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%, as contemplated by the Credit Agreement.
On May 15, 2019, VICI Propco, entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, pursuant to which certain lenders agreed to provide VICI Propco with incremental revolving credit commitments and availability under the revolving credit facility in the aggregate principal amount of $600.0 million on the same terms as VICI Propco’s current revolving

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

credit facility under the Revolving Credit Facility. After giving effect to Amendment No. 2, the Credit Agreement, provided total borrowing capacity pursuant to the revolving credit commitments in the aggregate principal amount of $1.0 billion.
On May 15, 2019, immediately after giving effect to Amendment No. 2, VICI Propco entered into Amendment No. 3 (“Amendment No. 3”, together with Amendment No. 2, the “Amendments”) to the Credit Agreement, which amended and restated the Credit Agreement in its entirety as of May 15, 2019 ( the “Amended and Restated Credit Agreement”) to, among other things, (i) refinance the Revolving Credit Facility in whole with a new class of revolving commitments, (ii) extend the maturity date to May 15, 2024, which represents an extension of the December 22, 2022 maturity date of the Revolving Credit Facility, (iii) provide that borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of between 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio, (iv) provide that the commitment fee payable under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of between 0.375% to 0.50% depending on our total net debt to adjusted total assets ratio, (v) amend the existing springing financial covenant, which previously required VICI Propco to maintain a total net debt to adjusted asset ratio of not more than 0.75 to 1.00 if there was 30% utilization of the Revolving Credit Facility, to require that, only with respect to the Revolving Credit Facility commencing with the first full fiscal quarter ending after the effectiveness of Amendment No. 3, VICI Propco maintain a maximum total net debt to adjusted asset ratio of not more than 0.65 to 1.00 as of the last day of any fiscal quarter (or, during any fiscal quarter in which certain permitted acquisitions were consummated and the three consecutive fiscal quarters thereafter, not more than 0.70 to 1.00), and (vi) include a new financial covenant only with respect to the Revolving Credit Facility, requiring VICI Propco to maintain, commencing with the first full fiscal quarter after the effectiveness of Amendment No. 3, an interest coverage ratio (defined as EBITDA to interest charges) of not less than 2.00 to 1.00 as of the last day of any fiscal quarter. The Revolving Credit Facility is available to be used for working capital purposes, capital expenditures, permitted acquisitions, permitted investments, permitted restricted payments and for other lawful corporate purposes. The Amended and Restated Credit Agreement provides for capacity to add incremental loans in an aggregate amount of: (x) $1.2 billion to be used solely to finance certain acquisitions; plus (y) an unlimited amount, subject to VICI Propco not exceeding certain leverage ratios.
The Amended and Restated Credit Agreement provides that, in the event the LIBOR Rate is no longer in effect, a comparable or successor rate approved by the Administrative Agent under such facility shall be utilized, provided that such approved rate shall be applied in a manner consistent with market practice.
The Amended and Restated Credit Agreement contains customary covenants that are consistent with those set forth in the Credit Agreement (except as to the financial covenants described above), which, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Amended and Restated Credit Agreement) subject to no event of default under the Amended and Restated Credit Agreement and pro forma compliance with the financial covenant pursuant to the Amended and Restated Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30,000,000. We are also subject to the financial covenants under the Revolving Credit Facility, as previously described above. As of June 30, 2019, the restricted net assets of VICI PropCo were approximately $6.4 billion.
The Senior Secured Credit Facilities are secured by a first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Amended and Restated Credit Agreement or are guarantors of the Senior Secured Credit Facilities. The Term Loan B Facility may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and is subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness.
In February 2018, we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

principal amount outstanding on the Term Loan B Facility. Under the Amended and Restated Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million of the Term Loan B Facility in February 2018 the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 8—Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.
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
Subject to the satisfaction of certain conditions, we will obtain the consent of the CPLV CMBS Debt holders that is required in connection with the consummation of certain elements of the ERI/Caesars Merger and the Eldorado Transaction or cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes are guaranteed by each of the Issuers’ existing and subsequently acquired wholly owned material domestic restricted subsidiaries and secured by a second priority lien on substantially all of the Issuers’ and such restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo, including CPLV Borrower, are subject to the covenants of the Indenture or are guarantors of the Second Lien Notes.
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
Prior to October 15, 2020, the Second Lien Notes are redeemable at the option of the Issuers, at a redemption price of 100% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest, if any, to the applicable redemption date, plus an applicable premium equal to the excess of (a) the present value of (i) 104% of the principal amount of the Second Lien Notes so redeemed plus (ii) all required interest payments due on such Second Lien Notes through October 15, 2020, computed using a discount rate equal to the then-applicable U.S. Treasury rate plus 50 basis points, over (b) the then-outstanding principal amount of the Second Lien Notes so redeemed. The Issuers also had the option to redeem up to 35% of the original aggregate principal amount of the Second Lien Notes with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date. On or after October 15, 2020, the Second Lien Notes are redeemable at the option of the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Issuers, at a redemption price of (a) 104% of the principal amount of the Second Lien Notes so redeemed for the period October 15, 2020 through October 14, 2021 and (b) 100% of the principal amount of the Second Lien Notes so redeemed after October 15, 2021, in each case, plus accrued and unpaid interest to the redemption date.
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
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities are subject to a tiered commitment fee for the period the commitment is outstanding. Such fee is equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. For the three and six months ended June 30, 2019 we have recognized $0.2 million of fees related to the Bridge Facilities in Interest expense on our Statement of Operations.
Commitments and loans under the Bridge Facilities will be reduced or prepaid, as applicable, in part upon any issuance by us of equity or notes in a public offering or private placement and/or the incurrence of term loans and certain other debt and upon other specified events prior to the consummation of the Eldorado Transaction, in each case subject to the terms and certain exceptions set forth in the Commitment Letter, including that the commitments and loans will not be reduced as a result of the proceeds from primary follow-on offerings. If we use the Bridge Facilities, funding is contingent on the satisfaction of certain customary conditions set forth in the Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the Bridge Facilities in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the transactions in accordance with the Eldorado Transaction documents. Although we do not currently expect VICI PropCo to make any borrowings under the Bridge Facilities, there can be no assurance that such borrowings will not be made. Borrowing under the Bridge Facilities, if any, will bear interest at a floating rate that varies depending on the duration of the loans thereunder. Under the Eldorado Senior Bridge Facility, interest will be calculated on a rate between (i) LIBOR plus 200 basis points and LIBOR plus 275 basis or (ii) the base rate plus 100 basis points and the base rate plus 175 basis points, in each case depending on duration. Under the Eldorado Junior Bridge Facility, interest will be calculated on a rate between (x) LIBOR plus 300 basis points and LIBOR plus 375 basis or (y) the base rate plus 200 basis points and the base rate plus 275 basis points, in each case depending on duration. The Bridge Facilities, if funded, will contain restrictive covenants and events of default substantially similar to those contained in, with respect to the Eldorado Senior Bridge Facility, the Senior Secured Credit Facilities and, with respect to the Eldorado Junior Bridge Facility, the Second Lien Notes. If we draw upon the Bridge Facilities, there can be no assurances that we would be able to refinance the Bridge Facilities on terms satisfactory to us, or at all.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2019, we are in compliance with all required covenants under our debt obligations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 — Derivatives
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of June 30, 2019 and December 31, 2018, the interest rate swaps are in net unrealized loss positions and are recognized within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Unrealized loss recorded in other comprehensive income	$30,688	$4,640	$47,879	$4,640
Interest recorded in interest expense	$1,280	$1,413	$2,430	$1,413

Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$97,586	$—	$97,586	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$70,003	$—	$70,003	$—

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The estimated fair values of our financial instruments as of June 30, 2019 and December 31, 2018 for which fair value is only disclosed are as follows:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,205,335	$1,205,335	$577,883	$577,883
Restricted cash	28,217	28,217	20,564	20,564
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,075,968	2,079,000	2,073,784	2,016,000
Second Lien Notes	498,480	548,328	498,480	535,866
CPLV CMBS Debt	1,550,000	1,598,905	1,550,000	1,539,040
____________________

(1)
The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.

Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, both of which expire in 2020. The weighted average remaining lease term as of June 30, 2019 under our operating leases was 19.2 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Rent expense	$414	$326	$779	$593

On May 10, 2019 we entered into a lease agreement for new office space in New York, NY for our corporate headquarters. The lease has a 10-year term, with one 5-year extension option and requires a fixed annual rent of $0.9 million. The lease liability and related amounts have not been recorded in our Balance Sheets or Statement of Operations as the leased space is not yet available for our use and the criteria for lease commencement have not been met.
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
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2019 are as follows:

(In thousands)	Lease Commitments
2019 (remaining)	$635
2020	1,042
2021	933
2022	951
2023	970
2024	990
Thereafter	15,905
Total minimum lease commitments	$21,426
Discounting factor	10,352
Lease liability	$11,074

Note 11 — Stockholders' Equity
Stock
Authorized
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
Primary Follow-on Offerings
November 2018
On November 19, 2018, we completed a primary follow-on offering of 34,500,000 shares of common stock at an offering price of $21.00 per share for an aggregate offering value of $724.5 million, resulting in net proceeds of $694.2 million. We used the net proceeds from the offering to pay for the aggregate purchase price of $700.0 million for the recently completed acquisition of the land and real estate assets of Greektown and related fees and expenses.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

June 2019
On June 28, 2019, we completed a primary follow-on offering of (i) 50,000,000 (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) shares of common stock at an offering price of $21.50 per share for an aggregate offering value of $1.1 billion, resulting in net proceeds, after the deduction of the underwriting discount and expenses, of $1.0 billion and (ii) 65,000,000 common shares that are subject to forward sale agreements to be settled by September 26, 2020. We did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreements that were sold by the forward purchasers or their respective affiliates (collectively the “Forward Sale Agreements”). We determined that the Forward Sale Agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
We expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the Forward Sale Agreements. The settlement of the Forward Sales Agreements is calculated based on the forward sale price as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the Forward Sale Agreements. As of June 30, 2019, the forward share price was $20.46 and would result in us receiving $1.3 billion in cash proceeds if we were to physically settle the Forward Sale Agreements. Alternatively, if we were to net cash settle the Forward Share Agreements, it would result in a cash outflow of $102.6 million or if were to net share settle the Forward Sale Agreements, it would result in us issuing 4.7 million shares. As of June 30, 2019, we have not settled any portion of the Forward Sale Agreements.
Further, the common shares issuable upon settlement of the Forward Sale Agreements will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the Forward Sale Agreements over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of our common shares will result in an increase in the number of common shares outstanding and dilution to our earnings per share. We intend to use the net proceeds from the offering and the proceeds upon settlement of the Forward Sales Agreements to fund a portion of the purchase price for the JACK Cincinnati Acquisition, the Century Portfolio Acquisition, the Eldorado Transaction and for general business purposes, which may include the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three and six months ended June 30, 2019, we sold a total of 6,107,633 shares under the at-the-market offering program for aggregate proceeds of $129.9 million, net of stock issuance fees of $1.8 million, primarily related to sales agents' fees and commissions, and legal and accounting fees. We have no obligation to sell the remaining shares available for sale under the at-the-market offering program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2019	2018
Beginning Balance December 31 (1)	404,729,616	300,278,938
Issuance of common stock in initial public offering	—	69,575,000
Issuance of common stock in primary follow-on offerings (2)	50,000,000	—
Issuance of common stock under the at-the-market offering program	6,107,633	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (3)	167,297	295,983
Ending Balance June 30	461,004,546	370,149,921
____________________

(1)	The beginning balance as of December 31, 2018 includes 34,500,000 shares issued in our November 2018 primary follow-on offering.

(2)	Excludes the 65,000,000 shares subject to Forward Sale Agreements to be settled by September 26, 2020.

(3)	For the six months ended June 30, 2019, excludes 157,512 share units issued under the performance-based stock incentive program.
Dividends
Dividends declared (on a per share basis) during the six months ended June 30, 2019 and 2018 were as follows:

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875

Six Months Ended June 30, 2018
Declaration Date	Record Date	Payment Date	Period	Dividend
March 15, 2018 (1)	March 29, 2018	April 13, 2018	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018	June 28, 2018	July 13, 2018	April 1, 2018 - June 30, 2018	$0.2625
____________________

(1)	The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share.
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the Forward Sale Agreements. The shares issuable upon settlement of the Forward Sale Agreements, as described in Note 11, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the Forward Sale Agreements over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settles the Forward Sale Agreements, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables reconcile the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Determination of shares:
Weighted-average common shares outstanding	412,310	369,933	409,040	356,454
Assumed conversion of restricted stock	321	59	363	37
Assumed settlement of Forward Sale Agreements	190	—	70	—
Diluted weighted-average common shares outstanding	412,821	369,992	409,473	356,491
Basic and Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2018	2018
Basic:
Net income attributable to common stockholders	$152,049	$139,044	$302,898	$251,166
Weighted-average common shares outstanding	412,310	369,933	409,040	356,454
Basic EPS	$0.37	$0.38	$0.74	$0.70

Diluted:
Net income attributable to common stockholders	$152,049	$139,044	$302,898	$251,166
Diluted weighted-average common shares outstanding	412,821	369,992	409,473	356,491
Diluted EPS	$0.37	$0.38	$0.74	$0.70

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2019, 11,901,968 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Stock-based compensation expense	$1,366	$467	$2,417	$859

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	398	$19.60	124	$15.61
Granted	336	22.03	121	19.79
Vested	(93)	19.41	(28)	19.97
Forfeited	(12)	20.78	—	—
Canceled	—	—	—	—
Outstanding at end of period	629	$20.90	217	$17.38

As of June 30, 2019, there was $10.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.
Note 14 — Segment Information
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present certain information with respect to our segments:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$212,463	$8,283	$220,746	$213,460	$7,515	$220,975
Operating income	203,077	2,418	205,495	187,367	2,081	189,448
Interest expense	(54,819)	—	(54,819)	(51,440)	—	(51,440)
Loss on extinguishment of debt	—	—	—	—	—	—
Income before income taxes	152,186	2,494	154,680	139,726	2,081	141,807
Income tax expense	—	(553)	(553)	—	(448)	(448)
Net income	152,186	1,941	154,127	139,726	1,633	141,359

Depreciation	2	1,016	1,018	2	920	922

Total assets	$12,423,049	$98,997	$12,522,046	$10,482,823	$81,880	$10,564,703

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$419,126	$15,622	$434,748	$424,948	$14,303	$439,251
Operating income	402,623	4,738	407,361	374,303	3,869	378,172
Interest expense	(108,405)	—	(108,405)	(104,314)	—	(104,314)
Loss on extinguishment of debt	—	—	—	(23,040)	—	(23,040)
Income before income taxes	303,276	4,851	308,127	252,426	3,869	256,295
Income tax expense	—	(1,074)	(1,074)	—	(832)	(832)
Net income	303,276	3,777	307,053	252,426	3,037	255,463

Depreciation	5	1,943	1,948	2	1,826	1,828

Total assets	$12,423,049	$98,997	$12,522,046	$10,482,823	$81,880	$10,564,703
____________________

(1)	Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Note 15 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on July 12, 2019 (as described in Note 11), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and six months ended June 30, 2019 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: our dependence on subsidiaries of Caesars and Penn National (and, following the completion of the Eldorado Transaction and our other pending transactions, subsidiaries of ERI, Penn National, Hard Rock and Century Casinos, respectively) as tenants of our properties and Caesars and Penn National or certain of their respective subsidiaries (and, following the completion of the Eldorado Transaction and our other pending transactions, subsidiaries of ERI, Penn National, Hard Rock and Century Casinos or certain of their respective subsidiaries, respectively) as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Eldorado’s, Century Casino’s and Hard Rock’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service and refinance such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending acquisitions, including the Eldorado Transaction, or other delays or impediments to completing our pending acquisitions including the Eldorado Transaction; our ability to obtain the financing necessary to complete our pending acquisitions including the Eldorado Transaction on the terms we currently expect or at all; the possibility that our pending acquisitions including the Eldorado Transaction may not be completed or that completion may be unduly delayed including, in the case of the MTA Properties, as a result of environmental, tax, legal or other issues that we identify during the 90-day due diligence period relating to the MTA Properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of properties acquired (or other benefits we expect to receive) in the Eldorado Transaction or any of our other pending acquisitions; the effects of our recently completed acquisition and the pending acquisitions including the Eldorado Transaction on us, including the post-acquisition impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters or terrorism on our properties; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our reports on Form 10-K and Form 8-K and this Quarterly Report on Form 10-Q.
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
OVERVIEW

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 23 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 41 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in eleven states, contain approximately 15,200 hotel rooms and feature over 150 restaurants, bars and nightclubs.

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

Property Overview

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans
Philadelphia
Atlantic City

JACK

★ CURRENT PORTFOLIO

★ ANNOUNCED ACQUISITIONS

★ OWNED GOLF COURSES
- Cascata, Boulder City, NV
- Rio Secco, Henderson, NV
- Grand Bear, Harrison County, MS
- Chariot Run, Laconia, IN

★ DESIGNATED PUT-CALL PROPERTIES
- Indiana Grand, Centaur [4]
- Hoosier Park, Centaur [4]
- Caesars Forum Convention Center

★ DESIGNATED ROFR PROPERTIES [4]
- Bally's Las Vegas
- Flamingo Las Vegas
- Paris Las Vegas
- Planet Hollywood
- The LINQ
- Horseshoe Baltimore

Combined Caesars and Eldorado (24 assets)

- ★ Caesars Palace Las Vegas & Octavius Tower
- ★ Harrah's Las Vegas
- ★ Harrah's Laughlin [3]
- ★ Harrah's Reno
- ★ Harvey's Lake Tahoe
- ★ Harrah's Lake Tahoe
- ★ Harrah's North Kansas City
- ★ Harrah's Metropolis
- ★ Harrah's Council Bluffs
- ★ Horseshoe Council Bluffs
- ★ Harrah's Joliet
- ★ Horseshoe Hammond
- ★ Harrah's Philadelphia
- ★ Bally's Atlantic City
- ★ Caesars Atlantic City
- ★ Harrah's Atlantic City [3]
- ★ Horseshoe Southern Indiana
- ★ Bluegrass Downs
- ★ Harrah's Gulf Coast
- ★ Tunica Roadhouse Hotel
- ★ Horseshoe Tunica
- ★ Horseshoe Bossier City
- ★ Louisiana Downs
- ★ Harrah's New Orleans [3]

Penn National Gaming (2 assets)

- ★ Margaritaville Bossier City
- ★ Greektown Casino

Hard Rock (1 asset) [1]

- ★ JACK Cincinnati Casino

Century Casinos (3 assets) [2]

- ★ Isle Casino Cape Girardeau
- ★ Lady Luck Casino Caruthersville
- ★ Mountaineer Casino, Racetrack & Resort

Notes
1. On April 5, 2019, we announced that we entered into definitive agreements pursuant to which we will acquire the land and real estate assets associated with JACK Cincinnati. Acquisition is pending completion, subject to customary closing conditions and regulatory approvals.
2. On June 17, 2019, we announced that we entered into definitive agreements pursuant to which we will acquire the land and real estate assets associated with Isle Casino Cape Girardeau, Lady Luck Casino Caruthersville and Mountaineer Casino, Racetrack & Resort. Acquisitions are pending completion, subject to customary closing conditions and regulatory approvals.
3. On June 24, 2019, we announced that we will enter into definitive agreements pursuant to which we will acquire the land and real estate assets associated with Harrah's New Orleans, Harrah's Atlantic City and Harrah's Laughlin after which the acquisitions will be pending completion, subject to the closing of the ERI/Caesars Merger, as well as diligence, customary closing conditions and regulatory approvals.
4. Subject to the closing of the Eldorado Transaction and the ERI/Caesars Merger, and such transactions are both subject to customary closing conditions and regulatory approvals.

We lease our properties to subsidiaries of Caesars and Penn National. As described below, ERI has entered into a definitive agreement to acquire Caesars and, following the closing of the ERI/Caesars Merger, ERI (which intends to retain the Caesars name subsequent to the ERI/Caesars Merger) will be our largest tenant. The ERI/CEC Merger is subject to regulatory approvals and customary closing conditions. ERI has publicly disclosed that it expects the ERI/CEC Merger to be completed in the first half of 2020, although we can provide no assurances that the ERI/CEC Merger will close in the anticipated timeframe, on the contemplated terms or at all. We believe we have a mutually beneficial relationship with Caesars and Penn National, both of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars and Penn National provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

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
The financial information included in this Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2019.
SIGNIFICANT ACTIVITIES DURING 2019

Our significant activities in 2019, in reverse chronological order, are as follows:
Eldorado Transaction
On June 24, 2019, we entered into a master transaction agreement (the “Master Transaction Agreement” or “MTA”) with ERI relating to the transactions described below (collectively, the “Eldorado Transaction”), all of which are conditioned upon consummation of the closing of the merger contemplated under an Agreement and Plan of Merger (the “ERI/Caesars Merger Agreement”) pursuant to which a subsidiary of ERI will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of ERI (the “ERI/Caesars Merger”). Upon closing of the merger, ERI will be renamed Caesars. Any references to ERI in the subsequent transaction discussion refer to ERI as renamed Caesars subsequent to the merger, as applicable.
The Eldorado Transaction and the ERI/Caesars Merger are both subject to regulatory approvals and customary closing conditions. ERI has publicly disclosed that it expects the ERI/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the ERI/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of proceeds from our June equity offering, as described in Note 11, and with long-term debt financing.
The Master Transaction Agreement contemplates the following transactions:

•
Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,809.5 million (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition, we will enter into a triple-net lease with a subsidiary of ERI as tenant, by amending the Non-CPLV Lease Agreement to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property

Acquisitions are consummated concurrent with the closing of the ERI/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.
Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions will be subject to conditions in addition to the consummation of the ERI/Caesars Merger, including satisfactory due diligence reviews by us, and will not be cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

•
CPLV Lease Agreement Amendment. In consideration of a payment by us to ERI of $1,189.9 million, we and ERI will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.

•
HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to ERI of $213.8 million, we and ERI will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.

•
Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the ERI/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with ERI, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of ERI for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) ERI will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of ERI for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.

•
Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with ERI (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that ERI proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should ERI elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with ERI on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.

•
Horseshoe Baltimore ROFR. We and ERI agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from ERI’s joint venture partners with respect to this asset).

•
Lease Guaranties and MLSA Terminations. ERI will execute new guaranties (the “ERI Guaranties”) of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and the existing guaranties by Caesars of such leases, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of ERI following the closing of the ERI/Caesars Merger). The ERI Guaranties will guaranty the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the respective leases, including all rent and other sums payable by the tenants under the leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the leases; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the leases. In addition, we and ERI will terminate the Management and Lease Support Agreements with respect to the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and certain provisions currently set forth therein will be added to the respective leases, as amended, and the ERI Guaranties.

•
Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the ERI/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and ERI mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.

•
CPLV CMBS Debt Lender Consent. Subject to the satisfaction of certain conditions, we will obtain the consent of the CPLV CMBS Debt holders that is required in connection with the consummation of certain elements of the ERI/Caesars Merger and the Eldorado Transaction or cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger. ERI has agreed to reimburse us for 50% of our out-of-pocket costs in connection with obtaining and consummating the consent of the CPLV CMBS Debt holders, including any prepayment penalties should the lender not consent and we have to refinance the debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the ERI/Caesars Merger is consummated).

•
Eldorado Bridge Facility. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. We currently intend to incur additional long-term senior secured term loans and/or opportunistically access the debt capital markets to fund a portion of the cash consideration for the Eldorado Transaction, but, absent such a long-term debt financing, we expect to draw on the Bridge Facilities in connection with the closing of the Eldorado Transaction to fund a portion of the cash consideration, and, in the future, raise long-term debt financing to refinance such amounts borrowed under the Bridge Facilities, subject to market and other conditions. On June 28, 2019 and July 11, 2019, additional parties joined the Commitment Letter as commitment parties thereunder. There can be no assurances that we will be able to refinance the Bridge Facilities on terms satisfactory to us, or at all. Refer to Note 7 - Debt for further information.
The Master Transaction Agreement contains customary representations, warranties and covenants by the parties to the agreement and is subject to the consummation of the ERI/Caesars Merger as well as customary closing conditions, including, among other things, that: (i) the absence of any law or order restraining, enjoining or otherwise preventing the transactions contemplated by the Master Transaction Agreement; (ii) the receipt of certain regulatory approvals, including gaming regulatory approvals; (iii) certain restructuring transaction shall have been consummated; (iv) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications; and (v) material compliance by the parties with their respective covenants and obligations. The Master Transaction Agreement contains certain termination rights, including that the Master Transaction Agreement shall automatically terminate upon the termination of the ERI/Caesars Merger Agreement and a right by us to terminate the Master Transaction Agreement in the event the closing of the transactions contemplated by the Master Transaction Agreement has not occurred by the date on which the ERI/Caesars Merger is required to close pursuant to the ERI/Caesars Merger Agreement, but in no event later than December 24, 2020.
If the Master Transaction Agreement is terminated by ERI under certain circumstances where we have a financing failure, we may be obligated to pay ERI a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the ERI/Caesars Merger closes, under certain circumstances, we may be obligated to pay ERI a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the ERI/Caesars Merger does not close for any reason, under certain circumstances, ERI may be obligated to pay us a termination fee of $75.0 million. For more information, see Item 1A. Risk Factors - Risks Relating to the Eldorado Transaction and Our Other Pending Acquisitions.
Purchase of Century Portfolio
On June 17, 2019, we entered into definitive agreements to acquire the land and real estate assets of  (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri (the “Century Portfolio”) from affiliates of ERI, for approximately $277.8 million, and a subsidiary of Century Casinos, Inc. (“Century Casinos”) has agreed to acquire the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we will enter into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The master lease will have an initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Century Casinos. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in early 2020. However, we can provide no assurances that the Century Portfolio Acquisition will be consummated on the terms or timeframe described herein, or at all.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries.
Credit Agreement Amendments - Upsize and Extend
On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. Borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR (London Interbank Offered Rate), or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio. The Revolving Credit Facility replaces our previous revolving credit facility, which had a total borrowing capacity of $400 million, a maturity date in December 2022, and under which borrowings bore interest at 200 basis points over LIBOR.

Purchase of JACK Cincinnati Casino
On April 5, 2019, we entered into definitive agreements to acquire the land and real estate assets of JACK Cincinnati Casino (“JACK Cincinnati Casino”), located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock International (“Hard Rock”) has agreed to acquire the operating assets of the JACK Cincinnati Casino for $186.5 million (together, the “JACK Cincinnati Acquisition”). Simultaneous with the closing of the JACK Cincinnati Acquisition, we will enter into a triple-net lease agreement for the JACK Cincinnati Casino with a subsidiary of Hard Rock. The lease will have an initial total annual rent of $42.75 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Seminole Hard Rock Entertainment, Inc. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by the end of 2019. However, we can provide no assurances that the JACK Cincinnati Acquisition will be consummated on the terms or timeframe described herein, or at all.
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
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville, located in Bossier City, Louisiana, for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisitions and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.

RESULTS OF OPERATIONS
Segments
Our real property business and our golf course business represent our two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment. The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources, which is a consolidated view that adjusts for the impact of certain transactions between our reportable segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Revenues
Income from direct financing and sales-type leases	$201,549	$182,319	$19,230	$397,299	$364,355	$32,944
Income from operating leases	10,914	12,209	(1,295)	21,827	24,418	(2,591)
Tenant reimbursement of property taxes	—	18,932	(18,932)	—	36,175	(36,175)
Golf operations	8,283	7,515	768	15,622	14,303	1,319
Revenues	220,746	220,975	(229)	434,748	439,251	(4,503)

Operating expenses
General and administrative	6,518	7,160	(642)	12,743	14,468	(1,725)
Depreciation	1,018	922	96	1,948	1,828	120
Property taxes	—	18,932	(18,932)	—	36,175	(36,175)
Golf operations	4,848	4,513	335	8,940	8,608	332
Transaction and acquisition expenses	2,867	—	2,867	3,756	—	3,756
Total operating expenses	15,251	31,527	(16,276)	27,387	61,079	(33,692)
Operating income	205,495	189,448	16,047	407,361	378,172	29,189

Interest expense	(54,819)	(51,440)	(3,379)	(108,405)	(104,314)	(4,091)
Interest income	4,004	3,799	205	9,171	5,477	3,694
Loss from extinguishment of debt	—	—	—	—	(23,040)	23,040
Income before income taxes	154,680	141,807	12,873	308,127	256,295	51,832
Income tax expense	(553)	(448)	(105)	(1,074)	(832)	(242)
Net income	154,127	141,359	12,768	307,053	255,463	51,590
Less: Net income attributable to non-controlling interests	(2,078)	(2,315)	237	(4,155)	(4,297)	142
Net income attributable to common stockholders	$152,049	$139,044	$13,005	$302,898	$251,166	$51,732

Revenue
For the three and six months ended June 30, 2019 and 2018, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Leasing revenue	$212,463	$194,528	$17,935	$419,126	$388,773	$30,353
Tenant reimbursement of property taxes	—	18,932	(18,932)	—	36,175	(36,175)
Golf operations	8,283	7,515	768	15,622	14,303	1,319
Total revenue	$220,746	$220,975	$(229)	$434,748	$439,251	$(4,503)
Leasing Revenue
The following table details the components of our income from direct financing, sales-type and operating leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Income from direct financing and sales-type leases	$201,549	$182,319	$19,230	$397,299	$364,355	$32,944
Income from operating leases (1)	10,914	12,209	(1,295)	21,827	24,418	(2,591)
Total lease revenue	212,463	194,528	17,935	419,126	388,773	30,353
Less: Direct financing and sales-type lease adjustment (2)	(2,277)	(13,197)	10,920	(4,789)	(26,110)	21,321
Total contractual lease revenue	$210,186	$181,331	$28,855	$414,337	$362,663	$51,674
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $17.9 million and $30.4 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. Total contractual leasing revenue increased $28.9 million and $51.7 million, during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The increase was primarily driven by the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville and Greektown to our real estate portfolio in July 2018, December 2018, January 2019 and May 2019, respectively.
Tenant reimbursement of property taxes
During the three and six months ended June 30, 2018, we recorded $18.9 million and $36.2 million, respectively, of income from tenant reimbursement of property taxes. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Revenue
Revenues from golf operations increased $0.8 million and $1.3 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The increase was primarily driven by an increase in the number of rounds played at our golf courses as well as by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.

Operating Expenses
For the three and six months ended June 30, 2019 and 2018, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
General and administrative	$6,518	$7,160	$(642)	$12,743	$14,468	$(1,725)
Depreciation	1,018	922	96	1,948	1,828	120
Property taxes	—	18,932	(18,932)	—	36,175	(36,175)
Golf operations	4,848	4,513	335	8,940	8,608	332
Transaction and acquisition expenses	2,867	—	2,867	3,756	—	3,756
Total operating expenses	$15,251	$31,527	$(16,276)	$27,387	$61,079	$(33,692)
General and Administrative Expenses
General and administrative expenses decreased $0.6 million and $1.7 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The decrease is primarily driven by certain non-recurring costs incurred during the three and six months ended June 30, 2018 as a result of being a newly publicly-traded company primarily related to our initial public offering and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY.
Property Taxes
During the three and six months ended June 30, 2018, we recorded $18.9 million and $36.2 million, respectively, of property tax expense. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording property tax expense as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Expenses
Expenses from golf operations increased $0.3 million during both the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, due to an increase in the number of rounds played.
Transaction and Acquisition Costs
Transaction and acquisition costs increased $2.9 million and $3.8 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The increase was primarily due to the adoption of ASC 842, which requires us to expense certain legal and third-party costs associated with our leases that were previously capitalized.
Other Income and Expenses
Interest Expense
Interest expense increased $3.4 million and $4.1 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The increase is primarily attributable to our interest rate swap agreements which we entered into in April 2018 and January 2019 and an increase in the amortization of our deferred financing fees as a result of the costs associated with our Revolving Credit Facility. With respect to the interest rate swap agreements, prior to entering into such agreements in the comparative period, we were paying a lower variable rate as compared to the fixed rate under the interest rate swap agreements. These amounts were partially offset by a reduction in interest rates due to the repayment of amounts outstanding under our Revolving Credit Facility and the partial paydown of the Term Loan B Facility and Second Lien Notes in February of 2018.
Interest Income
Interest income increased $0.2 million and $3.7 million during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The increase is primarily driven by increased cash on hand from our primary follow-on equity offering in November 2018.

Loss on Extinguishment of Debt
During the three and six months ended June 30, 2018, we recognized a loss on extinguishment of debt of $23.0 million resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%. We had no such related extinguishment of debt during the three and six months ended June 30, 2019.
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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by The National Association of Real Estate Investment Trusts (“NAREIT”), we define FFO as net income (or loss) (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO direct financing and sales-type lease adjustments, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate and gains (or losses) on debt extinguishment.
We calculate Adjusted EBITDA by adding or subtracting from AFFO interest expense and interest income (collectively, interest expense, net) and income tax expense.

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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2019	2018	2019	2018
Net income attributable to common stockholders	$152,049	$139,044	$302,898	$251,166
Real estate depreciation	—	—	—	—
FFO	152,049	139,044	302,898	251,166
Direct financing and sales-type lease adjustments attributable to common stockholders	(2,210)	(12,863)	(4,656)	(25,776)
Transaction and acquisition expenses	2,867	—	3,756	—
Loss on extinguishment of debt	—	—	—	23,040
Non-cash stock-based compensation	1,366	468	2,417	859
Amortization of debt issuance costs and original issue discount	1,899	1,489	3,364	2,982
Other depreciation	1,016	919	1,943	1,825
Capital expenditures	(212)	(211)	(1,403)	(557)
AFFO	156,775	128,846	308,319	253,539
Interest expense, net	48,916	46,152	95,870	95,855
Income tax expense	553	448	1,074	832
Adjusted EBITDA	$206,244	$175,446	$405,263	$350,226

Net income per common share
Basic and diluted	$0.37	$0.38	$0.74	$0.70
FFO per common share
Basic and diluted	$0.37	$0.38	$0.74	$0.70
AFFO per common share
Basic and diluted	$0.38	$0.35	$0.75	$0.71
Weighted average number of common shares outstanding
Basic	412,309,577	369,932,843	409,040,025	356,454,441
Diluted	412,821,400	369,991,738	409,473,202	356,491,047

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2019, our available cash balances, restricted cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	June 30, 2019
Cash and cash equivalents	$1,205,335
Restricted cash	28,217
Short-term investments	97,586
Capacity under Revolving Credit Facility (1)	1,000,000
Total	$2,331,138
____________________

(1)	Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our material contractual commitments refer to Note 10 - Commitments and Contingent Liabilities, in the Notes to our Financial Statements.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 7 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing the JACK Cincinnati Acquisition by the end of 2019, the Century Portfolio Acquisition in early-2020 and the Eldorado Transaction in mid-2020. We expect to fund these purchases with a mix of cash on hand (from proceeds that we raised in our June 2019 equity offering, including the future settlement of the Forward Sale Agreements, and through our ATM Agreement) and debt, through additional long-term debt financing, under our Revolving Credit Facility and/or under our Bridge Financing Facility. In particular, we currently intend to incur additional long-term senior secured term loans and/or opportunistically access the debt capital markets to fund a portion of the cash consideration for the Eldorado Transaction, but, absent such a long-term debt financing, we may draw on our Bridge Facilities in connection with the closing of the Eldorado Transaction to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the Bridge Facilities, subject to market and other conditions. Our ability to raise long-term debt financing on favorable terms or at all may be adversely affected by market or economic conditions that change after the date of this Quarterly Report on Form 10-Q. There can be no assurances that we will be able to refinance the Bridge Facilities on terms satisfactory to us, or at all. We anticipate funding future transactions with a mix of debt that we incur, equity that we issue and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility and Bridge Facilities, and proceeds from the issuance of debt and equity securities (including issuances under our Forward Sale Agreements and our ATM Agreement). All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable revenue stream. However, our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, adverse economic conditions.
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

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$262,942	$246,663	$16,279
Used in investing activities	(549,014)	(40,463)	(508,551)
Provided by financing activities	921,177	550,942	370,235
Net increase in cash, cash equivalents and restricted cash	635,105	757,142	(122,037)
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406	401,041
Cash, cash equivalents and restricted cash, end of period	$1,233,552	$954,548	$279,004
Cash Flows from Operating Activities
Net cash provided by operating activities increased $16.3 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase is primarily driven by an increase in cash rental payments from the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville and Greektown to our real estate portfolio in July 2018, December 2018, January 2019 and May 2019, respectively, partially offset by a decrease due to the prepayment of certain rent in December 2018 related to January 2019.
Cash Flows from Investing Activities
Net cash used in investing activities increased $508.6 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase is primarily driven by the acquisition of Margaritaville on January 2, 2019 and Greektown on May 23, 2019 for a total of $970.8 million, including acquisition costs, with no similar activity during the six months ended June 30, 2018. This increase was partially offset by an increase in net maturities of short-term investments of $463.2 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $370.2 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.
During the six months ended June 30, 2019 the primary sources and uses of cash from financing activities included:

•	Net proceeds from the sale of an aggregate of $1,165.0 million of our common stock from a primary follow-on offering and our at-the-market program;

•	Dividend payments of $234.4 million.

•	Distributions of $4.0 million to non-controlling interests; and
During the six months ended June 30, 2018 the primary sources and uses of cash from financing activities included:

•	Net proceeds from our initial public offering of $1,307.1 million of our common stock;

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $290.1 million in aggregate principal amount of our Second Lien Notes; and

•	Dividend payments of $59.3 million.

•	Distributions of $5.8 million to non-controlling interests.

Capital Expenditures
As described in our leases, capital expenditures for properties under our Lease Agreements are the responsibility our tenants. Refer to Note 5 - Real Estate Portfolio in our Consolidated Financial Statements for further information of the obligations of our tenants under the Lease Agreements.

Debt
Activity During 2019
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities are subject to a tiered commitment fee for the period the commitment is outstanding.
On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. Borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR (London Interbank Offered Rate), or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio. The Revolving Credit Facility replaces our previous revolving credit facility, which had a total borrowing capacity of $400 million, a maturity date in December 2022, and under which borrowings bore interest at 2.00% over LIBOR.
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
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2019, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2019 and 2018 were as follows:

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875

Six Months Ended June 30, 2018
Declaration Date	Record Date	Payment Date	Period	Dividend
March 15, 2018 (1)	March 29, 2018	April 13, 2018	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018	June 28, 2018	July 13, 2018	April 1, 2018 - June 30, 2018	$0.2625
____________________

(1)	The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share.

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
At June 30, 2019, we had $4.1 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At June 30, 2019, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those factors for the six months ended June 30, 2019 other than as set forth below. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Risks Relating to the Eldorado Transaction and Our Other Pending Acquisitions
Following the completion of the Eldorado Transaction and our other pending acquisitions, we will be significantly dependent on ERI, Penn National, Hard Rock and Century Casinos and their respective subsidiaries and affiliates, and an event that has a material adverse effect on any of their respective business, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Following completion of the Eldorado Transaction, the JACK Cincinnati Acquisition and the Century Portfolio Acquisition, substantially all of our revenue will come from our leases with subsidiaries or affiliates of ERI, Penn National, Hard Rock and Century Casinos. If any of ERI, Penn National, Hard Rock or Century Casinos were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected. Factors that may impact the business, financial position or results of operations of, and other risks related to our relationship with each of, ERI, Hard Rock or Century Casinos include, but are not limited to, the factors discussed with respect to Caesars and Penn National under “Risk Factors - We are and will be significantly dependent on Caesars and Penn National and their respective subsidiaries unless or until we substantially diversify our portfolio and an event that has a material adverse effect on either of their respective businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects” in our Annual Report on Form 10-K for the year ended December 31, 2018.
In addition, following completion of the Eldorado Transaction, ERI will be our largest tenant. ERI has publicly disclosed that it expects to achieve approximately $500.0 million of synergies, over time, following completion of the ERI/Caesars Merger. ERI may be unable to achieve these synergies during the time period that it expects to do so, or at all, and a failure to achieve these synergies may adversely affect ERI, including its creditworthiness, and impair its ability to meet its obligations to us. Moreover, given ERI’s expected significance to our business, a failure on the part of ERI to realize expected synergies and any related improvement to its creditworthiness, or any deterioration of its creditworthiness, could materially and adversely affect us or the trading price of our common stock, even in the absence of a default under our agreements with ERI.
We may fail to complete the Eldorado Transaction or any of our other pending acquisitions or may not complete them on the terms described herein.
The completion of each of the Eldorado Transaction and each of our other pending acquisitions is subject to certain customary regulatory and other closing conditions, many of which are beyond our control (including, in the case of the Eldorado Transaction, the closing of the ERI/Caesars Merger to which we are not a party), which make the completion and timing thereof uncertain; there can be no assurance that such conditions will be satisfied on the anticipated schedule, or at all. Among other things, completion of the Eldorado Transaction will require us to refinance the CPLV CMBS Debt (including payment of the applicable yield maintenance premium) or obtain the consent of the lender for the debt to remain outstanding. No assurance can be given that funds will be available to us on the terms that we currently expect to refinance the CPLV CMBS Debt or that, in the alternative, we will be able to obtain lender consent. Completion of certain of the transactions contemplated by the Master Transaction Agreement, such as the put/call agreement relating to the Centaur Properties, the Horseshoe Baltimore ROFR, the Las Vegas ROFR and certain lease modifications, are subject to the negotiation of definitive documentation and, while the principal terms of these transactions are specified in the Master Transaction Agreement, there can be no assurance that we will be successful in negotiating definitive documentation. In addition, we expect to have the right under the definitive agreements to acquire the MTA Properties that we expect to enter into to terminate such agreements during a 90 day due diligence period if, among other things, we identify matters that have had or are reasonably likely to have a material adverse effect on such property or that could adversely affect our REIT status or if ERI fails to provide requested diligence materials or fails to provide us access to the MTA Properties to perform on-site surveys, testing and/or investigations.

If one or more of these transactions are not completed on the anticipated schedule, on the contemplated terms or at all, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

•
we have incurred and expect to continue to incur significant transaction expenses relating to these transactions, such as legal, accounting and financial advisory fees, whether or not any or all of these transactions are completed;

•	time and resources committed by our management to matters relating to these transactions could otherwise have been devoted to pursuing other opportunities;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that these transactions will be completed; and

•
we would not realize the potential benefits, including the increased rental revenue, that we expect to realize from consummating these transactions, and our earnings, FFO and AFFO per share could be materially and adversely affected.

We cannot provide any assurance that each of these transactions will be completed or that there will not be a delay in the completion of any or all of these transactions. Furthermore, our ability to raise the amount of long-term debt financing necessary to fund these transactions is subject to market and economic conditions, and no assurance can be given that long-term debt financing will be available to us on attractive terms, or at all. If any of these transactions are not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
If the Eldorado Transaction and our other pending acquisitions are consummated and we do not receive the amount of net proceeds from the settlement of the Forward Sale Agreements that we expect, we may incur a substantially greater amount of debt either through additional long-term debt financing, under bridge loans or under our Revolving Credit Facility. This additional debt could materially and adversely affect us, including by increasing our interest expense, restricting our ability to engage in additional transactions or incur additional indebtedness, or result in a downgrade or other adverse action with respect to our credit rating.
In connection with the Eldorado Transaction, we expect to incur approximately $2,000.0 million of additional indebtedness. In addition, in connection with the JACK Cincinnati Acquisition and the Century Portfolio Acquisition, we expect to incur approximately $700.0 million of aggregate additional indebtedness. If we do not receive the amount of net proceeds from the settlement of the Forward Sale Agreements that we expect, we may be required to fund any shortfall with additional long-term debt, borrowings under the Bridge Facilities or borrowings under our Revolving Credit Facility equal to the difference to fund the purchase price and related fees and expenses. Our net consolidated borrowing costs will depend on our overall indebtedness, our creditworthiness, interest rates in effect from time to time (including at the time we incur such debt), the structure of our debt, taxes and other factors. No assurance can be given that long-term debt financing will be available to us on attractive terms, or at all, initially or to refinance any borrowings under the Bridge Facilities or borrowings under our Revolving Credit Facility.
Our credit ratings impact the cost and availability of borrowings and, accordingly, our cost of capital. Our credit ratings at any time will reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Any reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us and may subject us to additional covenants under our debt instruments. An inability to achieve or maintain expected credit ratings would materially and adversely affect our ability to obtain long-term debt financing or to refinance amounts borrowed under the Bridge Facilities or borrowings under our Revolving Credit Facility.
The completion of each of the Eldorado Transaction and our other pending acquisitions is subject to the receipt of lender and holder consents and governmental approvals, which cannot be assured or which may impose conditions that could have a material adverse effect on us.
Completion of each of the Eldorado Transaction and our other pending acquisitions is conditioned upon the receipt of certain lender and holder consents and certain governmental approvals, including, without limitation, gaming regulatory approvals. Although we have agreed to use our reasonable best efforts to obtain the requisite lender and holder consents and governmental approvals, there can be no assurance that these consents or approvals will be obtained and that the other conditions to completing these transactions will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of these transactions or require changes to the terms of the transaction documents. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of one or more of these transactions or of imposing additional costs or limitations on us following completion of these transactions, any of which might have a material adverse effect on us following completion of these transactions.

We are subject to provisions under the respective transaction documents that, in specified circumstances, could require us to pay significant termination fees or liquidated damages to the sellers in the MTA Properties Acquisitions, the JACK Cincinnati Acquisition and the Century Portfolio Acquisition.
The transaction documents for the Eldorado Transaction, the JACK Cincinnati Acquisition and the Century Portfolio Acquisition provide that, in specified circumstances, we could be required to pay significant termination fees or liquidated damages to the sellers. If the Eldorado Transaction is terminated under certain circumstances, we could become liable to ERI for a termination fee of up to $75.0 million. If the JACK Cincinnati Acquisition or Century Portfolio Acquisition is terminated under certain circumstances, we could become liable to the sellers of properties in such transactions for liquidated damages of up to $22.3 million in the case of the JACK Cincinnati Acquisition or up to $13.5 million in the aggregate in the case of the Century Portfolio Acquisition (assuming termination with respect to each property being acquired in such acquisition). If we become obligated to pay a termination fee or liquidated damages, the payment could have a material adverse effect on us.
If ERI declares bankruptcy and such action results in a lease being re-characterized as a disguised financing transaction in its bankruptcy proceeding, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
If ERI declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes the CPLV Additional Rent Acquisition or the HLV Additional Rent Acquisition as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition would either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other ERI affiliates and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from collecting such additional rent that we paid for in the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Even if the Eldorado Transaction and our other pending acquisitions are completed, we may not achieve the intended benefits, and the Eldorado Transaction and our other pending acquisitions may disrupt our current plans or operations.
If the Eldorado Transaction and our other pending acquisitions are completed, there can be no assurance that we will be able to realize the intended benefits of such transactions. If the ERI/Caesars Merger is consummated, we may be obligated to complete the Eldorado Transactions even if, during the pendency of the ERI/Caesars Merger, the finances and operations of ERI are materially and adversely impacted. Following the completion of the Eldorado Transaction and our other pending acquisitions, we will become subject to significant financial exposure to ERI, Hard Rock and Century Casinos in addition to Penn National. Any adverse change in the business or finances of ERI, Hard Rock, Century Casinos or Penn National, over which we will have no control other than the limited contractual protections afforded to us as a landlord under the relevant leases, could materially and adversely affect us. Moreover, the limited contractual protections under our agreements with ERI will not include (a) restrictions on certain asset sales by Caesars, (b) a right to automatically obtain liens on certain Caesars property under certain circumstances if Caesars refinances certain debt, (c) a right to obtain the benefit of certain covenants if made by Caesars if Caesars refinances certain debt with debt provided by affiliates or insiders of Caesars or (d) provisions designed to ensure that the guaranty and the associated leases will continue to remain in place if any lease is terminated, without our express written consent, all of which we are currently entitled to under our existing agreements with Caesars. We also may not be able to obtain the debt financing we intend to use to fund a portion of our cash needs to complete the Eldorado Transaction and our other pending acquisitions and pay related fees and expenses or refinance any temporary debt financing we do obtain on attractive terms, or at all, which could result in increased costs and substantial dilution to our stockholders and have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to the Forward Sale Agreements
Provisions contained in the Forward Sale Agreements could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.
The forward purchasers under the Forward Sale Agreements will have the right to accelerate the Forward Sale Agreements (with respect to all or any portion of the transaction under the Forward Sale Agreements that the forward purchasers determine is affected by an event described below) and require us to settle on a date specified by the forward purchasers if:

•
it or its affiliate (x) is unable in its commercially reasonable good faith judgment to hedge its exposure under the applicable Forward Sale Agreements because insufficient shares of common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure under the applicable Forward Sale Agreement;

•
we declare any dividend, issue or distribution on our common stock (x) payable in cash in excess of specified amounts, (y) payable in securities of another company that we acquire or own (directly or indirectly) as a result of a spin-off or similar transaction or (z) payable in any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price;

•	certain ownership thresholds applicable to the forward purchasers and their respective affiliates are exceeded;

•
an event (x) is announced that, if consummated, would result in a specified extraordinary event (including certain mergers or tender offers, as well as certain events involving our nationalization, or insolvency, or a delisting of our common shares) or (y) occurs that would constitute a delisting or change in law; or

•
certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with the Forward Sale Agreements or our insolvency (each as more fully described in the Forward Sale Agreements).

A forward purchaser’s decision to exercise its right to accelerate the settlement of its Forward Sale Agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of common stock under the physical settlement provisions of the applicable Forward Sale Agreement, which would result in dilution to our earnings per share.
We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than September 26, 2020. However, the Forward Sale Agreements may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the Forward Sale Agreements at any time and from time to time, in part or in full. The Forward Sale Agreements will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle the Forward Sale Agreements. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share.
If we elect cash settlement or net share settlement with respect to all or a portion of the shares of common stock underlying a Forward Sale Agreement, we expect the applicable forward purchaser (or its affiliate) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

•
return shares of our common stock to securities lenders in order to unwind its hedge (after taking into consideration any shares of our common stock to be delivered by us to such forward purchaser, in the case of net share settlement); and

•	if applicable, in the case of net share settlement, deliver shares of common stock to us to the extent required in settlement of such Forward Sale Agreements.
The purchase of shares of our common stock in connection with the forward purchasers or their respective affiliates unwinding their hedge positions could cause the price of shares of our common stock to increase over such time (or reduce the amount of a decrease over such time), thereby increasing the amount of cash we would be required to pay to the forward purchasers (or decreasing the amount of cash that the forward purchasers would be required to pay us) upon a cash settlement of the Forward Sale Agreements or increasing the number of shares of common stock we would be required to deliver to the forward purchasers (or decreasing the number of shares of common stock that the forward purchasers would be required to deliver to us) upon net share settlement of the Forward Sale Agreements.
The forward sale price that we expect to receive upon physical settlement of the Forward Sale Agreements will be subject to adjustment on a daily basis based on a floating interest rate factor determined by reference to a specified daily rate less a spread and will be decreased by amounts related to expected dividends on our common stock during the term of the Forward Sale Agreements. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a reduction of the applicable forward sale price for that day. As of June 30, 2019, the specified daily rate was greater than the spread but we can give no assurance that this rate will not decrease to a rate below the spread during the term of the Forward Sale Agreements (which would reduce the proceeds that we would receive upon settlement of the Forward Sale Agreements). If the prevailing market price for our common stock during the unwind period under a Forward Sale Agreement is above the applicable forward sale price, in the case of cash settlement, we would pay the applicable forward purchaser under the applicable Forward Sale Agreement an amount per share in cash equal to the difference or, in the case of net share settlement, we would deliver to the applicable forward purchaser a number of shares of common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.
In case of our bankruptcy or insolvency, the Forward Sale Agreements would automatically terminate, and we would not receive the expected proceeds from the sale of common stock under such agreements.
If we institute, or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, the Forward Sale Agreements will automatically terminate. If the Forward Sale Agreements so terminate, we would not be obligated to deliver to the forward purchasers any shares of common stock not previously delivered, and the forward purchasers would be discharged from their obligation to pay the forward sale price per share in respect of any shares of common stock not previously settled. Therefore, to the extent that there are any shares of common stock with respect to which the Forward Sale Agreements have not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the forward sale price per share in respect of those shares of common stock.
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of Forward Sale Agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.
In the event that we elect to settle the Forward Sale Agreements for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the forward purchasers. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a Forward Sale Agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement the Forward Sale Agreements, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable would not qualify as a REIT. Even if these relief provisions were to apply, a tax based on the amount of the relevant REIT’s non-qualifying income would be imposed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended June 30, 2019, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Amendment No. 2 to Credit Agreement by and among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other loan parties thereto.		8-K	10.1	May 15, 2019

10.2	Amendment No. 3 to Credit Agreement by and among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other loan parties thereto.		8-K	10.2	May 15, 2019

10.3	Amended and Restated Credit Agreement among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto (Exhibit A to Amendment No. 3 to Credit Agreement by and among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other loan parties thereto).		8-K	10.3	May 15, 2019

10.4	Master Transaction Agreement, dated June 24, 2019, by and between VICI Properties L.P. and Eldorado Resorts, Inc.		8-K	10.1	June 24, 2019

10.5	Commitment Letter, dated June 24, 2019, by and between VICI Properties 1 LLC, Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch.		8-K	10.2	June 24, 2019

10.6	Forward Sale Agreement, dated June 25, 2019, by and between VICI Properties Inc. and Bank of America, N.A.		8-K	1.2	June 28, 2019

10.7	Forward Sale Agreement, dated June 25, 2019, by and between VICI Properties Inc. and Deutsche Bank AG, London Branch		8-K	1.3	June 28, 2019

10.8	Forward Sale Agreement, dated June 25, 2019, by and between VICI Properties Inc. and Goldman Sachs & Co. LLC		8-K	1.4	June 28, 2019

10.9	Forward Sale Agreement, dated June 25, 2019, by and between VICI Properties Inc. and Morgan Stanley & Co. LLC		8-K	1.5	June 28, 2019

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 31, 2019
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 31, 2019
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 31, 2019
Gabriel F. Wasserman	(Principal Accounting Officer)