Form 10-Q
period 2019-09-30
VICI PROPERTIES INC.
filed 2019-10-31
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2019, the registrant had 461,006,854 shares of its $0.01 par value common stock outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Real estate portfolio:
Investments in direct financing and sales-type leases, net	$10,455,900	$8,916,047
Investments in operating leases	1,086,658	1,086,658
Land	94,711	95,789
Cash and cash equivalents	431,423	577,883
Restricted cash	32,087	20,564
Short-term investments	342,767	520,877
Other assets	137,920	115,550
Total assets	$12,581,466	$11,333,368

Liabilities
Debt, net	$4,125,473	$4,122,264
Accrued interest	23,945	14,184
Deferred financing liability	73,600	73,600
Deferred revenue	250	43,605
Dividends payable	137,048	116,287
Other liabilities	147,081	62,406
Total liabilities	4,507,397	4,432,346

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 461,005,745 and 404,729,616 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,610	4,047
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	7,816,233	6,648,430
Accumulated other comprehensive loss	(77,116)	(22,124)
Retained earnings	246,587	187,096
Total VICI stockholders’ equity	7,990,314	6,817,449
Non-controlling interest	83,755	83,573
Total stockholders’ equity	8,074,069	6,901,022
Total liabilities and stockholders’ equity	$12,581,466	$11,333,368
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Income from direct financing and sales-type leases	$206,001	$189,938	$603,300	$554,293
Income from operating leases	10,913	12,209	32,740	36,627
Tenant reimbursement of property taxes	—	25,147	—	61,322
Golf operations	5,599	5,393	21,221	19,696
Revenues	222,513	232,687	657,261	671,938

Operating expenses
General and administrative	6,717	5,678	19,460	20,145
Depreciation	1,000	929	2,948	2,757
Property taxes	—	25,423	—	61,598
Golf operations	5,423	4,223	14,363	12,832
Loss on impairment	—	12,334	—	12,334
Transaction and acquisition expenses	993	—	4,749	—
Total operating expenses	14,133	48,587	41,520	109,666
Operating income	208,380	184,100	615,741	562,272

Interest expense	(68,531)	(54,051)	(176,936)	(158,365)
Interest income	6,690	2,027	15,861	7,504
Loss from extinguishment of debt	—	—	—	(23,040)
Income before income taxes	146,539	132,076	454,666	388,371
Income tax expense	(24)	(52)	(1,098)	(884)
Net income	146,515	132,024	453,568	387,487
Less: Net income attributable to non-controlling interest	(2,080)	(2,112)	(6,235)	(6,409)
Net income attributable to common stockholders	$144,435	$129,912	$447,333	$381,078

Net income per common share
Basic	$0.31	$0.35	$1.05	$1.06
Diluted	$0.31	$0.35	$1.04	$1.06

Weighted average number of common shares outstanding
Basic	460,666,295	369,935,055	426,437,889	360,997,358
Diluted	465,771,668	370,127,185	428,366,146	361,042,203

Other comprehensive income
Net income attributable to common stockholders	$144,435	$129,912	$447,333	$381,078
Unrealized (loss) gain on cash flow hedges	(7,113)	10,105	(54,992)	5,465
Comprehensive income attributable to common stockholders	$137,322	$140,017	$392,341	$386,543
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	112,122	112,122	1,981	114,103
Issuance of common stock, net	695	1,306,424	—	—	1,307,119	—	1,307,119
Distribution to non-controlling interest	—	—	—	—	—	(3,856)	(3,856)
Dividends declared ($0.16 per common share)	—	—	—	(59,221)	(59,221)	—	(59,221)
Stock-based compensation, net of forfeitures	3	388	—	—	391	—	391
Balance as of March 31, 2018	3,701	5,952,636	—	95,563	6,051,900	83,000	6,134,900
Net income	—	—	—	139,044	139,044	2,316	141,360
Issuance of common stock, net	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	(1,982)	(1,982)
Dividends declared ($0.2625 per common share)	—	—	—	(97,163)	(97,163)	—	(97,163)
Stock-based compensation, net of forfeitures	—	468	—	—	468	—	468
Unrealized loss on cash flow hedges	—	—	(4,640)	—	(4,640)	—	(4,640)
Balance as of June 30, 2018	3,701	5,953,104	(4,640)	137,444	6,089,609	83,334	6,172,943
Net income	—	—	—	129,912	129,912	2,112	132,024
Issuance of common stock, net	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	(1,981)	(1,981)
Dividends declared ($0.2875 per common share)	—	—	—	(106,441)	(106,441)	—	(106,441)
Stock-based compensation, net of forfeitures	1	622	—	—	623	—	623
Unrealized gain on cash flow hedges	—	—	10,105	—	10,105	—	10,105
Balance as of September 30, 2018	$3,702	$5,953,726	$5,465	$160,915	$6,123,808	$83,465	$6,207,273

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	150,849	150,849	2,077	152,926
Issuance of common stock, net	62	128,203	—	—	128,265	—	128,265
Distributions to non-controlling interest	—	—	—	—	—	(2,031)	(2,031)
Dividends declared ($0.2875 per common share)	—	—	—	(118,154)	(118,154)	—	(118,154)
Stock-based compensation, net of forfeitures	1	1,050	—	—	1,051	—	1,051
Unrealized loss on cash flow hedges	—	—	(17,191)	—	(17,191)	—	(17,191)
Balance as of March 31, 2019	4,110	6,777,683	(39,315)	219,791	6,962,269	83,619	7,045,888
Net income	—	—	—	152,049	152,049	2,078	154,127
Issuance of common stock, net	500	1,035,780	—	—	1,036,280	—	1,036,280
Distributions to non-controlling interest	—	—	—	—	—	(2,011)	(2,011)
Dividends declared ($0.2875 per common share)	—	—	—	(132,539)	(132,539)	—	(132,539)
Stock-based compensation, net of forfeitures	—	1,366	—	—	1,366	—	1,366
Unrealized loss on cash flow hedges	—	—	(30,688)	—	(30,688)	—	(30,688)
Balance as of June 30, 2019	4,610	7,814,829	(70,003)	239,301	7,988,737	83,686	8,072,423
Net income	—	—	—	144,435	144,435	2,080	146,515
Issuance of common stock, net	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(2,011)	(2,011)
Dividends declared ($0.2975 per common share)	—	—	—	(137,149)	(137,149)	—	(137,149)
Stock-based compensation, net of forfeitures	—	1,404	—	—	1,404	—	1,404
Unrealized loss on cash flow hedges	—	—	(7,113)	—	(7,113)	—	(7,113)
Balance as of September 30, 2019	$4,610	$7,816,233	$(77,116)	$246,587	$7,990,314	$83,755	$8,074,069

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$453,568	$387,487
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing and sales-type lease adjustments	(2,295)	(39,119)
Stock-based compensation	3,821	1,482
Depreciation	2,948	2,757
Amortization of debt issuance costs and original issue discount	18,180	4,477
Loss on impairment	—	12,334
Loss on extinguishment of debt	—	23,040
Change in operating assets and liabilities:
Other assets	(5,952)	(19,609)
Accrued interest	9,761	2,077
Deferred revenue	(43,355)	(67,416)
Other liabilities	523	21,007
Net cash provided by operating activities	437,199	328,517

Cash flows from investing activities
Investments in direct financing and sales-type leases	(1,530,578)	(507,795)
Capitalized transaction costs	(2,004)	(3,442)
Investments in short-term investments	(440,353)	(421,434)
Maturities of short-term investments	618,463	100,758
Proceeds from sale of land	1,044	186
Acquisition of property and equipment	(2,429)	(744)
Net cash used in investing activities	(1,355,857)	(832,471)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,164,360	1,307,119
Payment of Term Loan B Facility	—	(100,000)
Payment of Revolving Credit Facility	—	(300,000)
Payment of Second Lien Notes	—	(290,058)
Debt issuance costs	(7,727)	(1,117)
Distributions to non-controlling interest	(6,053)	(7,819)
Dividends paid	(366,859)	(156,296)
Net cash provided by financing activities	783,721	451,829

Net decrease in cash, cash equivalents and restricted cash	(134,937)	(52,125)
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406
Cash, cash equivalents and restricted cash, end of period	$463,510	$145,281

Supplemental cash flow information:
Cash paid for interest	$148,992	$150,407
Cash paid for income taxes	$2,100	$1,174
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$137,149	$106,356
Right-of-use asset and lease liability	$19,821	$—
Deferred transaction costs payable	$5,982	$—
Debt issuance costs payable	$28,923	$—
Transfer of investments in operating leases to land	$—	$22,189
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
“JACK Cincinnati” refers to the real estate assets associated with the JACK Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019.
“JACK Cincinnati Lease Agreement” refers to the lease agreement for JACK Cincinnati, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements and the JACK Cincinnati Lease Agreement, unless the context otherwise requires.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 24 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of September 30, 2019, our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National and Hard Rock. We also own and operate four championship golf courses located near certain of our properties.
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

(In thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$431,423	$145,223
Restricted cash	32,087	58
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$463,510	$145,281

Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. The related income is recognized as interest income in our Statement of Operations. As of September 30, 2019 and December 31, 2018, we had $342.8 million and $520.9 million, respectively, of short-term investments.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Refer to Note 9 - Fair Value for further information.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative is recorded in Accumulated other comprehensive income and recognized in earnings when the cash flows that were hedged affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive loss on our consolidated financial statements.
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
We determined that the land and building components of the Margaritaville Lease Agreement, the Greektown Lease Agreement and the JACK Cincinnati Lease Agreement meet the definition of a sales-type lease. The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in direct financing and sales-type leases on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in operating leases on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Impairment
We assess our investments in operating leases, land and property and equipment used in operations for impairment under ASC 360 “Property, Plant and Equipment” (“ASC 360”) on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease. We assess our investments in direct financing and sales-type leases for impairment under ASC 310. Under ASC 310, the net investment in the lease is identified for impairment when it becomes probable that we will be unable to collect all rental payments associated with our investment in the lease.
Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. With respect to estimated expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows.
Concentrations of Credit Risk
All of our real estate holdings (other than (i) Margaritaville and Greektown, which are leased to Penn National, (ii) JACK Cincinnati, which is leased to Hard Rock and (iii) the real estate owned by VICI Golf, which is owned and operated by us) are currently leased by us to CEOC or other affiliates of Caesars, and most of our revenues are derived from the Lease Agreements that we have with CEOC or other affiliates of Caesars. Additionally, our properties on the Las Vegas Strip generated approximately 33% and 34% of our lease revenue for the three and nine months ended September 30, 2019, respectively. Other than having a single tenant from which we will derive most of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Reclassifications
In the quarter ended June 30, 2019 we reclassified property and equipment used in operations, net to Other assets in the Balance Sheet in order to simplify our presentation. As of September 30, 2019 and December 31, 2018, such amounts represent $71.0 million and $71.5 million of the balance of Other assets, respectively. Additionally, we adjusted the Consolidated Statement of Stockholders’ Equity to present changes in the current and comparative year-to-date interim periods, with subtotals for each interim period as required by the Securities and Exchange Commission’s disclosure update and simplification rules.

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

•
Long-term leases entered into or modified subsequent to our adoption of ASC 842 will most likely be considered sales-type leases, as defined in ASC 842. The accounting for a sales-type lease is materially consistent with that of the current accounting for our direct financing leases. If we determine that the lease meets the definition for a sale leaseback transaction, the lease is considered a financing receivable and is accounted for in accordance with ASC 310.

•
Prior to our adoption of ASC 842, the residual value component of our Lease Agreements was assessed for impairment under ASC 360 while the receivable component was separately assessed for impairment under ASC 310. Upon adoption of ASC 842, both the receivable and residual value components of the direct financing and sales-type leases are assessed for impairment under ASC 310.

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
(UNAUDITED)

Note 4 — Property Transactions

2019 Transactions

Our significant activities in 2019, in reverse chronological order, are as follows:
Purchase of JACK Cleveland/Thistledown
Subsequent to the quarter end, on October 28 2019, we entered into a definitive agreement to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from affiliates of JACK Entertainment LLC (“JACK Entertainment”), for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we will enter into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease will have an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Additionally, we will make a $50 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The ROV Loan will bear interest at 9.0% per annum for a period of five years with two one-year extension options. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in early 2020. However, we can provide no assurances that the JACK Cleveland/Thistledown Acquisition will be consummated.
Closing of Purchase of JACK Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of JACK Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the JACK Cincinnati Casino for $186.5 million (together, the “JACK Cincinnati Acquisition”). Simultaneous with the closing of the JACK Cincinnati Acquisition, we entered into a triple-net lease agreement for JACK Cincinnati with a subsidiary of Hard Rock. The lease has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Seminole Hard Rock Entertainment, Inc. We determined that the land and building components of the JACK Cincinnati Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
On September 26, 2019, we entered into the following agreements (each of which were entered into in accordance with the terms of the Master Transaction Agreement): (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana for a cash purchase price of $775.5 million; (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.25 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements” and each, a “MTA Property Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the equity interests in a newly formed entity that will acquire the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.75 million. As noted above, the MTA Property Purchase Agreements were entered into in accordance with the terms of the Master Transaction Agreement, and the MTA Property Acquisitions are part of the broader set of transactions contemplated by such Master Transaction Agreement.
Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions are subject to conditions in addition to the consummation of the ERI/Caesars Merger, including satisfactory due diligence reviews by us, and are not cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

•
Horseshoe Baltimore ROFR. We and ERI agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset) (the “Horseshoe Baltimore ROFR”).

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

New Orleans, the State of Louisiana or any other governmental body or agency.

•
CPLV CMBS Refinancing. We intend to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger. ERI has agreed to reimburse us for 50% of our out-of-pocket costs in connection with any prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the ERI/Caesars Merger is consummated).

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
If the Master Transaction Agreement is terminated by ERI under certain circumstances where we have a financing failure, we may be obligated to pay ERI a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the ERI/Caesars Merger closes, under certain circumstances, we may be obligated to pay ERI a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the ERI/Caesars Merger does not close for any reason, under certain circumstances, ERI may be obligated to pay us a termination fee of $75.0 million. For more information, see Part II. Item 1A. Risk Factors - “Risks Relating to the Eldorado Transaction and Our Other Pending Acquisitions” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

on the terms or timeframe described herein, or at all.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in direct financing and sales-type leases on our Balance Sheet.

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Option Properties
Call Right Agreements
On the Formation Date, we entered into certain call right agreements, which provide us with the opportunity to acquire Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin from Caesars. We can exercise the call rights within 5 years from the Formation Date by delivering a request to the applicable owner of the property containing evidence of our ability to finance the call right. The purchase price for each property will be 10 multiplied by the initial property lease rent for the respective property, with the initial property lease rent for each property being the amount that causes the ratio of (x) EBITDAR of the property for the most recently ended four-quarter period for which financial statements are available to (y) the initial property lease rent to equal 1.67. As described above under “Eldorado Transaction-Acquisition of the MTA Properties,” we have entered into agreements to acquire all of the land and real estate assets associated with the MTA Properties, and the existing call right agreements will terminate, upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property in accordance with the terms of the MTA.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 — Real Estate Portfolio
As of September 30, 2019, our real estate portfolio consisted of the following:

•
Investments in direct financing and sales-type leases, representing our investment in 24 casino assets leased on a triple net basis to our tenants, Caesars, Penn National and Hard Rock, under seven separate lease agreements;

•
Investments in operating leases, representing the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement; and

•	Land, representing our investment in the Eastside Property and certain non-operating, vacant land parcels contained in the Non-CPLV Lease Agreement.
The following is a summary of the balances of our real estate portfolio as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Minimum lease payments receivable under direct financing and sales-type leases (1)	$30,696,914	$27,285,943
Estimated residual values of leased property (not guaranteed)	2,472,977	2,135,312
Gross investment in direct financing and sales-type leases	33,169,891	29,421,255
Unamortized initial direct costs	40,100	22,822
Less: Unearned income	(22,754,091)	(20,528,030)
Investment in direct financing and sales-type leases, net	10,455,900	8,916,047
Investment in operating leases	1,086,658	1,086,658
Total Investments in leases, net	11,542,558	10,002,705
Land	94,711	95,789
Total Real estate portfolio	$11,637,269	$10,098,494
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The following table details the components of our income from direct financing, sales-type and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Income from direct financing and sales-type leases	$206,001	$189,938	$603,300	$554,293
Income from operating leases (1)	10,913	12,209	32,740	36,627
Total lease revenue	216,914	202,147	636,040	590,920
Direct financing and sales-type lease adjustment (2)	2,494	(13,007)	(2,295)	(39,117)
Total contractual lease revenue	$219,408	$189,140	$633,745	$551,803
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At September 30, 2019, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2019 (remaining)	$230,606
2020	928,949
2021	935,124
2022	945,502
2023	960,116
2024	972,078
Thereafter	27,168,734
Total	$32,141,109
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, assuming the exercise of all tenant renewal options, for our direct financing, sales-type and operating leases at September 30, 2019 was 33.3 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2019.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2019.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

JACK Cincinnati Lease Agreement - Overview
On September 20, 2019, we completed the previously announced transaction to acquire JACK Cincinnati. The following is a summary of the material lease provisions of our lease with a subsidiary of Hard Rock, which commenced on September 20, 2019, the date of acquisition:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Initial base rent	$42,750
Current base rent (1)	$42,750
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease Years 5-15 - The greater of 2% or the change in consumer price index (“CPI”) unless the change in CPI is less than 0.5%, in which case there is no escalator
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1)The amount represents the current annual base rent payable for the current lease year which is the period from September 20, 2019 through September 30, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2019.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.

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
The following table summarizes the capital expenditure requirements of our tenants under the Lease Agreements:

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement	Penn National Lease Agreements	JACK Cincinnati Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022	1% of net revenues based on rolling four-year basis	1% of net revenues
Rolling three-year minimum (2)	$255 million	$84 million	N/A	N/A	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)	N/A	N/A
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Loss on Impairment
On the Formation Date, CEOC transferred certain vacant, non-operating land parcels to us which are subject to the provisions of the Non-CPLV Lease. The Non-CPLV Lease allows for the sale of these vacant, non-operating land parcels without Caesars’ consent since they are specifically identified as de minimis to the operations of Caesars. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. These vacant parcels of land had a fair value of $34.7 million on the Formation Date and were included in Investments in operating leases on our Balance Sheet.
During the quarter ended September 30, 2018 we undertook a short-term strategic initiative to monetize certain of these vacant, non-operating land parcels. In relation to this initiative, we sold one land parcel in the quarter ended September 30, 2018 and had price indications on two other parcels of land. Based on the sales prices and price indications, we determined that the fair value of these three land parcels was lower than their current carrying values and recognized an impairment charge of $6.3 million, based on the anticipated sales prices. As a result of the identified impairment on these three parcels of land, we undertook an evaluation to assess whether indicators of impairment were present on the remaining vacant, non-operating land parcels. We used a sales comparison approach to determine the fair value of the remaining vacant, non-operating land parcels and identified $6.0 million in additional impairment charges. The impairment loss recorded was the result of various factors including changes in market conditions, strategic assessment and environmental and zoning issues that were identified during the sales process. Taking into account the impairment charge recognized in the quarter ended September 30, 2018 and the sale of one of the parcels that occurred during such quarter, the current carrying value of the vacant, non-operating land parcels is $21.1 million as of September 30, 2019.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Property and equipment used in operations, net	$70,994	$71,513
Debt issuance costs	27,868	6,190
Right of use assets	19,732	—
Deferred acquisition costs	9,217	7,062
Other	6,581	1,253
Interest receivable	2,510	886
Prepaid expenses	1,018	3,060
Tenant receivable for property taxes	—	25,586
Total other assets	$137,920	$115,550

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Land and land improvements	$59,293	$58,573
Buildings and improvements	14,666	14,572
Furniture and equipment	4,420	2,805
Total property and equipment used in operations	78,379	75,950
Less: accumulated depreciation	(7,385)	(4,437)
Total property and equipment used in operations, net	$70,994	$71,513

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Depreciation expense	$1,000	$929	$2,948	$2,757

Other Liabilities
The following table details the components of our other liabilities as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Derivative liability	$77,116	$22,124
Other accrued expenses	40,790	30,951
Lease liabilities	19,732	—
Accrued payroll and other compensation	4,621	4,934
Deferred income taxes	3,515	3,340
Accounts payable	1,307	1,057
Total other liabilities	$147,081	$62,406

Note 7— Debt
The following tables detail our debt obligations as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,076,993
Second Lien Notes (4)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (5)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,125,473

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ in thousands)	December 31, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2022	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,073,784
Second Lien Notes (4)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (5)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,122,264
____________________

(1)	Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)
Interest on any outstanding balance is payable monthly. The Revolving Credit Facility initially bore interest at LIBOR plus 2.25% and was subject to a 0.5% commitment fee. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and nine months ended September 30, 2019 the commitment fee was 0.5%.

(3)
Interest on any outstanding balance is payable monthly. The Term Loan B Facility initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. As of September 30, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%. As of December 31, 2018, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt. Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(4)	Interest is payable semi-annually.

(5)	Interest is payable monthly.
The following table is a schedule of future minimum payments of our debt obligations as of September 30, 2019:

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
The Amended and Restated Credit Agreement contains customary covenants that are consistent with those set forth in the Credit Agreement (except as to the financial covenants described above), which, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Amended and Restated Credit Agreement) subject to no event of default under the Amended and Restated Credit Agreement and pro forma compliance with the financial covenant pursuant to the Amended and Restated Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30,000,000. We are also subject to the financial covenants under the Revolving Credit Facility, as previously described above. As of September 30, 2019, the restricted net assets of VICI PropCo were approximately $6.7 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
We intend to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger. Pursuant to the terms of the Master Transaction Agreement, ERI has agreed to reimburse us for 50% of our out-of-pocket costs in connection with any prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the ERI/Caesars Merger is consummated).
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
Prior to October 15, 2020, the Second Lien Notes are redeemable at the option of the Issuers, at a redemption price of 100% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest, if any, to the applicable redemption date, plus an applicable premium equal to the excess of (a) the present value of (i) 104% of the principal amount of the Second Lien Notes so redeemed plus (ii) all required interest payments due on such Second Lien Notes through October 15, 2020, computed using a discount rate equal to the then-applicable U.S. Treasury rate plus 50 basis points, over (b) the then-outstanding principal amount of the Second Lien Notes so redeemed. The Issuers also had the option to redeem up to 35% of the original aggregate

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

principal amount of the Second Lien Notes with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date. On or after October 15, 2020, the Second Lien Notes are redeemable at the option of the Issuers, at a redemption price of (a) 104% of the principal amount of the Second Lien Notes so redeemed for the period October 15, 2020 through October 14, 2021 and (b) 100% of the principal amount of the Second Lien Notes so redeemed after October 15, 2021, in each case, plus accrued and unpaid interest to the redemption date.
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
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities are subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee is equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee is equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and is payable as such commitments are terminated. For the three and nine months ended September 30, 2019 we have recognized $13.0 million and $13.4 million, respectively of fees related to the Bridge Facilities in Interest expense on our Statement of Operations.
Commitments and loans under the Bridge Facilities will be reduced or prepaid, as applicable, in part upon any issuance by us of equity or notes in a public offering or private placement and/or the incurrence of term loans and certain other debt and upon other specified events prior to the consummation of the Eldorado Transaction, in each case subject to the terms and certain exceptions set forth in the Commitment Letter, including that the commitments and loans will not be reduced as a result of the proceeds from primary follow-on offerings. If we use the Bridge Facilities, funding is contingent on the satisfaction of certain customary conditions set forth in the Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the Bridge Facilities in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the transactions in accordance with the Eldorado Transaction documents. Although we do not currently expect VICI PropCo to make any borrowings under the Bridge Facilities, there can be no assurance that such borrowings will not be made or that we will be able to incur alternative long-term debt financing in lieu of borrowings under the Bridge Facilities. Borrowing under the Bridge Facilities, if any, will bear interest at a floating rate that varies depending on the duration of the loans thereunder. Under the Eldorado Senior Bridge Facility, interest will be calculated on a rate between (i) LIBOR plus 200 basis points and LIBOR plus 275 basis or (ii) the base rate plus 100 basis points and the base rate plus 175 basis points, in each case depending on duration. Under the Eldorado Junior Bridge Facility, interest will be calculated on a rate between (x) LIBOR plus 300 basis points and LIBOR plus 375 basis or (y) the base rate plus 200 basis points and the base rate plus 275 basis points, in each case depending on duration. The Bridge Facilities, if funded, will contain restrictive covenants and events of default substantially similar to those contained in, with respect to the Eldorado Senior Bridge Facility, the Senior Secured Credit Facilities and, with respect to the Eldorado Junior Bridge Facility, the Second Lien Notes. If we draw upon the Bridge Facilities, there can be no assurances that we would be able to refinance the Bridge Facilities on terms satisfactory to us, or at all.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2019, we are in compliance with all required covenants under our debt obligations.

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of September 30, 2019 and December 31, 2018, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Unrealized (loss) gain recorded in other comprehensive income	$(7,113)	$10,105	$(54,992)	$5,465
Interest recorded in interest expense	$2,386	$2,823	$4,816	$4,235

Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$342,767	$—	$342,767	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$77,116	$—	$77,116	$—

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
The estimated fair values of our financial instruments as of September 30, 2019 and December 31, 2018 for which fair value is only disclosed are as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$431,423	$431,423	$577,883	$577,883
Restricted cash	32,087	32,087	20,564	20,564
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,076,993	2,102,625	2,073,784	2,016,000
Second Lien Notes	498,480	544,589	498,480	535,866
CPLV CMBS Debt	1,550,000	1,599,803	1,550,000	1,539,040
____________________

(1)
The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.

The following table summarizes our assets and liabilities measured at fair value on a non-recurring basis in relation to the impairment recorded during the three months ended September 30, 2018:

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

The following table summarizes the significant unobservable inputs used in non-recurring Level 3 fair value measurements:

			Significant Assumptions ($ in per sq. ft.)
Asset Type	Fair Value	Valuation Technique	Range	Weighted Average	Square Footage
Land	$11,600	Sales comparison	$0.50 - $5.00	$2.90	4,002,908

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, both of which expire in 2020. The weighted average remaining lease term as of September 30, 2019 under our operating leases was 19.1 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Rent expense	$421	$547	$1,200	$1,140

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
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2019 are as follows:

(In thousands)	Lease Commitments
2019 (remaining)	$319
2020	1,042
2021	933
2022	951
2023	970
2024	990
Thereafter	15,905
Total minimum lease commitments	$21,110
Discounting factor	10,066
Lease liability	$11,044

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
We expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the Forward Sale Agreements. The settlement of the Forward Sales Agreements is calculated based on the forward sale price ($21.50) as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the Forward Sale Agreements. As of September 30, 2019, based on these adjustments, the forward share price was $20.22 and would result in us receiving $1.3 billion in cash proceeds if we were to physically settle the Forward Sale Agreements. Alternatively, if we were to net cash settle the Forward Share Agreements, it would result in a cash outflow of $157.7 million or if were to net share settle the Forward Sale Agreements, it would result in us issuing 6.9 million shares. As of September 30, 2019, we have not settled any portion of the Forward Sale Agreements.
Further, the common shares issuable upon settlement of the Forward Sale Agreements will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the Forward Sale Agreements over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of our common shares will result in an increase in the number of common shares outstanding and dilution to our earnings per share. We used a portion of the net proceeds from the offering for the JACK Cincinnati Acquisition and intend to use the remaining net proceeds from the offering and the proceeds upon settlement of the Forward Sales Agreements to fund a portion of the purchase price for the Eldorado Transaction, the Century Portfolio Acquisition and for general business purposes, which may include the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

At-the-Market Offering Program
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2019, we sold a total of 6,107,633 shares under the at-the-market offering program for aggregate proceeds of $129.9 million, net of stock issuance fees of $1.8 million, primarily related to sales agents' fees and commissions, and legal and accounting fees. We have no obligation to sell the remaining shares available for sale under the at-the-market offering program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2019	2018
Beginning Balance December 31 (1)	404,729,616	300,278,938
Issuance of common stock in initial public offering	—	69,575,000
Issuance of common stock in primary follow-on offerings (2)	50,000,000	—
Issuance of common stock under the at-the-market offering program	6,107,633	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (3)	168,496	374,530
Ending Balance September 30	461,005,745	370,228,468
____________________

(1)	The beginning balance as of December 31, 2018 includes 34,500,000 shares issued in our November 2018 primary follow-on offering.

(2)	Excludes the 65,000,000 shares subject to Forward Sale Agreements to be settled by September 26, 2020.

(3)	The nine months ended September 30, 2019 and 2018 excludes 157,512 share units and 133,491 share units, respectively, issued under the performance-based stock incentive program.
Dividends
Dividends declared (on a per share basis) during the nine months ended September 30, 2019 and 2018 were as follows:

Nine Months Ended September 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975

Nine Months Ended September 30, 2018
Declaration Date	Record Date	Payment Date	Period	Dividend
March 15, 2018 (1)	March 29, 2018	April 13, 2018	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018	June 28, 2018	July 13, 2018	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018	September 28, 2018	October 11, 2018	July 1, 2018 - September 30, 2018	$0.2875
____________________

(1)	The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the Forward Sale Agreements. The shares issuable upon settlement of the Forward Sale Agreements, as described in Note 11, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the Forward Sale Agreements over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
The following tables reconcile the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Determination of shares:
Weighted-average common shares outstanding	460,666	369,935	426,438	360,997
Assumed conversion of restricted stock	370	192	263	45
Assumed settlement of Forward Sale Agreements	4,735	—	1,665	—
Diluted weighted-average common shares outstanding	465,772	370,127	428,366	361,042
Basic and Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Basic:
Net income attributable to common stockholders	$144,435	$129,912	$447,333	$381,078
Weighted-average common shares outstanding	460,666	369,935	426,438	360,997
Basic EPS	$0.31	$0.35	$1.05	$1.06

Diluted:
Net income attributable to common stockholders	$144,435	$129,912	$447,333	$381,078
Diluted weighted-average common shares outstanding	465,772	370,127	428,366	361,042
Diluted EPS	$0.31	$0.35	$1.04	$1.06

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2019, 11,900,769 shares of common stock remained available for issuance by us as equity awards under the Plan.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Stock-based compensation expense	$1,404	$623	$3,821	$1,482

The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	398	$19.60	124	$15.61
Granted	338	22.03	383	17.05
Vested	(94)	19.44	(31)	20.01
Forfeited	(12)	20.78	(2)	20.03
Canceled	—	—	—	—
Outstanding at end of period	630	$20.90	474	$16.47

As of September 30, 2019, there was $9.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present certain information with respect to our segments:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$216,914	$5,599	$222,513	$227,294	$5,393	$232,687
Operating income	209,202	(822)	208,380	183,857	243	184,100
Interest expense	(68,531)	—	(68,531)	(54,051)	—	(54,051)
Loss on extinguishment of debt	—	—	—	—	—	—
Income before income taxes	147,275	(736)	146,539	131,833	243	132,076
Income tax (expense) benefit	(187)	163	(24)	—	(52)	(52)
Net income	147,088	(573)	146,515	131,833	191	132,024

Depreciation	3	997	1,000	3	926	929

Total assets	$12,481,892	$99,574	$12,581,466	$10,487,016	$81,485	$10,568,501

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$636,040	$21,221	$657,261	$652,242	$19,696	$671,938
Operating income	611,824	3,917	615,741	558,160	4,112	562,272
Interest expense	(176,936)	—	(176,936)	(158,365)	—	(158,365)
Loss on extinguishment of debt	—	—	—	(23,040)	—	(23,040)
Income before income taxes	450,552	4,114	454,666	384,259	4,112	388,371
Income tax expense	(187)	(911)	(1,098)	—	(884)	(884)
Net income	450,365	3,203	453,568	384,259	3,228	387,487

Depreciation	8	2,940	2,948	5	2,752	2,757

Total assets	$12,481,892	$99,574	$12,581,466	$10,487,016	$81,485	$10,568,501
____________________

(1)	Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Note 15 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on October 10, 2019 (as described in Note 11) and the JACK Cleveland/Thistledown Acquisition on October 28, 2019 (as described in Note 4), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and nine months ended September 30, 2019 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: our dependence on subsidiaries of Caesars, Penn National and Hard Rock (and, following the completion of the Eldorado Transaction and our other pending transactions, subsidiaries of ERI, Penn National, Hard Rock, Century Casinos and JACK Entertainment, respectively) as tenants of our properties and Caesars, Penn National and Hard Rock or certain of their respective subsidiaries (and, following the completion of the Eldorado Transaction and our other pending transactions, subsidiaries of ERI, Penn National, Hard Rock, Century Casinos and JACK Entertainment or certain of their respective affiliates, respectively) as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Eldorado’s, Century Casino’s, JACK Entertainment’s and Hard Rock’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service and refinance such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending acquisitions, including the Eldorado Transaction, the JACK Cleveland/Thistledown Acquisition and the Century Portfolio Acquisition, or other delays or impediments to completing our pending acquisitions including the Eldorado Transaction, the JACK Cleveland/Thistledown Acquisition and the Century Portfolio Acquisition; our ability to obtain the financing necessary to complete our pending acquisitions including the Eldorado Transaction, the JACK Cleveland/Thistledown Acquisition and the Century Portfolio Acquisition on the terms we currently expect or at all; the possibility that our pending acquisitions including the Eldorado Transaction, the JACK Cleveland/Thistledown Acquisition and the Century Portfolio Acquisition may not be completed or that completion may be unduly delayed including, in the case of the MTA Properties, as a result of environmental, tax, legal or other issues that we identify during the 90-day due diligence period relating to the MTA Properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of properties acquired (or other benefits we expect to receive) in the Eldorado Transaction or any of our other pending acquisitions; the effects of our recently completed acquisitions and the pending acquisitions including the Eldorado Transaction, the JACK Cleveland/Thistledown Acquisition and the Century Portfolio Acquisition on us, including the post-acquisition impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters or terrorism on our properties; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for acquisition opportunities from other REITs and gaming companies that may have greater resources and access to capital and a lower cost of capital than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our reports on Form 10-K and Form 8-K and this Quarterly Report on Form 10-Q.
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
OVERVIEW

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 24 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 40 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in eleven states, contain approximately 15,200 hotel rooms and feature over 150 restaurants, bars and nightclubs.

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

Property Overview

Caesars Palace
Las Vegas

Harrah's Las Vegas

Horseshoe
Hammond

Harrah's Gulf Coast

Bally's Atlantic City

Harrah's
Philadelphia

Harvey's Lake
Tahoe

Harrah's Metropolis

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans
Philadelphia
Atlantic City

★ CURRENT PORTFOLIO

★ ANNOUNCED ACQUISITIONS

★ OWNED GOLF COURSES
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Harrison County, MS
Chariot Run, Laconia, IN

★ DESIGNATED PUT-CALL PROPERTIES
Indiana Grand, Centaur[4]
Hoosier Park, Centaur[4]
Caesars Forum Convention Center

★ DESIGNATED ROFR PROPERTIES[5]
Bally's Las Vegas
Flamingo Las Vegas
Paris Las Vegas
Planet Hollywood
The LINQ
Horseshoe Baltimore

Combined Eldorado and Caesars (24 assets)

- ★ Caesars Palace Las Vegas & Octavius Tower
- ★ Harrah's Las Vegas
- ★ Harrah's Laughlin[1]
- ★ Harrah's Reno
- ★ Harvey's Lake Tahoe
- ★ Harrah's Lake Tahoe
- ★ Harrah's North Kansas City
- ★ Harrah's Metropolis
- ★ Harrah's Council Bluffs
- ★ Horseshoe Council Bluffs
- ★ Harrah's Joliet
- ★ Horseshoe Hammond
- ★ Harrah's Philadelphia
- ★ Bally's Atlantic City
- ★ Caesars Atlantic City
- ★ Harrah's Atlantic City[1]
- ★ Horseshoe Southern Indiana
- ★ Bluegrass Downs
- ★ Harrah's Gulf Coast
- ★ Tunica Roadhouse Hotel
- ★ Horseshoe Tunica
- ★ Horseshoe Bossier City
- ★ Louisiana Downs
- ★ Harrah's New Orleans[1]

Penn National Gaming (2 assets)

- ★ Margaritaville Bossier City
- ★ Greektown Casino

Hard Rock (1 asset)

- ★ JACK Cincinnati Casino

Century Casinos (3 assets)[2]

- ★ Isle Casino Cape Girardeau
- ★ Lady Luck Casino Caruthersville
- ★ Mountaineer Casino, Racetrack & Resort

JACK Entertainment (2 assets)[3]

- ★ JACK Cleveland Casino
- ★ JACK Thistledown Racino

Note: Acquisitions pending completion are subject to customary closing conditions and regulatory approvals. The Eldorado Transaction is also subject to the consummation of the ERI/Caesars Merger. We can provide no assurances that the pending acquisitions will be consummated on the terms or time frames contemplated, or at all.

1. On June 24, 2019, we announced that we will enter into definitive agreements pursuant to which we will acquire the land and real estate assets associated with the MTA Properties after which the acquisitions will be pending completion, subject to the closing of the Eldorado/Caesars Combination. On September 26, 2019, we announced that we had entered into Purchase and Sale Agreements pursuant to which we will acquire the land and real estate assets associated with the MTA Properties.
2. On June 17, 2019, we announced that we entered into definitive agreements pursuant to which we will acquire the land and real estate assets associated with the Century Portfolio.
3. On October 28, 2019, we announced that we entered into a definitive agreement pursuant to which we will acquire the casino-entitled land and real estate and related assets associated with JACK Cleveland/Thistledown.
4. The put/call option on Harrah's Hoosier Park and Indiana Grand Racing & Casino (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024, subject to the consummation of the ERI/Caesars Merger.
5. The Las Vegas and Baltimore ROFRs are subject to the consummation of ERI/Caesars Merger. With respect to the ROFR assets in Las Vegas, the first property will be selected among the following: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be one of the previous four plus the LINQ Hotel & Casino. In addition, the combined ERI/Caesars entity will not have a contractual obligation to sell the properties subject to the ROFRs and will make an independent financial decision regarding whether to trigger the ROFRs.

We lease our properties to subsidiaries of Caesars, Penn National and Hard Rock. As described below, ERI has entered into a definitive agreement to acquire Caesars and, following the closing of the ERI/Caesars Merger, ERI (which intends to retain the Caesars name subsequent to the ERI/Caesars Merger) will be our largest tenant. The ERI/CEC Merger is subject to regulatory approvals and customary closing conditions. ERI has publicly disclosed that it expects the ERI/CEC Merger to be completed in the first half of 2020, although we can provide no assurances that the ERI/CEC Merger will close in the anticipated timeframe, on the contemplated terms or at all. We believe we have a mutually beneficial relationship with Caesars, Penn National and Hard Rock, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars, Penn National and Hard Rock provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

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
The financial information included in this Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2019.
SIGNIFICANT ACTIVITIES DURING 2019

Our significant activities in 2019, in reverse chronological order, are as follows:
Purchase of JACK Cleveland/Thistledown
Subsequent to the quarter end, on October 28 2019, we entered into a definitive agreement to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from affiliates of JACK Entertainment LLC (“JACK Entertainment”), for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we will enter into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease will have an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Additionally, we will make a $50 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The ROV Loan will bear interest at 9.0% per annum for a period of five years with two one-year extension options. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close in early 2020. However, we can provide no assurances that the JACK Cleveland/Thistledown Acquisition will be consummated.
Closing of Purchase of JACK Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of JACK Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the JACK Cincinnati Casino for $186.5 million (together, the “JACK Cincinnati Acquisition”). Simultaneous with the closing of the JACK Cincinnati Acquisition, we entered into a triple-net lease agreement for JACK Cincinnati with a subsidiary of Hard Rock. The lease has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Seminole Hard Rock Entertainment, Inc.

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
The Eldorado Transaction and the ERI/Caesars Merger are both subject to regulatory approvals and customary closing conditions. ERI has publicly disclosed that it expects the ERI/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the ERI/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of proceeds from our June equity offering, as described in Note 11 - Stockholders’ Equity in the Notes to our Financial Statements, and with long-term debt financing.
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

On September 26, 2019, we entered into the following agreements (each of which were entered into in accordance with the terms of the Master Transaction Agreement): (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana for a cash purchase price of $775.5 million; (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.25 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements” and each, a “MTA Property Purchase Agreement”) pursuant to which we agreed to acquire, and ERI agreed to cause to be sold, all of the equity interests in a newly formed entity that will acquire the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.75 million. As noted above, the MTA Property Purchase Agreements were entered into in accordance with the terms of the Master Transaction Agreement, and the MTA Property Acquisitions are part of the broader set of transactions contemplated by such Master Transaction Agreement.
Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions are subject to conditions in addition to the consummation of the ERI/Caesars Merger, including satisfactory due diligence reviews by us, and are not cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

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

•
Horseshoe Baltimore ROFR. We and ERI agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).

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

•
CPLV CMBS Refinancing. We intend to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the ERI/Caesars Merger. ERI has agreed to reimburse us for 50% of our out-of-pocket costs in connection with any prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the ERI/Caesars Merger is consummated). We expect the total prepayment penalties, prior to any reimbursements, to be between $100.0 million and $130.0 million.

•
Eldorado Bridge Facility. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. We currently intend to incur additional long-term senior secured term loans and/or opportunistically access the debt capital markets to fund a portion of the cash consideration for the Eldorado Transaction, but, absent such a long-term debt financing, we expect to draw on the Bridge Facilities in connection with the closing of the Eldorado Transaction to fund a portion of the cash consideration, and, in the future, raise long-term debt financing to refinance such amounts borrowed under the Bridge Facilities, subject to market and other conditions. On June 28, 2019 and July 11, 2019, additional parties joined the Commitment Letter as commitment parties thereunder. There can be no assurances that we will be able to refinance the Bridge Facilities on terms satisfactory to us, or at all. Refer to Note 7 - Debt, in the notes to our Financial Statements for further information.

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
If the Master Transaction Agreement is terminated by ERI under certain circumstances where we have a financing failure, we may be obligated to pay ERI a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the ERI/Caesars Merger closes, under certain circumstances, we may be obligated to pay ERI a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the ERI/Caesars Merger does not close for any reason, under certain circumstances, ERI may be obligated to pay us a termination fee of $75.0 million. For more information, see Part II, Item 1A. Risk Factors - “Risks Relating to the Eldorado Transaction and Our Other Pending Acquisitions” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Revenues
Income from direct financing and sales-type leases	$206,001	$189,938	$16,063	$603,300	$554,293	$49,007
Income from operating leases	10,913	12,209	(1,296)	32,740	36,627	(3,887)
Tenant reimbursement of property taxes	—	25,147	(25,147)	—	61,322	(61,322)
Golf operations	5,599	5,393	206	21,221	19,696	1,525
Revenues	222,513	232,687	(10,174)	657,261	671,938	(14,677)

Operating expenses
General and administrative	6,717	5,678	1,039	19,460	20,145	(685)
Depreciation	1,000	929	71	2,948	2,757	191
Property taxes	—	25,423	(25,423)	—	61,598	(61,598)
Golf operations	5,423	4,223	1,200	14,363	12,832	1,531
Loss on impairment	—	12,334	(12,334)	—	12,334	(12,334)
Transaction and acquisition expenses	993	—	993	4,749	—	4,749
Total operating expenses	14,133	48,587	(34,454)	41,520	109,666	(68,146)
Operating income	208,380	184,100	24,280	615,741	562,272	53,469

Interest expense	(68,531)	(54,051)	(14,480)	(176,936)	(158,365)	(18,571)
Interest income	6,690	2,027	4,663	15,861	7,504	8,357
Loss from extinguishment of debt	—	—	—	—	(23,040)	23,040
Income before income taxes	146,539	132,076	14,463	454,666	388,371	66,295
Income tax expense	(24)	(52)	28	(1,098)	(884)	(214)
Net income	146,515	132,024	14,491	453,568	387,487	66,081
Less: Net income attributable to non-controlling interest	(2,080)	(2,112)	32	(6,235)	(6,409)	174
Net income attributable to common stockholders	$144,435	$129,912	$14,523	$447,333	$381,078	$66,255

Revenue
For the three and nine months ended September 30, 2019 and 2018, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Leasing revenue	$216,914	$202,147	$14,767	$636,040	$590,920	$45,120
Tenant reimbursement of property taxes	—	25,147	(25,147)	—	61,322	(61,322)
Golf operations	5,599	5,393	206	21,221	19,696	1,525
Total revenue	$222,513	$232,687	$(10,174)	$657,261	$671,938	$(14,677)
Leasing Revenue
The following table details the components of our income from direct financing, sales-type and operating leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
Income from direct financing and sales-type leases	$206,001	$189,938	$16,063	$603,300	$554,293	$49,007
Income from operating leases (1)	10,913	12,209	(1,296)	32,740	36,627	(3,887)
Total lease revenue	216,914	202,147	14,767	636,040	590,920	45,120
Direct financing and sales-type lease adjustment (2)	2,494	(13,007)	15,501	(2,295)	(39,117)	36,822
Total contractual lease revenue	$219,408	$189,140	$30,268	$633,745	$551,803	$81,942
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $14.8 million and $45.1 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. Total contractual leasing revenue increased $30.3 million and $81.9 million, during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. The increase was primarily driven by the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville, Greektown and JACK Cincinnati to our real estate portfolio in July 2018, December 2018, January 2019, May 2019 and September 2019, respectively.
Tenant reimbursement of property taxes
During the three and nine months ended September 30, 2018, we recorded $25.1 million and $61.3 million, respectively, of income from tenant reimbursement of property taxes. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Revenue
Revenues from golf operations increased $0.2 million and $1.5 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. The increase was primarily driven by an increase in the number of rounds played at our golf courses, as well as by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.

Operating Expenses
For the three and nine months ended September 30, 2019 and 2018, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Variance	2019	2018	Variance
General and administrative	$6,717	$5,678	$1,039	$19,460	$20,145	$(685)
Depreciation	1,000	929	71	2,948	2,757	191
Property taxes	—	25,423	(25,423)	—	61,598	(61,598)
Golf operations	5,423	4,223	1,200	14,363	12,832	1,531
Loss on impairment	—	12,334	(12,334)	—	12,334	(12,334)
Transaction and acquisition expenses	993	—	993	4,749	—	4,749
Total operating expenses	$14,133	$48,587	$(34,454)	$41,520	$109,666	$(68,146)
General and Administrative Expenses
General and administrative expenses increased $1.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $0.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase during for three months ended September 30, 2019 was primarily driven by an increase in stock-based compensation expense. The decrease for the nine months ended September 30, 2019 was primarily driven by certain non-recurring costs incurred during the first six of the nine months ended September 30, 2018 as a result of being a newly publicly-traded company primarily following our initial public offering and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY, which decrease was partially offset by the previously described increases during the three months ended September 30, 2019.
Property Taxes
During the three and nine months ended September 30, 2018, we recorded $25.4 million and $61.6 million, respectively, of property tax expense. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording property tax expense as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Expenses
Expenses from golf operations increased $1.2 million and $1.5 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, due to an increase in the number of rounds played and an increase in the water usage charges at one of our golf courses.
Loss on Impairment
During the three and nine months ended September 30, 2018 the Company recognized a $12.3 million loss on impairment related to certain vacant, non-operating land parcels transferred by CEOC to us on the Formation Date. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. We had no such related impairment during the three and nine months ended September 30, 2019.
Transaction and Acquisition Costs
Transaction and acquisition costs increased $1.0 million and $4.7 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. The increase was primarily due to the adoption of ASC 842, which requires us to expense certain legal and third-party costs associated with our leases that were previously capitalized.

Other Income and Expenses
Interest Expense
Interest expense increased $14.5 million and $18.6 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. The increase is primarily attributable to our interest rate swap agreements which we entered into in April 2018 and January 2019 and an increase in the amortization of our deferred financing fees as a result of the costs associated with our Revolving Credit Facility. With respect to the interest rate swap agreements, prior to entering into such agreements in the comparative period, we were paying a lower variable rate as compared to the fixed rate under the interest rate swap agreements. These amounts were partially offset by a reduction in interest rates due to the repayment of amounts outstanding under our Revolving Credit Facility and the partial paydown of the Term Loan B Facility and Second Lien Notes in February of 2018.
Interest Income
Interest income increased $4.7 million and $8.4 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. The increase is primarily driven by increased cash on hand from our primary follow-on equity offerings in November 2018 and June 2019.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2018, we recognized a loss on extinguishment of debt of $23.0 million resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%. We had no such related extinguishment of debt during the three and nine months ended September 30, 2019 or the three months ended September 30, 2018.
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
Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2019	2018	2019	2018
Net income attributable to common stockholders	$144,435	$129,912	$447,333	$381,078
Real estate depreciation	—	—	—	—
FFO	144,435	129,912	447,333	381,078
Direct financing and sales-type lease adjustments attributable to common stockholders	2,563	(12,876)	(2,093)	(38,652)
Transaction and acquisition expenses	993	—	4,749	—
Non-cash stock-based compensation	1,404	623	3,821	1,482
Amortization of debt issuance costs and original issue discount	14,816	1,495	18,180	4,477
Other depreciation	997	926	2,940	2,752
Capital expenditures	(588)	(187)	(1,991)	(744)
Loss on impairment	—	12,334	—	12,334
Loss on extinguishment of debt	—	—	—	23,040
AFFO	164,620	132,227	472,939	385,767
Interest expense, net	47,025	50,529	142,895	146,385
Income tax expense	24	52	1,098	884
Adjusted EBITDA	$211,669	$182,808	$616,932	$533,036

Net income per common share
Basic	$0.31	$0.35	$1.05	$1.06
Diluted	$0.31	$0.35	$1.04	$1.06
FFO per common share
Basic	$0.31	$0.35	$1.05	$1.06
Diluted	$0.31	$0.35	$1.04	$1.06
AFFO per common share
Basic	$0.36	$0.36	$1.11	$1.07
Diluted	$0.35	$0.36	$1.10	$1.07
Weighted average number of common shares outstanding
Basic	460,666,295	369,935,055	426,437,889	360,997,358
Diluted	465,771,668	370,127,185	428,366,146	361,042,203

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of September 30, 2019, our available cash balances, restricted cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	September 30, 2019
Cash and cash equivalents	$431,423
Restricted cash	32,087
Short-term investments	342,767
Capacity under Revolving Credit Facility (1)	1,000,000
Total	$1,806,277
____________________

(1)	Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $4.1 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 7 - Debt, in the Notes to our Consolidated Financial Statements. We anticipate closing the Century Portfolio Acquisition by the end of 2019, the JACK Cleveland/Thistledown Acquisition in early 2020 and the Eldorado Transaction in mid-2020. We expect to fund these purchases with a mix of cash on hand (from proceeds that we raised in our June 2019 equity offering, including the future settlement of the Forward Sale Agreements, and through our ATM Agreement) and debt, through additional long-term debt financing, under our Revolving Credit Facility and/or under our Bridge Financing Facility. In particular, we currently intend to incur additional long-term senior secured term loans and/or opportunistically access the debt capital markets to fund a portion of the cash consideration for the Eldorado Transaction, but, absent such a long-term debt financing, we may draw on our Bridge Facilities in connection with the closing of the Eldorado Transaction to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the Bridge Facilities, subject to market and other conditions. Our ability to raise long-term debt financing on favorable terms or at all may be adversely affected by market or economic conditions that change after the date of this Quarterly Report on Form 10-Q. There can be no assurances that we will be able to refinance the Bridge Facilities on terms satisfactory to us, or at all. We anticipate funding future transactions with a mix of debt that we incur, equity that we issue and available cash.
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

Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$437,199	$328,517	$108,682
Used in investing activities	(1,355,857)	(832,471)	(523,386)
Provided by financing activities	783,721	451,829	331,892
Net increase in cash, cash equivalents and restricted cash	(134,937)	(52,125)	(82,812)
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406	401,041
Cash, cash equivalents and restricted cash, end of period	$463,510	$145,281	$318,229
Cash Flows from Operating Activities
Net cash provided by operating activities increased $108.7 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The increase is primarily driven by an increase in cash rental payments from the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville, Greektown and JACK Cincinnati to our real estate portfolio in July 2018, December 2018, January 2019, May 2019 and September 2019, respectively, partially offset by a decrease due to the prepayment of certain rent in December 2018 related to January 2019.
Cash Flows from Investing Activities
Net cash used in investing activities increased $523.4 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The increase is primarily driven by the acquisitions of Margaritaville, Greektown and JACK Cincinnati for a total of $1,530.6 million, including acquisition costs, during the nine months ended September 30, 2019 compared with the acquisition of Octavius Tower for $507.8 million, including acquisition costs, during the nine months ended September 30, 2018. This increase was partially offset by an increase in net maturities of short-term investments of $498.8 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $331.9 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.
During the nine months ended September 30, 2019 the primary sources and uses of cash from financing activities included:

•	Net proceeds from the sale of an aggregate of $1,164.4 million of our common stock from a primary follow-on offering and our at-the-market program;

•	Dividend payments of $366.9 million;

•	Debt issuance costs of $7.7 million; and

•	Distributions of $6.1 million to non-controlling interest
During the nine months ended September 30, 2018 the primary sources and uses of cash from financing activities included:

•	Net proceeds from our initial public offering of $1,307.1 million of our common stock;

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $290.1 million in aggregate principal amount of our Second Lien Notes;

•	Dividend payments of $156.3 million;

•	Debt issuance costs of $1.1 million; and

•	Distributions of $7.8 million to non-controlling interest.

Capital Expenditures
As described in our leases, capital expenditures for properties under our Lease Agreements are the responsibility our tenants. Refer to Note 5 - Real Estate Portfolio in the Notes to our Financial Statements for further information of the obligations of our tenants under the Lease Agreements.

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
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2019, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2019 and 2018 were as follows:

Nine Months Ended September 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975

Nine Months Ended September 30, 2018
Declaration Date	Record Date	Payment Date	Period	Dividend
March 15, 2018 (1)	March 29, 2018	April 13, 2018	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018	June 28, 2018	July 13, 2018	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018	September 28, 2018	October 11, 2018	July 1, 2018 - September 30, 2018	$0.2875
____________________

(1)	The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share.
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
At September 30, 2019, we had $4.1 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At September 30, 2019, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those factors for the nine months ended September 30, 2019 other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and such risk factors are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2019, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Equity Purchase Agreement dated as of April 5, 2019 by and among Jack Ohio Finance LLC and VICI Properties L.P. (JACK Cincinnati)		8-K	2.1	9/25/2019

2.2	Transaction Agreement dated as of April 5, 2019 by and among Jack Ohio Finance LLC, Jack Ohio LLC, HR Cincinnati, LLC, VICI Properties L.P. and Seminole HR Holdings, LLC		8-K	2.2	9/25/2019

2.3	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana)		8-K	2.1	9/26/2019

2.4	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center; Atlantic City, New Jersey)		8-K	2.2	9/26/2019

2.5	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel & Casino; Laughlin, Nevada)		8-K	2.3	9/26/2019

10.1	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne		8-K	10.1	9/26/2019

10.2	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak		8-K	10.2	9/26/2019

10.3	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske		8-K	10.3	9/26/2019

10.4	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher		8-K	10.4	9/26/2019

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 31, 2019
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 31, 2019
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 31, 2019
Gabriel F. Wasserman	(Principal Accounting Officer)