Form 10-K
period 2019-12-31
VICI PROPERTIES INC.
filed 2020-02-20
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
535 Madison Avenue, 20th Floor New York, New York 10022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.1 billion, based on the closing price of the common stock as reported on the NYSE on that date.
As of February 19, 2020, the registrant had 468,491,573 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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
“2025 Notes” refers to $750.0 million aggregate principal amount of 3.500% senior unsecured notes due 2025 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“2026 Notes” refers to $1.25 billion aggregate principal amount of 4.250% senior unsecured notes due 2026 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in November 2019.
“2027 Notes” refers to $750.0 million aggregate principal amount of 3.750% senior unsecured notes due 2027 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“2029 Notes” refers to $1.0 billion aggregate principal amount of 4.625% senior unsecured notes due 2029 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in November 2019.
“2030 Notes” refers to $1.0 billion aggregate principal amount of 4.125% senior unsecured notes due 2030 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“Caesars” refers to Caesars Entertainment Corporation, a Delaware corporation, and, as the context requires, its subsidiaries.
“Caesars Entertainment Outdoor” refers to the historical operations of the golf courses that were transferred from CEOC to VICI Golf on the Formation Date.
“Caesars Lease Agreements” refer collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
“Century Casinos” refers to Century Casinos, Inc., a Delaware corporation, and, as the context requires, its subsidiaries.
“Century Portfolio” refers to the real estate assets associated with the (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri and (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri, which we purchased on December 6, 2019.
“Century Portfolio Lease Agreement” refers to the lease agreement for the Century Portfolio, as amended from time to time.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the Formation Date, and following the Formation Date, CEOC, LLC, a Delaware limited liability company and, as the context requires, its subsidiaries. CEOC is a subsidiary of Caesars.
“CPLV CMBS Debt” refers to $1.55 billion of asset-level real estate mortgage financing of Caesars Palace Las Vegas, incurred by a subsidiary of the Operating Partnership on October 6, 2017 and repaid in full on November 26, 2019.
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time, which will be combined with the HLV Lease Agreement into a single Las Vegas master lease upon the closing of the pending Eldorado/Caesars Merger.
“CRC” refers to Caesars Resort Collection, LLC, a Delaware limited liability company which is a subsidiary of Caesars.
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December 2017.
“Eldorado Transaction” refers to a series of transactions between us and Eldorado in connection with the Eldorado/Caesars Merger, including the acquisition of the Harrah’s New Orleans, Harrah’s Atlantic City and Harrah’s Laughlin properties, modifications to the Caesars Lease Agreements, and rights of first refusal.
“Eldorado” refers to Eldorado Resorts, Inc., a Nevada corporation, and, as the context requires, its subsidiaries.

“Eldorado/Caesars Merger” refers to the merger contemplated under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado.
“February 2020 Senior Unsecured Notes” refers collectively to the 2025 Notes, 2027 Notes and the 2030 Notes.
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
“Hard Rock” means Hard Rock International, and, as the context requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019 (and previously referred to in our prior filings as JACK Cincinnati).
“Hard Rock Cincinnati Lease Agreement” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time, which will be combined with the CPLV Lease Agreement into a single Las Vegas master lease upon the closing of the Eldorado/Caesars Merger.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“JACK Cleveland/Thistledown” refers to the casino-entitled land and real estate and related assets associated with the JACK Cleveland Casino located in Cleveland, Ohio, and the video lottery gaming and pari-mutuel wagering authorized land and real estate and related assets of JACK Thistledown Racino located in North Randall, Ohio, which we purchased on January 24, 2020.
“JACK Cleveland/Thistledown Lease Agreement” refers to the lease agreement for JACK Cleveland/Thistledown, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and, from and after January 24, 2020, the JACK Cleveland/Thistledown Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Master Transaction Agreement” refers to the master transaction agreement with Eldorado relating to the Eldorado Transaction.
“Non-CPLV Lease Agreement” refers to the lease agreement for the regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
“November 2019 Senior Unsecured Notes” refer collectively to the 2026 Notes and the 2029 Notes.
“Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc. and, as the context requires, its subsidiaries.
“Penn National Lease Agreements” refer collectively to the Margaritaville Lease Agreement and the Greektown Lease Agreement, unless the context otherwise requires.

“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo, as amended from time to time.
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, of which approximately $498.5 million aggregate principal amount remained outstanding as of December 31, 2019, and which were redeemed in full on February 20, 2020.
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
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

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 28 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 40 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 15,600 hotel rooms and feature over 180 restaurants, bars and nightclubs.

Our portfolio also includes approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.

We believe we have mutually beneficial relationships with Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of our operators provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate company, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality.

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

We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We conduct our real property business through our Operating Partnership and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.
Our Competitive Strengths
We believe the following strengths effectively position us to execute our business and growth strategies:
Leading portfolio of high-quality experiential gaming, hospitality, entertainment and leisure assets.
Our portfolio features Caesars Palace Las Vegas and Harrah’s Las Vegas and market-leading urban, destination and regional properties with significant scale. Our properties are well-maintained and leased to leading brands such as Caesars, Harrah’s, Horseshoe, Bally’s, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. These brands seek to drive loyalty and value with guests through superior service and products and continuous innovation. Our portfolio benefits from its strong mix of demand generators, including casinos, guest rooms, restaurants, entertainment facilities, bars and nightclubs and convention space. We believe our properties are well-insulated from incremental competition as a result of high replacement costs, as well as regulatory restrictions and long-lead times for new development. The high quality of our properties appeals to a broad base of customers, stimulating traffic and visitation.
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
Our portfolio also includes market-leading regional resorts and destinations that we believe are benefiting from significant invested capital over recent years. The regional properties we own include award-winning land-based and dockside casinos, hotels and entertainment facilities that are market leaders within their respective regions. The properties operate primarily under the Caesars,

Harrah’s, Horseshoe, Bally’s, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer trademark and brand names, which, in many instances, have market-leading brand recognition.
Under the terms of the Lease Agreements, the tenants are required to continue to invest in the properties, which we believe enhances the value of our properties and maintains their competitive market position.
Our properties feature diversified sources of revenue on both a business and geographic basis.
Our portfolio includes 28 geographically diverse casino resorts that serve numerous Metropolitan Statistical Areas (“MSAs”) nationally. This diversity reduces our exposure to adverse events that may affect any single market. This also allows our tenants to derive multiple revenue streams from an economically diverse set of customers and services to such customers. These include gaming, food and beverage, entertainment, hospitality and other sources of revenue. We believe that this geographic diversity and the diversity of revenue sources that our tenants derive from our leased properties improves the stability of rental revenue.
Our long-term Lease Agreements provide a highly predictable base level of rent with embedded growth potential.
Our properties are 100% occupied pursuant to our long-term triple-net Lease Agreements with subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, providing us with a predictable level of rental revenue to support future cash distributions to our stockholders.
All of our casino resort properties are established assets with extensive operating histories. Based on historical performance of the properties, we expect that the properties will generate sufficient revenues for our tenants to pay to us all rent due under the Lease Agreements.
We believe our relationship with Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, including our contractual agreements with them and their applicable subsidiaries, will continue to drive significant benefits and mutual alignment of strategic interests in the future.
The payment obligations of our tenants are guaranteed by Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC, as applicable.
All of our existing properties are leased to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. Caesars guarantees the payment obligations of our tenants under the Formation Lease Agreements, CRC, a subsidiary of Caesars, guarantees the payment obligations of our tenant under the HLV Lease Agreement, Penn National guarantees the payment obligations of our tenant under the Penn National Lease Agreements, Seminole Hard Rock guarantees the payment obligations of our tenant under the Hard Rock Cincinnati Lease Agreement, Century Casinos guarantees the payment obligations of our tenant under the Century Portfolio Lease Agreement and Rock Ohio Ventures LLC guarantees the payment obligations of our tenants under the JACK Cleveland/Thistledown Lease Agreement.
In addition to the properties leased from us, Caesars, Penn National, Hard Rock and Century Casinos operate numerous other casino resorts, collectively comprising a nationally recognized portfolio of brands. In addition, Caesars uses the Caesars Rewards® program, which is core to its cross-market strategy and is designed to encourage Caesars’ customers to direct a larger share of their entertainment spending to Caesars. Subsequent to the closing of the Eldorado/Caesars merger, the Caesars Rewards® program will remain as the customer loyalty program and will include the Eldorado owned brands. Our other tenants operate their own customer loyalty rewards programs including Penn National using the mychoice® reward program and Hard Rock using the Hard Rock Rewards® program.

Experienced management team and independent board of directors with robust corporate governance
We have an experienced and independent management team that has been actively engaged in the leadership, acquisition and investment aspects of the hospitality, gaming, entertainment and real estate industries throughout their careers. Our Chief Executive Officer, Edward Pitoniak, and President and Chief Operating Officer, John Payne, are industry veterans with an average of over 30 years of experience in the REIT, gaming and experiential real estate industries, during which time they were able to drive controlled growth and diversification of significant real estate and gaming portfolios. Mr. Pitoniak’s service as an independent board member of public companies provides him with a unique and meaningful management perspective and enables him to work with our independent board of directors as a trusted steward of our extensive portfolio. Our Chief Financial Officer and General Counsel have an average of over 20 years of experience in the REIT, real estate and hospitality industries and bring significant leadership and expertise to our team across capital markets, corporate finance, acquisitions, risk management and corporate governance. Our independent board of directors, which is made of highly skilled and seasoned real estate, gaming, hospitality, consumer products and corporate professionals, was established to ensure that there was no overlap between our tenants and the companies with which our directors are affiliated. In addition, our board of directors is not staggered, with each of our directors subject to re-election annually. Robust corporate governance in the best interests of our stockholders is of central importance to the management of our company, as we have a separate Chairman of the Board and Chief Executive Officer and all members of our audit committee qualify as an “audit committee financial expert” as defined by the SEC. Directors are elected in uncontested elections by the affirmative vote of a majority of the votes cast, and stockholder approval is required prior to, or in certain circumstances within twelve months following, the adoption by our board of a stockholder rights plan.
Our Properties
The following map and tables summarize our current portfolio of properties, our pending acquisitions and our properties subject to the right of first refusal agreement and put/call agreement, subject to the closing of the Eldorado/Caesars Merger. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail, golf course and other resort amenities and activities.

Property Overview

Caesars Palace Las Vegas

Caesars

Hard Rock Cincinnati

JACK CASINO
Hard Rock

JACK Cleveland

JACK Entertainment

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Atlantic City
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

★ CURRENT PORTFOLIO

★ PENDING ACQUISITIONS

★ PENDING DISPOSITION[1]

★ OWNED GOLF COURSES
- Cascata, Boulder City, NV
- Rio Secco, Henderson, NV
- Grand Bear, Saucier, MS
- Chariot Run, Laconia, IN

★ DESIGNATED PUT-CALL PROPERTIES[2]
- Indiana Grand, Centaur
- Hoosier Park, Centaur
- Caesars Forum Convention Center

★ DESIGNATED ROFR PROPERTIES[3]
- Bally's Las Vegas
- Flamingo Las Vegas
- Paris Las Vegas
- Planet Hollywood
- The LINQ
- Horseshoe Baltimore

Harrah's Lake Tahoe

Caesars

Century Casino Cape Girardeau

isle
Century Casinos

Greektown Casino-Hotel

Penn National Gaming

VICI Continues to Diversify its Rent Base

VICI At Formation

% LV Rent
26%
74%
% Regional Rent

VICI Post Eldorado Transaction[4]

% LV Rent
31%
69%
% Regional Rent

Note: Transactions pending completion are subject to customary closing conditions and regulatory approvals. The Eldorado Transaction and the pending disposition are also subject to the consummation of the Eldorado/Caesars Merger. We can provide no assurances that the pending transactions and/or the Eldorado/Caesars Merger will be consummated on the terms or time frames contemplated, or at all.

1. On December 31, 2019, we and Caesars jointly entered into a definitive agreement to sell the Harrah's Reno asset for $50 million to a third party. The proceeds of the transaction shall be split 75% to us and 25% to Caesars, while the annual rent payments under the Non-CPLV lease will remain unchanged following completion of the disposition.
2. The put/call option on Harrah's Hoosier Park and Indiana Grand Racing & Casino (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024. The put/call option on these properties will be effective after the closing of the Eldorado Transaction. The put option on the Caesars Forum Convention Center can be exercised between January 1, 2024 and December 31, 2024 at 13.0x. The call option on the Caesars Forum Convention Center can be exercised between January 1, 2027 and December 31, 2027 at 13.0x.
3. In respect to the ROFR assets in Las Vegas, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be one of the previous four plus the LINQ Hotel & Casino. The combined Eldorado/Caesars will not have a contractual obligation to sell the properties subject to the ROFRs and will make independent financial decisions regarding whether to trigger the ROFRs. The ROFRs on these properties will be effective after the closing of the Eldorado Transaction.
4. Reflects rent acquired from pending acquisitions of the MTA Properties and the pending modifications to the CPLV Lease Agreement and Non-CPLV Lease Agreement in connection with the Eldorado Transaction.

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Casinos
Las Vegas—Destination Gaming
Caesars Palace Las Vegas	Las Vegas, NV	124	1,600	3,970	CPLV
Harrah’s Las Vegas	Las Vegas, NV	89	1,310	2,540	HLV
San Francisco / Sacramento
Harvey’s Lake Tahoe	Lake Tahoe, NV	44	720	740	Non-CPLV
Harrah’s Reno (1)	Reno, NV	40	640	930	Non-CPLV
Harrah’s Lake Tahoe	Stateline, NV	45	830	510	Non-CPLV
Philadelphia
Caesars Atlantic City	Atlantic City, NJ	116	2,020	1,140	Non-CPLV
Bally’s Atlantic City	Atlantic City, NJ	127	1,960	1,210	Non-CPLV
Harrah’s Philadelphia (2)	Chester, PA	113	2,560	N/A	Non-CPLV
Chicago
Horseshoe Hammond	Hammond, IN	108	2,370	N/A	Non-CPLV
Harrah’s Joliet (3)	Joliet, IL	39	1,130	200	Joliet
Cincinnati
Hard Rock Cincinnati	Cincinnati, OH	100	1,900	N/A	Hard Rock Cincinnati
Cleveland
JACK Cleveland (4)	Cleveland, OH	96	1,450	N/A	JACK Cleveland/Thistledown
JACK Thistledown Racino (4)	North Randall, OH	57	1,480	N/A	JACK Cleveland/Thistledown
Dallas
Horseshoe Bossier City	Bossier City, LA	28	1,240	610	Non-CPLV
Harrah’s Louisiana Downs (2)	Bossier City, LA	12	830	N/A	Non-CPLV
Margaritaville Resort Casino	Bossier City, LA	27	1,270	395	Margaritaville
Detroit
Greektown Casino Hotel	Detroit, MI	100	2,780	400	Greektown
Kansas City
Harrah’s North Kansas City	North Kansas City, MO	60	1,360	390	Non-CPLV
St. Louis
Century Cape Girardeau	Cape Girardeau, MO	42	880	N/A	Century Portfolio
Century Caruthersville	Caruthersville, MO	21	510	N/A	Century Portfolio
Pittsburgh
Mountaineer Casino Resort & Racetrack	New Cumberland, WV	76	1,520	357	Century Portfolio
Memphis
Horseshoe Tunica	Robinsonville, MS	63	1,110	510	Non-CPLV
Tunica Roadhouse (5)	Robinsonville, MS	N/A	N/A	140	Non-CPLV
Omaha
Harrah’s Council Bluffs	Council Bluffs, IA	21	570	250	Non-CPLV
Horseshoe Council Bluffs	Council Bluffs, IA	60	1,450	N/A	Non-CPLV
Nashville
Harrah’s Metropolis	Metropolis, IL	24	870	260	Non-CPLV
New Orleans
Harrah’s Gulf Coast	Biloxi, MS	31	800	500	Non-CPLV
Louisville
Caesars Southern Indiana	Elizabeth, IN	87	1,680	500	Non-CPLV
Total Casinos	28	1,750	36,840	15,552

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Golf Courses
Las Vegas
Cascata Golf Course	Boulder City, NV	N/A	N/A	N/A	N/A
Rio Secco Golf Course	Henderson, NV	N/A	N/A	N/A	N/A
New Orleans
Grand Bear Golf Course	Saucier, MS	N/A	N/A	N/A	N/A
Louisville
Chariot Run Golf Course	Laconia, IN	N/A	N/A	N/A	N/A
Total Golf Courses	4	—	—	—
Total	32	1,750	36,840	15,552

Pending Acquisitions
Philadelphia
Harrah’s Atlantic City (7)	Atlantic City, NJ	156	2,270	2,590	Non-CPLV (6)
New Orleans
Harrah’s New Orleans (7)	New Orleans, LA	125	1,630	450	Non-CPLV (6)
Laughlin
Harrah’s Laughlin (7)	Laughlin, NV	56	910	1,510	Non-CPLV (6)
Total	3	337	4,810	4,550

Put/Call Properties
Indianapolis
Indiana Grand Racing & Casino (2)(7)	Anderson, IN	84	2,070	N/A	N/A
Harrah’s Hoosier Park (2)(7)	Shelbyville, IN	54	1,070	N/A	N/A
Las Vegas
Caesars Forum Convention Center	Las Vegas, NV	N/A	N/A	N/A	N/A
Total	3	138	3,140	—

(1) On December 31, 2019 we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset for $50 million to a third party. We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition.

(2) Property has live horse racing.
(3) Owned by Harrah’s Joliet Landco LLC, a joint venture of which VICI PropCo is the 80% owner and the managing member.
(4) On January 24, 2020, we completed the previously announced transaction to acquire JACK Cleveland/Thistledown.
(5) In January of 2019, Caesars combined the gaming operations of Tunica Roadhouse and Horseshoe Tunica.
(6) The Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin properties will be added to the Non-CPLV Lease Agreement upon the closing of the Eldorado Transaction.
(7) Subject to closing of Eldorado/Caesars Merger. See Item 1 - Business - Our Relationship with Caesars - Call Right Agreements and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Recent Activities - Eldorado Transaction.

Our Lease Agreements
We derive substantially all of our revenues from rental revenue from the Lease Agreements for our properties, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance.
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of the Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction):

($ In thousands)
Lease Provision (1)	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Initial Term	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Current Annual Rent (2)	$508,534	$207,745	$89,157
Escalator commencement	Lease year two	Lease year two	Lease year two
Escalator (3)	Lease years 2-5 - 1.5% Lease years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (4)	1.2x commencing lease year 8	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (5)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent
Variable Rent percentage (5)	4%	4%	4%
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) In relation to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the current annual base rent payable for the current lease year which is the period from November 1, 2019 through October 31, 2020. In relation to the HLV Lease Agreement the amount represents current annual base rent payable for the current lease year which is the period from January 1, 2020 through December 31, 2020.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2019.
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

Penn National Lease Agreements - Overview
The following is a summary of the material lease provisions of the Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,544	$55,600
Escalation commencement	Lease year two	Lease year two
Escalation	2% of Building base rent, subject to the net revenue to rent ratio floor	2% of Building base rent, subject to the EBITDAR to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	1.85x EBITDAR commencing lease year two
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,400 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from February 1, 2020 through January 31, 2021. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from May 23, 2019 through May 31, 2020.
(2) In February 2020 the performance basis of the Margaritaville Lease Agreement was changed from a 1.9x EBITDAR to rent ratio to a 6.1x net revenue to rent ratio. In the event that the net revenue or EBITDAR to rent ratio coverage is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue or EBITDAR to rent ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent. In relation to the Greektown Lease Agreement, the EBITDAR to rent ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service.
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2019.

Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of the Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$42,750
Escalator commencement	Lease year two
Escalator (2)
Lease years 2-4 - 1.5%
Lease years 5-15 - The greater of 2% or the change in consumer price index (“CPI”) unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year

Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1)The amount represents the current annual base rent payable for the current lease year, which is the period from September 20, 2019 through September 30, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2019.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.
Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of the Century Portfolio Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,000
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in consumer price index (“CPI”)
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from December 6, 2019 through December 31, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2019.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, multiplied by the Variable rent percentage.

JACK Cleveland/Thistledown Lease Agreement - Overview
Subsequent to year end, on January 24, 2020, we completed the previously announced JACK Cleveland/Thistledown Acquisition (as defined below). The following is a summary of the material lease provisions of our lease with a subsidiary of JACK Entertainment, which commenced on January 24, 2020, the date of acquisition:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-6 - 1.5% Lease Years 7-15 - The greater of 1.5% or the change in consumer price index (“CPI”) capped at 2.5%
Net revenue to rent ratio floor	4.9x in any lease year (commencing in lease year 5) - if the coverage ratio is below the stated amount there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from January 24, 2020 through January 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, multiplied by the Variable rent percentage.

Capital Expenditure Requirements
Under our Lease Agreements our tenants are responsible for all capital expenditures at our properties. The Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation or restoration and repair or other improvements of items with respect to the leased properties. The following table summarizes the capital expenditure requirements under the Lease Agreements:
The following table summarizes the capital expenditure requirements of the respective tenants under the Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction, including the inclusion of the Harrah’s New Orleans, Harrah’s Atlantic City and Harrah’s Laughlin properties in the Non-CPLV Lease Agreement):

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022
Rolling three-year minimum (2)	$255 million	$84 million	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)
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

The following table summarizes the capital expenditure requirements of Penn National, Hard Rock, Century Casinos and JACK Entertainment under each of the respective Lease Agreements:

Provision	Penn National Lease Agreements	Hard Rock Cincinnati Lease Agreement	Century Portfolio Lease Agreement	JACK Cleveland/Thistledown Lease Agreement
Yearly minimum expenditure	1% of net revenues based on rolling four-year basis	1% of net revenues	1% of net gaming revenues (1)	Initial minimum of $30 million (2) Thereafter - 1% of net revenues on a rolling three-year basis
____________________
(1) Minimum of 1% of net gaming revenue on a rolling three-year basis for each individual facility and 1% of net gaming revenues per fiscal year for the facilities collectively.
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022.
Our Relationship with Caesars
Caesars is a leading owner and operator of gaming, entertainment and leisure properties. Caesars maintains a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, travel and entertainment consumers. As of December 31, 2019, Caesars operates 53 properties, consisting of 23 owned and operated properties, eight properties that it manages on behalf of third parties and 20 properties that it leases from us.
We are independent from Caesars. However, we believe we have a mutually beneficial relationship with Caesars. Our long-term triple-net Lease Agreements with subsidiaries of Caesars provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing assets and allocating capital diligently, maintaining a highly productive tenant base, capitalizing on strategic development and redevelopment opportunities, and optimizing our capital structure to support opportunistic growth.
To govern the ongoing relationship between us and Caesars and our respective subsidiaries, we entered into various agreements with Caesars and/or its subsidiaries as described herein. The summaries presented herein are not complete and are qualified in their entirety by reference to the full text of the applicable agreements, which are included as exhibits to this Annual Report on Form 10-K.
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
Second Amended and Restated Right of First Refusal Agreement
We entered into a second amended and restated right of first refusal agreement with Caesars (the “Second Amended and Restated Right of First Refusal Agreement”), which contains a right of first refusal in our favor, pursuant to which we have the right to own (and cause to be leased to, and managed by, Caesars (or its affiliate or affiliates)) any domestic gaming facility located outside of Greater Las Vegas, proposed to be acquired or developed by Caesars that is not (i) then subject to a pre-existing lease, management agreement or other contractual restriction that was not entered into in contemplation of such acquisition or development and which (x) was entered into on arms’-length terms and (y) would not be terminated upon or prior to such transaction, (ii) a transaction for which the opco/propco structure would be prohibited by applicable laws, or which would require governmental consent or approval (unless already received), (iii) any transaction that does not consist of owning or acquiring a fee or leasehold interest in real property, (iv) a transaction in which Caesars will not own at least 50% of, or control, the entity that will own the gaming facility, (v) a transaction in which one or more third parties will own or acquire, in the aggregate, a beneficial economic interest of at least 30% in the applicable gaming facility, and such third parties are unable, or make a bona fide, good faith refusal, to enter into the opco/

propco structure, (vi) a transaction in which Caesars or its subsidiaries proposes to acquire a then-existing gaming facility from Caesars or its subsidiaries, and (vii) a transaction with respect to any asset remaining in CEOC after the formation transactions. The Second Amended and Restated Right of First Refusal further provides us, subject to certain exclusions, the right to acquire (and lease to Caesars) (x) any of the properties that Caesars has acquired from Centaur Holdings, LLC, should Caesars determine to sell any such properties in a sale-leaseback transaction, (y) certain income-producing improvements if built by Caesars in lieu of the Caesars Forum Convention Center on the Eastside Property, subject to certain exclusions and (z) a portion of the undeveloped land adjacent to the Las Vegas Strip, if acquired from us and developed by Caesars in accordance with certain procedures set forth in the Non-CPLV Lease Agreement. If, among other things, we decline to exercise our right of first refusal, the Non-CPLV Lease Agreement and Joliet Lease Agreement establish a variable rent floor to any facility outside of Greater Las Vegas and located within a 30-mile radius of any facility as to which we declined our right of first refusal. If we exercise such right, we and Caesars will structure such transaction in a manner that allows the subject property to be owned by us and leased to Caesars. In such event, Caesars (or its designee) will enter into a lease with respect to the subject property whereby (i) rent thereunder will be established based on formulas consistent with the EBITDAR coverage ratio (determined based on the prior 12-month period) with respect to the Lease Agreement then in effect and (ii) such other terms as are agreed by the parties.
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
The rights of first refusal will not apply if (A) the Management and Lease Support Agreements have been terminated or have expired by their terms or with our consent, (B) Caesars is no longer managing the facilities, or (C) a change of control occurs with respect to either Caesars or us. Accordingly, the Second Amended and Restated Right of First Refusal Agreement will terminate in accordance with its terms upon the consummation of the Eldorado/Caesars Merger.
Upon closing of the Eldorado/Caesars Merger, the Second Amended and Restated Right of First Refusal Agreement will be terminated and we will enter into the Las Vegas ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction-Las Vegas Strip Assets ROFR”) and the Horseshoe Baltimore ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction- Horseshoe Baltimore ROFR”).
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
If the exercise of the call right is not permissible due to a reason other than because of a debt limitation and the owner has not made an alternative proposal that is at least as economically beneficial to us as the exercise of the call right, then the parties must use commercially reasonable efforts to resolve the issue in accordance with the agreement. If the applicable issue making the transaction impermissible is not resolved by the foregoing described deadline, the owner must use commercially reasonable efforts to sell the property to an alternative purchaser for the fair market value of the property, and, upon the closing of any such alternative transaction we would be entitled to any portion of the purchase price that exceeds the amount that would otherwise be determined in accordance with the applicable agreement.
If the exercise of the call right is permissible, the parties will use good faith, commercially reasonable efforts, for a period of ninety days following the delivery of the election notice to negotiate and enter into a sale agreement and conveyance and ancillary documents with respect to the applicable property together with a leaseback agreement.
As described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction-Acquisition of the MTA Properties” we have entered into agreements to acquire all of the land and real estate assets associated with Harrah’s Atlantic City, Harrah’s New Orleans and Harrah’s Laughlin, and the existing call right agreements will terminate, upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property.
Caesars Forum Put/Call Agreement
Claudine Propco LLC (“HLV Owner”), our wholly owned subsidiary, and certain subsidiaries of Caesars entered into a put/call agreement (the “Caesars Forum Put/Call Agreement”) which provides for (i) a put right in favor of Caesars, which would result in the sale by Caesars to HLV Owner and simultaneous leaseback by HLV Owner to Caesars of a convention center (the “Caesars Forum Convention Center”) that Caesars is currently constructing on the Eastside Property (the “Put Right”), (ii) if Caesars exercises the Put Right and, among other things, the sale of the Caesars Forum Convention Center to HLV Owner does not close for certain reasons more particularly described in the agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale by HLV Owner to Caesars of Harrah’s Las Vegas (the “Repurchase Right”) and (iii) a call right in favor of HLV Owner, which, if exercised, would result in the sale by Caesars to HLV Owner and simultaneous leaseback by HLV Owner to Caesars of the Caesars Forum Convention Center (the “Call Right”). The Put Right may be exercised by Caesars between January 1, 2024 and December 31, 2024. The Repurchase Right may be exercised by Caesars during a one-year period commencing on the date upon which the closing under the Put Right transaction does not occur and ending on the day immediately preceding the first anniversary thereof. The purchase price for Harrah’s Las Vegas would be an amount equal to 13 times the rent due under the HLV Lease Agreement for the most recently ended four consecutive fiscal quarter period for which financial statements are available as of the date of Caesars’ election to execute the Repurchase Right. The Call Right may be exercised by HLV Owner between January 1, 2027 and December 31, 2027. The purchase price for the Caesars Forum Convention Center is equal to 13 times the rent due in connection with the leaseback thereof, which will be determined pursuant to the formulas set forth in the Caesars Forum Put/Call Agreement. The Caesars Forum Put/Call Agreement survives the closing of the Eldorado/Caesars Merger.
Golf Course Use Agreement
Pursuant to a golf course use agreement (as amended, the “Golf Course Use Agreement”), VICI Golf granted to CEOC and CES (collectively, the “users”) certain priority rights and privileges with respect to access and use of the following golf course properties: Rio Secco (Henderson, Nevada), Cascata (Boulder City, Nevada), Chariot Run (Laconia, Indiana) and Grand Bear (Saucier, Mississippi). Pursuant to the Golf Course Use Agreement, the users are granted specific rights and privileges to the golf courses, including (i) preferred access to tee times for guests of users’ casinos and/or hotels located within the same markets as the golf courses, (ii) preferred rates for guests of users’ casinos and/or hotels located within the same markets as the golf courses, and (iii) availability for golf tournaments and events at preferred rates and discounts. Payments under the Golf Course Use Agreement are currently comprised of an approximately $10.3 million annual membership fee, $3.1 million of use fees and $1.2 million of minimum rounds fees subject to certain adjustments. The Golf Course Use Agreement survives the closing of the Eldorado/Caesars Merger.
Tax Matters Agreement
We have entered into a tax matters agreement (the “Tax Matters Agreement”), which addresses matters relating to the payment of taxes and entitlement to tax refunds by Caesars, CEOC, the Operating Partnership and us, and allocates certain liabilities, including providing for certain covenants and indemnities, relating to the payment of such taxes, receipt of such refunds, and preparation of tax returns relating thereto. In general, the Tax Matters Agreement provides for the preparation and filing by Caesars of tax returns relating to CEOC and for the preparation and filing by us of tax returns relating to us and our operations. Under the Tax Matters Agreement, Caesars has agreed to indemnify us for any taxes allocated to CEOC that we are required to pay pursuant to our tax returns and we have agreed to indemnify Caesars for any taxes allocated to us that Caesars or CEOC is required to pay pursuant to a Caesars or CEOC tax return.
Under the Tax Matters Agreement, Caesars has agreed to indemnify us for taxes attributable to acts or omissions taken by Caesars and we have agreed to indemnify Caesars for taxes attributable to our acts or omissions, in each case that cause a failure of the transactions entered into as part of the Plan of Reorganization to qualify as tax-free under the code. The Tax Matters Agreement survives the closing of the Eldorado/Caesars Merger.
Eldorado Transaction
On June 24, 2019, Eldorado entered into a definitive agreement and plan of merger (the “Eldorado/Caesars Merger Agreement”) by and among Eldorado, Colt Merger Sub, Inc. (“Merger Sub”) and Caesars, pursuant to which Merger Sub will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado. Upon closing of the Eldorado/Caesars Merger, Eldorado will be renamed Caesars.
On the same day, in connection with the announcement of the Eldorado/Caesars Merger, we entered into a Master Transaction Agreement with Eldorado relating to the MTA Properties Acquisitions (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction-Acquisition of the MTA Properties”) and modifications to our Caesars Lease Agreements, and the entry into the Las Vegas ROFR, the Horseshoe Baltimore ROFR and the Centaur Properties Put/Call Agreement. Additionally, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, upon the consummation of the Eldorado Transaction, Eldorado will execute new guaranties (collectively, the “Eldorado Guaranties”) of the Formation Lease Agreements and the existing guaranties by Caesars of the Formation Lease Agreements, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of Eldorado following the closing of the Eldorado/Caesars Merger). The Eldorado Transaction and the Eldorado/Caesars Merger both continue to be subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020, and we expect the Eldorado Transaction to close concurrently. However, we can provide no assurances that the Eldorado/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all.
Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the Eldorado Transaction.
Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity and hedge fund investors, sovereign funds, lenders and other investors. In addition, revenues from our properties are dependent on the ability of our tenants and operators, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment to compete with other gaming operators. The operators of our properties compete on a local and regional basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the United States.
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
Employees
Approximately 140 employees were employed by us at December 31, 2019. Of these employees, 16 are employed at our Operating Partnership and approximately 124 are employed at our TRS, VICI Golf, or their respective subsidiaries.

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
Gaming laws and regulations impact our business in two respects: (1) our ownership of land and buildings in which gaming activities are operated by our tenants; and (2) the operations of our tenants as operators in the gaming industry. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require us and our affiliates to apply for and maintain a license as a key business entity or supplier because of our status as landlord.
Our businesses and the business of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment are also subject to various Federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
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
Sustainability
We continue to focus on developing our efforts relative to implementing and reporting on environmental sustainability efforts at our properties. We have implemented tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties and to gather environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio. Our existing leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including over the implementation of environmental sustainability initiatives consistent with their business strategies and our revenue objectives, and do not permit us to require the collection or reporting of environmental sustainability data. Although not contractually required, in 2019, certain of our tenants reported to us on LEED certification, water and energy use, emissions and waste diversion. In addition, we have implemented recording and reporting protocols at our owned and operated golf courses in order to monitor our environmental impact at those properties and commence our process towards setting long-term sustainability targets. In 2019, we relocated our corporate headquarters to a LEED Gold certified building with an Energy Star label. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars Palace, Harrah’s, Horseshoe, Bally’s, Greektown, JACK, Hard Rock, Century and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by Caesars Penn National, Hard Rock, Century Casinos and JACK Entertainment, we are reliant on Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a new brand.

Investment Policies
Investment in Real Estate or Interests in Real Estate
Our investment objectives are to increase cash flow from operations, achieve sustainable long-term growth and maximize stockholder value to allow for stable dividends and stock appreciation. We have not established a specific policy regarding the relative priority of these investment objectives.
Our business is focused primarily on gaming and leisure sector properties and activities directly related thereto. We own 28 market-leading properties and own and operate four golf courses. We believe there are potential opportunities to acquire additional gaming, hospitality and entertainment assets. Our future investment activities will not be limited to any geographic area or to a specific percentage of our assets. We intend to engage in such future investment activities in a manner that is consistent with our qualification as a REIT for U.S. Federal income tax purposes. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including our Operating Partnership. We may also pursue opportunities to provide mortgage financing of preferred equity investments for investment in certain situations where this structure is more advantageous than owning the underlying real estate.
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
Investments in Real Estate Debt
Although we do not presently intend to invest in mortgages or other forms of real estate-related debt, other than in a manner that is ancillary to an equity investment, we may elect, in our discretion, to invest in real estate debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments; provided, in each case, that such investment is consistent with our qualification as a REIT. Investments in real estate-related debt run the risk that a borrower may default under certain provisions governing the debt investment and that the collateral securing the investment may not be sufficient to enable us to recover our full investment.
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
Investments in Short-term Commercial Paper and Discount Notes
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises, including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days.
Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be, subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors. If these limits are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements that could adversely affect our financial condition, liquidity and results of operations and our ability to make distributions to our stockholders. To the extent that our board of directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under our Revolving Credit Facility, issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. Federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.
Corporate Information
We were initially organized as a limited liability company in the State of Delaware on July 5, 2016 as a wholly owned subsidiary of CEOC. On May 5, 2017, we subsequently converted to a corporation under the laws of the State of Maryland and issued shares of common stock to CEOC as part of our formation transactions, which shares were subsequently transferred by CEOC to its creditors as part of the Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc. et. al. (the “Plan of Reorganization”) confirmed by the United States Bankruptcy Court for the Northern District of Illinois (Chicago) on January 17, 2017.
Our principal executive offices are located at 535 Madison Ave., 20th Floor, New York, New York 10022 and our main telephone number at that location is (646) 949-4631. Our website address is www.viciproperties.com. None of the information on, or accessible through, our website or any other website identified herein is incorporated in, or constitutes a part of, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:

•
our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment (and, following the completion of the Eldorado Transaction, subsidiaries of the combined Eldorado/Caesars) as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries (and, following the completion of the Eldorado Transaction, subsidiaries of the combined Eldorado/Caesars) as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us;

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

•
Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) historical results may not be a reliable indicator of their future results;

•	our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness;

•	limits on our operational and financial flexibility imposed by our debt agreements;

•	our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows;

•
the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending acquisitions in connection with the Eldorado Transaction, or other delays or impediments to completing these acquisitions;

•	our ability to obtain the financing necessary to complete our pending acquisitions in connection with the Eldorado Transaction on the terms we currently expect or at all;

•	the possibility that our pending acquisitions in connection with the Eldorado Transaction may not be completed or that completion may be unduly delayed;

•
the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of properties acquired (or other benefits we expect to receive) in the Eldorado Transaction or any of our other pending or recently completed acquisitions;

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

•
the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events;

•
the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

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

•
competition for acquisition opportunities, including from other REITs, investment companies, gaming companies. private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and

•
additional factors discussed herein under “Risk Factors” and listed from time to time in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.

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
Risks Related to Our Business and Operations
We are and will be significantly dependent on Caesars (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) and their respective subsidiaries unless or until we substantially diversify our portfolio and an event that has a material adverse effect on any of its businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Substantially all of our revenue is from the Caesars Lease Agreements. Because these leases are triple-net leases, we depend on the tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend, and hold us harmless from and against various claims, litigation, and liabilities arising in connection with their businesses. See Item 1 - “Business.” There can be no assurance that the tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations under the Caesars Lease Agreements.
Caesars relies on the properties it owns and/or operate for income to satisfy its obligations, including its debt service requirements and lease payments due to us under the Caesars Lease Agreements or to others under other lease agreements. If income from these properties were to decline for any reason, or if the debt service requirements of our tenants were to increase for any reason or if their creditworthiness were to become impaired for other reasons, Caesars (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) may become unable or unwilling to satisfy its payment and other obligations under the Caesars Lease Agreements. The inability or unwillingness of Caesars (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) to meet their respective subsidiaries’ payment and other obligations under the Caesars Lease Agreements, in each case, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
The gaming and entertainment industry is highly competitive and our tenants’ failure to continue to compete successfully could adversely affect their businesses, financial conditions, results of operations, and cash flows. In particular, our tenants’ businesses may be adversely impacted by the reinvestment and expansion by competitors in existing jurisdictions, and expansion of gaming into new jurisdictions in which gaming was not previously permitted, which would result in increased competition in these jurisdictions. Additionally, the casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact the business, financial condition, and results of operations of our tenants.
In addition, following the completion of the Eldorado Transaction, the combined Eldorado/Caesars will be our largest tenant. Eldorado has publicly disclosed that it expects to achieve approximately $500.0 million of synergies, over time, following completion of the Eldorado/Caesars Merger. The combined Eldorado/Caesars may be unable to achieve these synergies during the time period that it expects to do so, or at all, and a failure to achieve these synergies may adversely affect the combined Eldorado/Caesars, including its creditworthiness, and impair its ability to meet its obligations to us. Moreover, given the combined Eldorado/Caesar’s expected significance to our business, a failure on the part of the combined Eldorado/Caesars to realize expected synergies and any related improvement to its creditworthiness, or any deterioration of its creditworthiness, could materially and adversely affect us, even in the absence of a default under our agreements with the combined Eldorado/Caesars.
Due to our dependence on rental payments from subsidiaries of Caesars (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) as our primary source of revenue, we may be limited in our ability to enforce our rights under the leases or to terminate the applicable lease with respect to any particular property. Failure by the tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another tenant for such property, to the extent possible, and there could be a decrease or cessation of rental payments by the tenants. In such event, we may be unable to locate a suitable, credit-worthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us.
Because a concentrated portion of our revenues are generated from the Strip, we are subject to greater risks than a company that is more geographically diversified.
Our properties on the Las Vegas Strip generated approximately 33% of our lease revenue for the year ended December 31, 2019. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of our tenants. We cannot control the number or frequency of flights to or from Las Vegas, but the tenants rely on air traffic for a significant portion of their visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the importance of our two properties on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.
Caesars and its subsidiaries are (and after the completion of the Eldorado Transaction, the combined Eldorado/Caesars and its subsidiaries will be) party to certain leasing and financial commitments with us, which may have a negative impact on Caesars’ business and operating condition.
Caesars and/or its subsidiaries entered into certain leasing and financial commitments, evidenced by agreements, with us. See Item 1 “Business-Our Relationship with Caesars” for additional information regarding such agreements.
Caesars is obligated to pay us in the aggregate approximately $4.2 billion in fixed annual rents and golf course membership fees over the next five years of the respective Caesars Lease Agreements, subject to certain escalators and adjustments. If Caesars’ (or, after the completion of the Eldorado Transaction, Eldorado’s) businesses and properties fail to generate sufficient earnings, the applicable tenants, Caesars and/or CRC (before the completion of the Eldorado Transaction) and Eldorado (after the completion of the completion of the Eldorado Transaction) may be unable to satisfy their respective obligations under the Lease Agreements or the related guarantees, respectively. Additionally, these obligations may limit their ability to make investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and ability to satisfy their obligations to us.
Subsidiaries of Caesars are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements which could adversely affect Caesars’, ability to fund its operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes and its ability to satisfy its payment obligations to us under the Lease Agreements and the related guarantees.
Subsidiaries of Caesars (and, after the completion of the completion of the Eldorado Transaction, subsidiaries of Eldorado) are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements. See Item 1 “Business-Our Lease Agreement-Caesars Lease Agreements-Overview” and Item 1 “Business-Our Relationship with Caesars.” As a result of this commitment, Caesars’ ability to fund its operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, which could adversely affect the ability of the applicable tenants to satisfy their obligations to us under the Caesars Lease Agreements and the ability of Caesars and/or CRC (before the completion of the Eldorado Transaction) and Eldorado (after the completion of the Eldorado Transaction) to satisfy their respective obligations to us under the related guarantees.
In addition, during the initial seven years of the Caesars Lease Agreements, the annual rent escalations under the Caesars Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Caesars Lease Agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Caesars Lease Agreements will comprise a higher percentage of the cash flows generated by the subsidiaries of Caesars (and, after the completion of the Eldorado Transaction, Eldorado), which could make it more difficult for the applicable subsidiaries to make their payment obligations to us under the Caesars Lease Agreements and ultimately could adversely affect the applicable guarantor’s ability to satisfy their respective obligations to us under the related guarantees.

Caesars’ indebtedness (and, after the completion of the Eldorado Transaction, Eldorado’s indebtedness) and the fact that a significant portion of its cash flow is used to make interest payments could adversely affect its ability to satisfy its obligations under the Caesars Lease Agreements.
As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, Caesars’ consolidated estimated debt service (including principal and interest) for 2020 will be approximately $504.0 million and $10.2 billion thereafter to maturity. As a result, a significant portion of Caesars’ liquidity needs, and, after the completion of the Eldorado Transaction, Eldorado’s liquidity needs, are for debt service, including significant interest payments. Such substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could limit the ability of the applicable tenants to satisfy their obligations to us under the Lease Agreements and the ability of Caesars and/or CRC (before the completion of the Eldorado Transaction) and Eldorado (after the completion of the completion of the Eldorado Transaction) to satisfy their respective obligations under the related guarantees.
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
We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
The ownership, operation, and management of gaming and racing facilities are subject to extensive regulation. These gaming and racing regulations impact our gaming and racing tenants and persons associated with our gaming and racing facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities in the jurisdictions in which we hold properties may require us and/or our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our stockholders, officers and directors may be required to be found suitable as well. Regulatory authorities also have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the gaming or other licenses of our tenants, impose substantial fines or take other actions, any one of which could adversely impact the business, financial condition and results of operations of our tenants. In addition, in many jurisdictions, licenses are granted for limited durations and require renewal from time to time.
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
Additionally, because we and our tenants are subject to regulation in numerous jurisdictions, and because regulatory agencies within each jurisdiction review compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. The loss of gaming licenses could result in an event of default under our certain of our indebtedness, and cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements.
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
The Lease Agreements each have an initial lease term of 15 years with the potential to extend the term for up to four additional five-year terms thereafter, provided that for certain facilities the aggregate lease term, including renewals, is cutback to the extent it would otherwise exceed 80% of the remaining useful life of the applicable leased property, solely at the option of the tenants. Upon completion of the Eldorado Transaction, the initial lease term under each of the Caesars Lease Agreements shall be extended such that the expiration of such initial lease term shall occur 15 years following the completion of the Eldorado Transaction. At the expiration of the initial lease term or of any additional renewal term thereafter, a tenant may choose not to renew the Lease Agreements. If the Lease Agreements expire without renewal and we are not able to find suitable, credit-worthy tenants to replace a tenant on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. Given the coterminous nature of the Formation Lease Agreements (and, after completion of the Eldorado Transaction, the Caesars Lease Agreements), this risk would be exacerbated if Caesars (or, after completion of the Eldorado Transaction, Eldorado) determined not to renew or was prohibited from renewing due to the remaining useful life of the leased property, all such lease agreements at any one time.
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
We may fail to complete the Eldorado Transaction or may not complete it on the contemplated terms.
The completion of the Eldorado Transaction is subject to certain customary regulatory and other closing conditions, many of which are beyond our control, including the closing of the Eldorado/Caesars Merger to which we are not a party, which make the completion and timing thereof uncertain; there can be no assurance that such conditions will be satisfied on the anticipated schedule, or at all. Completion of certain of the transactions contemplated by the Master Transaction Agreement, such as the put/call agreement relating to the Centaur Properties, the Horseshoe Baltimore ROFR, the Las Vegas ROFR and certain lease modifications, are subject to the negotiation of definitive documentation and, while the principal terms of these transactions are specified in the Master Transaction Agreement, there can be no assurance that we will be successful in negotiating definitive documentation.
If one or more of the transactions contemplated by the Eldorado Transaction is not completed on the anticipated schedule, on the contemplated terms or at all, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

•
we have incurred and expect to continue to incur significant transaction expenses relating to the Eldorado Transaction, such as legal, accounting and financial advisory fees, whether or not the Eldorado Transaction is completed;

•	time and resources committed by our management to matters relating to the Eldorado Transaction could otherwise have been devoted to pursuing other opportunities;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Eldorado Transaction will be completed;

•	if we physically settle the Forward Sale Agreements prior to identifying a suitable alternative use of the proceeds thereof, our stockholders may experience significant dilution; and

•
we would not realize the potential benefits, including the increased rental revenue, that we expect to realize from consummating these transactions, and our earnings, FFO and AFFO per share could be materially and adversely affected.

We cannot provide any assurance that each of the transactions contemplated by the Eldorado Transaction will be completed or that there will not be a delay in the completion of any or all of these transactions. If the Eldorado Transaction is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.

Even if the Eldorado Transaction is completed, we may not achieve the intended benefits, and the Eldorado Transaction may disrupt our current plans or operations.
If the Eldorado Transaction is completed, there can be no assurance that we will be able to realize the intended benefits of such transaction. If the Eldorado/Caesars Merger is consummated, we may be obligated to complete the Eldorado Transaction even if, during the pendency of the Eldorado/Caesars Merger, the finances and operations of Eldorado are materially and adversely impacted. Moreover, the limited contractual protections under our agreements with Eldorado will not include (a) restrictions on certain asset sales by Caesars, (b) a right to automatically obtain liens on certain Caesars property under certain circumstances if Caesars refinances certain debt, (c) a right to obtain the benefit of certain covenants if made by Caesars if Caesars refinances certain debt with debt provided by affiliates or insiders of Caesars or (d) provisions designed to ensure that the guaranty and the associated leases will continue to remain in place if any lease is terminated, without our express written consent, all of which we are currently entitled to under our existing agreements with Caesars.
If the Eldorado Transaction is consummated and we do not receive the amount of net proceeds from the settlement of the Forward Sale Agreements that we expect, we may incur a substantially greater amount of debt either through additional long-term debt financing, under the Bridge Facilities or under our Revolving Credit Facility. This additional debt could materially and adversely affect us, including by increasing our interest expense, restricting our ability to engage in additional transactions or incur additional indebtedness, or result in a downgrade or other adverse action with respect to our credit rating.
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
The completion of the Eldorado Transaction is subject to the receipt of consents and approvals, which cannot be assured or which may impose conditions that could have a material adverse effect on us.
Completion of the Eldorado Transaction is conditioned upon the receipt of certain consents and approvals, including, without limitation, gaming regulatory approvals. Although we have agreed to use our reasonable best efforts to obtain such consents and approvals, there can be no assurance that these consents or approvals will be obtained and that the other conditions to completing these transactions will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of these transactions or require changes to the terms of the transaction documents. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of one or more of these transactions or of imposing additional costs or limitations on us following completion of the Eldorado Transaction, any of which might have a material adverse effect on us following completion of the Eldorado Transaction.
We are subject to provisions under the respective transaction documents that, in specified circumstances, could require us to pay significant termination fees or liquidated damages to the sellers in the MTA Properties Acquisitions.
The transaction documents for the Eldorado Transaction provide that, in specified circumstances, we could be required to pay significant termination fees or liquidated damages to the sellers. If the Eldorado Transaction is terminated under certain circumstances, we could become liable to Eldorado for a termination fee of up to $75.0 million. If we become obligated to pay a termination fee or liquidated damages, the payment could have a material adverse effect on us.
If Eldorado declares bankruptcy and such action results in a lease being re-characterized as a disguised financing transaction in its bankruptcy proceeding, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
If Eldorado declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes the CPLV Additional Rent Acquisition or the HLV Additional Rent Acquisition (as defined below) as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition could either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other Eldorado affiliates and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from collecting such additional rent that we paid for in the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars, Horseshoe, Harrah’s, Bally’s, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as we may not enjoy comparable recognition or status under a new brand. A transition of management away from a Caesars (or after the completion of the Eldorado Transaction, Eldorado), Penn National, Hard Rock, Century Casinos, or JACK Entertainment entity could also have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We have a substantial amount of indebtedness, and may incur additional indebtedness in the future. Our substantial indebtedness exposes us to the risk of default under our debt obligations, limits our operating flexibility, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a substantial portion of our cash to service our debt obligations.
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2019, we had approximately $4.8 billion in long-term indebtedness, consisting of:

•	$2.1 billion of total indebtedness outstanding under our Term Loan B Facility;

•	$498.5 million of outstanding Second Lien Notes;

•	$1.3 billion of outstanding 2026 Notes; and

•	$1.0 billion of outstanding 2029 Notes.
In addition, giving effect to the completion of our February 2020 Notes Offering (which consisted of the issuance of $750.0 million of 2025 Notes, $750.0 million of 2027 Notes and $1.0 billion of 2030 Notes) and the redemption and repayment of the Second Lien Notes with a portion of the proceeds thereof, as of February 20, 2020, we had approximately $6.9 billion principal amount of indebtedness outstanding.
As of December 31, 2019, we also have $1.0 billion of available capacity to borrow under our Revolving Credit Facility.
Our Term Loan B and Revolving Credit Facility are collateralized by substantially all of our properties. Payments of principal and interest under this indebtedness, or any other instruments governing debt we may incur in the future, may leave us with insufficient cash resources to pursue our business and growth strategies or to pay the distributions currently contemplated or necessary to qualify or maintain qualification as a REIT. Our substantial outstanding indebtedness or future indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	our vulnerability to adverse economic, industry or competitive developments may be increased;

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

If any one of these events were to occur, our financial condition, results of operations, cash flows, the market price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be materially and adversely affected. In addition, the foreclosure on our properties could create REIT taxable income without accompanying cash proceeds, which could result in entity level taxes to us or could adversely affect our ability to meet the distribution requirements necessary to qualify or maintain qualification as a REIT.
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
Because of the limitations on the amount of cash available to us after satisfying our debt service obligations and our distribution obligations to maintain our status as a REIT and avoid or otherwise minimize current entity-level U.S. Federal income taxes, our ability to pursue our business and growth strategies may be limited.
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
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates and pay certain dividends and other restricted payments. In addition, we are required to comply with certain financial maintenance covenants. These restrictions could seriously harm our business by, among other things, limiting our operational flexibility. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure any debt that is secured by such assets, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
We use derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2019, we had in place six interest rate swap agreements with third party financial institutions having an aggregate notional amount of $2.0 billion. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
Our indebtedness under the Term Loan B Facility and Revolving Credit Facility bears interest at variable interest rates that use LIBOR as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or requiring banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021 and, as such, LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR ceases to exist, we cannot predict what such successor rate would be utilized and the impact of such rate on us and we may determine that we need to negotiate an amendment to our Term Loan B Facility and Revolving Credit Facility with our lenders. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness and our available cash flow may be adversely affected.
We may not be able to purchase the properties subject to the Call Right Agreements, the Second Amended and Restated Right of First Refusal Agreement or the Caesars Forum Put/Call Agreement if we are unable to obtain additional financing. In addition, we may be forced to dispose of Harrah’s Las Vegas to Caesars, possibly on disadvantageous terms.
The Call Right Agreements provide for our right for up to five years after the Formation Date to enter into binding agreements to purchase the real property interest and all improvements associated with the Option Properties from Caesars. The Caesars Forum Put/Call Agreement that we entered into with Caesars, among other things, provides us with the opportunity or the obligation to acquire the Caesars Forum Convention Center and lease it back to Caesars. The Second Amended and Restated Right of First Refusal Agreement provides us the right, subject to certain exclusions, to (i) acquire (and lease to Caesars) any domestic gaming facilities located outside of the Gaming Enterprise District of Clark County, Nevada, proposed to be acquired or developed by Caesars, and (ii) acquire (and lease to Caesars) any of the properties that Caesars has recently acquired from Centaur Holdings, LLC, in each case, should Caesars determine to sell any such properties. In order to exercise these rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties. Even if financing with acceptable terms is available to us, there can be no assurance that we will exercise any of these rights. As described in Item 7 below under “Management’s Discussion and Analysis-Eldorado Transaction-Acquisition of the MTA Properties” we have entered into agreements to acquire all of the land and real estate assets associated with the Option Properties, and each of the Call Right Agreements will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property in accordance with the terms of the Master Transaction Agreement. The Second Amended and Restated Right of First Refusal Agreement will terminate upon the closing of the Eldorado/Caesars Merger and we will enter into the Las Vegas ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction-Las Vegas Strip Assets ROFR”) and the Horseshoe Baltimore ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction- Horseshoe Baltimore ROFR”).
The Caesars Forum Put/Call Agreement, among other things, grants Caesars the right to sell to (and simultaneously lease back from) us the Caesars Forum Convention Center. If Caesars exercises the right to sell to (and lease from) us the Caesars Forum Convention Center and the transactions do not close for reasons other than a default by Caesars or a failure to obtain any required regulatory approvals, Caesars will have the right to acquire Harrah’s Las Vegas from us, all on and subject to the terms and conditions set forth in the Caesars Forum Put/Call Agreement. The Caesars Forum Put/Call Agreement survives the closing of the Eldorado/Caesars Merger. In addition, the HLV Lease Agreement grants Caesars the right to purchase Harrah’s Las Vegas from us if we engage in certain transactions with entities deemed to be competitors of Caesars or if the landlord under the lease otherwise becomes a competitor of Caesars. The disposition of Harrah’s Las Vegas to Caesars pursuant to the Caesars Forum Put/Call

Agreement or the HLV Lease Agreement may be at disadvantageous terms and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
If the Eldorado Transaction is completed, we may not be able to purchase the properties subject to the Centaur Properties Put/Call Agreement, Las Vegas ROFR or the Horseshoe Baltimore ROFR if we are unable to obtain additional financing or financing on acceptable terms.
At the closing of the Eldorado Transaction, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with Eldorado, whereby (i) we will have the right to acquire all of the land and real estate assets associated with two gaming facilities in Indiana currently owned by Caesars - Harrah’s Hoosier Park and Indiana Grand (together the “Centaur Properties”) at a price equal to 13.0x the initial annual rent of each facility, and to simultaneously lease back each such property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Eldorado will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. We will also enter into the Las Vegas ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction-Las Vegas Strip Assets ROFR”) and the Horseshoe Baltimore ROFR (as defined and described below in Item 7 under “Management’s Discussion and Analysis-Eldorado Transaction- Horseshoe Baltimore ROFR”) with respect to certain Las Vegas Strip assets and the Horseshoe Baltimore gaming facility, respectively. Eldorado will make an independent financial decision regarding whether to trigger the rights and obligations under the various agreements, as applicable, and we will make an independent financial decision whether to purchase the properties.  In addition, in order to exercise these rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties. Even if financing with acceptable terms is available to us, there can be no assurance that we will exercise any of these rights.
The bankruptcy or insolvency of any tenant or guarantor could result in the termination of the Lease Agreements and the related guarantees and material losses to us.
We are subject to the credit risk of our tenants. We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the gaming industry may affect our tenants’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants to be unable to meet their financial obligations, including making rental payments to us, which may result in their bankruptcy or insolvency. In the event of a bankruptcy of Caesars, CRC, (or, after the completion of the Eldorado Transaction, Eldorado) Penn National, Hard Rock, Century Casinos or JACK Entertainment, any claim for damages under the applicable guarantee may not be paid in full. Furthermore, although the tenants’ performance and payments under the Caesars Lease Agreements are guaranteed by Caesars or CRC (or, after the completion of the Eldorado Transaction, Eldorado), as the case may be, a default by the applicable tenant under the Caesars Lease Agreements, or by the applicable guarantor with regard to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the Caesars Lease Agreements. In event of a bankruptcy, there can be no assurances that the tenants or the applicable guarantor would assume the Caesars Lease Agreements or the related guarantees, and if the Caesars Lease Agreements or guarantees were rejected, the tenant or the guarantors, as applicable, may not have sufficient funds to pay the damages that would be owed to us a result of the rejection and we might not be able to find a replacement tenant on the same or better terms. For these and other reasons, the bankruptcy of one or more tenants, Caesars, CRC (or, after the completion of the Eldorado Transaction, Eldorado), Penn National, Hard Rock, Century Casinos or JACK Entertainment would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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

We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources, access to capital and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.
Investments in and acquisitions of gaming properties and other experiential properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or the operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.
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
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject to the terms of the Lease Agreements. These sales or divestitures would affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with financial covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions at the time and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts.
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
In addition, the Non-CPLV Lease Agreement allows the tenant to remove a property from the Non-CPLV Lease Agreement and each of our Lease Agreements (excluding the Non-CPLV Lease Agreement) may be terminated by the applicable tenant if: (i) a casualty event occurs (a) in the case of the Non-CPLV Lease Agreement, the CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, during the final two years of the term and (b) in the case of the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and the JACK Cleveland/Thistledown Lease Agreement, the final year of the term, and (ii) the cost to rebuild or restore the applicable property in connection with a casualty event exceeds 25% (or, in the case of the Century Portfolio Lease Agreement, 50%) of such property’s total property fair market value. Similarly, if a condemnation event occurs that renders a facility unsuitable for its primary intended use, the applicable tenants may remove the property from the Non-CPLV Lease Agreement and may terminate the CPLV Lease Agreement, the Joliet Lease Agreement, the HLV Lease Agreement, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement or the JACK Cleveland/Thistledown Lease Agreement, as the case may be. The Penn National Lease Agreements allows the tenants to terminate their respective leases during the final year of the lease term if 50% or more of the square feet of the improvements are destroyed by a casualty event such that the improvements are rendered substantially untenantable. If a condemnation event occurs that renders Margaritaville or Greektown reasonably uneconomical for the operation of the improvements thereon on a commercially practicable basis for their permitted use as rentable facilities capable of producing a fair and reasonable net income therefrom, the tenant may terminate the Margaritaville Lease Agreement or the Greektown Lease Agreement, respectively. If a property is removed from the Non-CPLV Lease Agreement or if the CPLV Lease Agreement, the Joliet Lease Agreement, the HLV Lease Agreement, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement or the JACK Thistledown/Cleveland Lease Agreement, as the case may be, is terminated, we will lose the rent associated with the related facility, which would have a negative impact on our financial results. In this event, following termination of the lease of a property, even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all.
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
Many of the properties that we own are, and properties that we may acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease space to third parties. Such property restrictions could include the following: limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect us.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our chief executive officer, our president and chief operating officer, our chief financial officer and our general counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. The appointment or replacement of certain key members of our executive management team is subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.
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
As a reporting company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting requirements. We cannot assure you that we will be able to successfully develop and implement these systems, policies and procedures and to operate our company or that any such development and implementation will be effective. Failure to do so could jeopardize our status as a REIT or as a reporting company, and the loss of such statuses would materially and adversely affect us. If we fail to develop, implement or maintain proper overall business controls, including as required to support our growth, our operating and financial results could be harmed, or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our SEC reporting obligations and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on us and on the market price of our common stock.

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
We elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2017 and expect to operate in a manner that will allow us to continue to be classified as such. The Code generally requires that a REIT distribute annually to its stockholders at least 90% of its REIT taxable income (with certain adjustments), determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it distributes annually less than 100% of its REIT taxable income, including capital gains. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. As a result, in order to avoid or otherwise minimize current entity level U.S. Federal income taxes, a substantial portion of our cash flow after operating expenses and debt service will be required to be distributed to our stockholders.
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
Qualification to be taxed as a REIT involves highly technical and complex provisions of the Code, and violations of these provisions could jeopardize our REIT qualification.
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
Changes to the U.S. federal income tax laws could have a material and adverse effect on us. For example, certain changes in law pursuant to the law known as the Tax Cuts and Jobs Act could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

•	reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;

•	permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and

•	limiting the deductibility of interest expense, which could increase the distribution requirement of REITs (though REITs can generally elect out of the limitation).
We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures, financings or some other type of arrangement. If some or all of our leases are not respected as true leases for U.S. Federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.
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
We generally must distribute annually to our stockholders at least 90% of our REIT taxable income (with certain adjustments), determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT so that U.S. Federal corporate income tax does not apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. Federal corporate income tax on any undistributed portion of such taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. Federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid or otherwise minimize paying entity level Federal or excise tax (other than at any taxable REIT subsidiary of ours). We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. Further, we may generate taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to avoid or otherwise minimize current entity level U.S. Federal income taxes, we will generally be required to distribute sufficient cash flow after operating expenses and debt service payments to satisfy the REIT distribution requirements. While we intend to make distributions to our stockholders to comply with the REIT requirements of the Code, we may not have sufficient liquidity to meet the REIT distribution requirements. If our cash flow is insufficient to satisfy the REIT distribution requirements, we could be required to raise capital on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or issue dividends in the form of shares of our common stock to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the REIT distribution requirement and to avoid or otherwise minimize corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or change the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the market price of our common stock.
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
As a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. In addition, not more than 25% of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a taxable REIT subsidiary, or forgo otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
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

Federal tax under the built-in-gains tax rules. We would be subject to this corporate-level tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the REIT distribution requirements. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in-gain recognition period in order to avoid this built-in-gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in-gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to qualify and maintain our status as a REIT.
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

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our REIT taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to make our required distributions, and we may need to raise additional equity or debt in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of our common stock or debt instruments, which could result in dilution or higher leverage. While the IRS has issued a revenue procedure indicating that certain distributions that are made partly in cash and partly in stock will be treated as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. Federal income tax purposes, no assurance can be provided that we will be able to satisfy the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include our common stock or debt instruments, a stockholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of Forward Sale Agreements is unclear and could jeopardize our ability to meet the REIT qualification requirements.
In the event that we elect to settle the Forward Sale Agreements for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the forward purchasers. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a Forward Sale Agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement the Forward Sale Agreements, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify as a REIT. Even if these relief provisions were to apply, a tax based on the amount of the relevant REIT’s non-qualifying income would be imposed.
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

Our charter provides that we have the power to obligate ourselves, and our amended and restated bylaws obligate us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. In addition, we have entered into indemnification agreements with our directors and executive officers that provide for indemnification and advancement of expenses to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.
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

Our charter provides that, notwithstanding any other provision of our charter or our bylaws, the Maryland Business Combination Act (Title 3, Subtitle 6 of the MGCL) does not apply to any business combination between us and any interested stockholder or any affiliate of any interested stockholder of ours and that we expressly elect not to be governed by the provisions of Section 3-602 of the MGCL in whole or in part. Pursuant to the MGCL, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that any of these provisions of our charter or bylaws will not be amended or eliminated at any time in the future.
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
Some of the factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our earnings, Funds From Operations (“FFO”) or Adjusted Funds From Operations (“AFFO”) estimates;

•	publication of research reports about us, our tenants or the real estate or gaming industries;

•	adverse developments involving our tenants;

•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;

•	changes in market valuations of similar companies;

•	market reaction to any additional capital we raise in the future, including availability and attractiveness of long-term debt financing in connection with future acquisitions;

•	our failure to achieve the anticipated benefits of our recently completed or pending acquisitions within the timeframe or to the extent anticipated by financial or industry analysts;

•	additions or departures of key personnel;

•	reaction to any other of our public announcements;

•	sales or potential sales of our common stock by us or our significant stockholders;

•	other actions by institutional stockholders;

•	strategic actions taken by us or our competitors, such as acquisitions;

•	speculation in the press or investment community about us, our tenants, our industry or the economy in general;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K or our other SEC filings; and

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, acts of terrorism and responses to such events.
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
The forward purchasers under the Forward Sale Agreements will have the right to accelerate the Forward Sale Agreements (with respect to all or any portion of the transaction under the Forward Sale Agreements that the forward purchasers determine is affected by an event described below) and require us to settle on a date specified by the forward purchasers if:

•
they or their affiliate (x) is unable in its commercially reasonable good faith judgment to hedge its exposure under the applicable Forward Sale Agreements because insufficient shares of common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure under the applicable Forward Sale Agreement;

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
The forward sale price that we expect to receive upon physical settlement of the Forward Sale Agreements will be subject to adjustment on a daily basis based on a floating interest rate factor determined by reference to a specified daily rate less a spread and will be decreased by amounts related to expected dividends on our common stock during the term of the Forward Sale Agreements. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a reduction of the applicable forward sale price for that day. As of December 31, 2019, the specified daily rate was greater than the spread but we can give no assurance that this rate will not decrease to a rate below the spread during the term of the Forward Sale Agreements (which would reduce the proceeds that we would receive upon settlement of the Forward Sale Agreements). If the prevailing market price for our common stock during the unwind period under a Forward Sale Agreement is above the applicable forward sale price, in the case of cash settlement, we would pay the applicable forward purchaser under the applicable Forward Sale Agreement an amount per share in cash equal to the difference or, in the case of net share settlement, we would deliver to the applicable forward purchaser a number of shares of common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.
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
Our geographically diverse portfolio consists of 28 market-leading properties that are leased to Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip, approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
All of our properties, except for Margaritaville, our Harrah’s Joliet property in Joliet Illinois and our golf courses, secure our Term Loan B and Revolving Credit Facility. See Note 7 — Debt to our Consolidated Financial Statements for additional information.
See Item 1 “Business-Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 1, 2018, in connection with our initial registered public offering, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 19, 2020, there were 468,491,573 shares of common stock issued and outstanding that were held by approximately 26 stockholders of record, not including beneficial owners of shares registered in nominee or street name.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. We cannot assure you that our estimated distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect us and our ability to make cash distributions, see Item 1A “Risk Factors.” If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required either to fund distributions from working capital, borrow or raise equity or to reduce such distributions. In addition, our charter allows us to issue preferred stock that could have a preference on distributions and could limit our ability to make distributions to our common stockholders. Additionally, under certain circumstances, agreements relating to our indebtedness could limit our ability to make distributions to our common stockholders.
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
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the year ended December 31, 2019.

Issuer Repurchases of Equity Securities
During the three months ended December 31, 2019, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan.
The following table summarizes all of our common stock repurchases during the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2019 through October 31, 2019	—	—	—	—
November 1, 2019 through November 30, 2019	2,112	$24.60	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	2,112	$24.60	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.
Registered Offering of Securities - Use of Proceeds
Not applicable.

Stock Performance Graph
The graph below matches VICI Properties’ cumulative total stockholder return for the period from October 18, 2017 to December 31, 2019 on common stock with the cumulative total returns of the S&P 500 index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from October 18, 2017 the first date on which our shares of common stock were publicly traded, until December 31, 2019. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Company / Index	10/18/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
VICI Properties Inc.	$100.0	$110.8	$99.0	$111.6	$116.9	$101.5	$118.3	$119.1	$122.4	$138.1
MSCI US REIT Index	$100.0	$98.8	$89.9	$97.8	$97.9	$90.3	$103.9	$104.2	$111.1	$109.2
S&P 500	$100.0	$104.4	$103.1	$106.1	$113.8	$97.9	$110.7	$114.9	$116.2	$126.1

ITEM 6.	Selected Financial Data
The following selected financial data is derived from our Financial Statements. It should be read in conjunction with the Financial Statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended		Period from October 6, 2017 to December 31, 2017*
(In thousands, except share and per share data)	December 31, 2019	December 31, 2018
Statement of Operations:
Revenues	$894,798	$897,977	$187,609
Total operating expenses	52,299	140,023	43,413
Operating income	842,499	757,954	144,196
Interest expense	(248,384)	(212,663)	(63,354)
Loss from extinguishment of debt	(58,143)	(23,040)	(38,488)
Income before income taxes	555,986	533,558	42,636
Income tax (expense) benefit	(1,705)	(1,441)	1,901
Net income	554,281	532,117	44,537
Net income attributable to common stockholders	545,964	523,619	42,662

Per share data:
Net income per common share - Basic	$1.25	$1.43	$0.19
Net income per common share - Diluted	$1.24	$1.43	$0.19

Cash dividends declared per common share	$1.1700	$0.9975	$—

Other Data:
Net cash provided by operating activities	$682,159	$504,082	$129,440
Net cash used in investing activities	(1,361,379)	(1,140,877)	(1,136,251)
Net cash provided by financing activities	1,182,666	1,037,836	1,148,446

	As of December 31,
Financial Position Data:	2019	2018	2017
Cash and cash equivalents	$1,101,893	$577,883	$183,646
Restricted cash	—	20,564	13,760
Short-term investments	59,474	520,877	—
Total assets	13,265,619	11,333,368	9,739,712
Debt, net	4,791,563	4,122,264	4,785,756
Non-controlling interests	83,806	83,573	84,875
Stockholders’ equity	8,048,989	6,901,022	4,776,364
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

	Period from January 1, 2017 to October 5, 2017	Year Ended December 31,
(In thousand)		2016	2015
Statement of Operations:
Net revenues	$14,136	$18,785	$18,077
Total operating expenses	14,136	18,778	18,059
Income from operations	—	7	18
Interest expense	—	(7)	(18)
Income before taxes	—	—	—
Income tax (expense) benefit	(2)	—	3
Net (loss) income	(2)	—	3

	As of October 5, 2017	As of December 31,
Financial Position Data:		2016	2015
Cash	$111	$920	$351
Total assets	89,253	90,475	92,034
Long-term debt	—	—	14
Liabilities subject to compromise	249	265	267
Equity	83,141	84,143	85,375

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a Maryland corporation that was created to hold certain real estate assets owned by Caesars Entertainment Operating Company (“CEOC”), upon CEOC’s emergence from bankruptcy. Pursuant to CEOC’s Plan of Reorganization, on October 6, 2017 (the “Formation Date”), the historical business of CEOC was separated by means of a spin-off transaction whereby the real property assets of CEOC and certain of its subsidiaries, including four golf course businesses, were transferred through a series of transactions to us. Following the Formation Date, we are a stand-alone entity that was initially owned by certain former creditors of CEOC. We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations. We lease our properties to subsidiaries of Caesars and Penn National. We conduct our real property business through an operating partnership and our golf course business through a TRS, VICI Golf LLC.
The financial information included in this Annual Report on Form 10-K are our consolidated results (including the real property business and the golf course business) for the year ended December 31, 2019 and 2018 and the period from October 6, 2017 (Formation Date) to December 31, 2017. Other financial information included, beginning on page F-50 of this Annual Report on Form 10-K, are the historical combined Financial Statements of Caesars Entertainment Outdoor, the golf course business owned by CEOC until Formation Date. The financial information included for Caesars Entertainment Outdoor includes the period from January 1, 2017 to October 5, 2017.
Summary of Significant 2019 Activities (and Significant Activities Subsequent to Year-End)

Since January 1, 2019 our significant activities, in reverse chronological order, are as follows:
Unsecured February 2020 Senior Notes Offering and Redemption and Repayment of the Second Lien Notes
On February 5, 2020, the Operating Partnership issued (i) $750.0 million in aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) $750.0 million in aggregate principal amount of 3.750% senior unsecured notes due 2027 and (iii) $1.0 billion of 4.125% senior unsecured notes due 2030. We placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction, and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the February 2020 Unsecured Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The indentures governing the February 2020 Senior Unsecured Notes contain certain covenants substantially similar to those in the indentures governing the November 2019 Senior Unsecured Notes, and the February 2020 Senior Unsecured Notes are guaranteed by the guarantors of the November 2019 Senior Unsecured Notes.
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino, located in Cleveland, Ohio and the video lottery gaming and pari-mutuel wagering authorized land and real estate and related assets of the JACK Thistledown Racino located in North Randall, Ohio from affiliates of JACK Entertainment, for approximately $843.3 million in cash (the “JACK Cleveland/Thistledown Acquisition”). Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with subsidiaries of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The ROV Loan bears interest at 9.0% per annum for a period of five years with two one-year extension options.
Repricing of Term Loan B Facility
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Propco Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Sale of Harrah’s Reno
On December 31, 2019 we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset for $50.0 million to a third party. We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition.
Closing of Purchase of Century Portfolio
On December 6, 2019, we completed the previously announced transaction to acquire the land and real estate assets of  (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri and (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The master lease has an initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Century Casinos.
Unsecured November 2019 Senior Notes Offering and Repayment of the CPLV CMBS Debt
On November 26, 2019, the Operating Partnership issued (i) $1,250 million in aggregate principal amount of 4.250% Senior Notes due 2026, and (ii) $1,000 million in aggregate principal amount of 4.625% Senior Notes due 2029. We used the proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses, and any remaining net proceeds were used to complete the purchase of the JACK Cleveland/Thistledown Acquisition. The 2026 Notes will mature on December 1, 2026, and the 2029 Notes will mature on December 1, 2029. Interest on the 2026 Notes will accrue at a rate of 4.250% per annum, and interest on the 2029 Notes will accrue at a rate of 4.625% per annum. Interest on the Notes will be payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on June 1, 2020.
Closing of Purchase of Hard Rock Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of Hard Rock Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the Hard Rock Cincinnati Casino for $186.5 million (together, the “Hard Rock Cincinnati Acquisition”). Simultaneous with the closing of the Hard Rock Cincinnati Acquisition, we entered into a triple-net lease agreement for Hard Rock Cincinnati with a subsidiary of Hard Rock. The lease has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Seminole Hard Rock Entertainment, Inc.
Eldorado Transaction
On June 24, 2019, we entered into a master transaction agreement (the “Master Transaction Agreement” or “MTA”) with Eldorado relating to the transactions described below (collectively, the “Eldorado Transaction”), all of which are conditioned upon consummation of the closing of the merger contemplated under an Agreement and Plan of Merger (the “Eldorado/Caesars Merger Agreement”) pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado. Upon closing of the merger, Eldorado will be renamed Caesars. Any references to Eldorado in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the closing of the Eldorado/Caesars Merger, as applicable.
The Eldorado Transaction and the Eldorado/Caesars Merger are both subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the Eldorado/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of cash on hand, proceeds from the settlement of our forward sales agreements entered into as part of our June equity offering, as described in Note 11 - Stockholders’ Equity in the Notes to our Financial Statements, and with the proceeds from our February 2020 Senior Unsecured Notes Offering.
The Master Transaction Agreement contemplates the following transactions:

•
Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,823.5 million (which reflects a purchase price adjustment of $14.0 million related to Harrah’s New Orleans) (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition the Non-CPLV Lease Agreement will be amended to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property Acquisitions are consummated concurrent with the closing of the Eldorado/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.

On September 26, 2019, we entered into the following agreements (each of which were entered into in accordance with the terms of the Master Transaction Agreement): (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana for a cash purchase price of $789.5 million (which reflects a purchase price adjustment of $14.0 million); (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements” and each, a “MTA Property Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that will acquire the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million.
Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions are subject to conditions in addition to the consummation of the Eldorado/Caesars Merger, and are not cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

•
CPLV Lease Agreement Amendment. In consideration of a payment by us to Eldorado of $1,189.9 million, we and Eldorado will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.

•
HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to Eldorado of $213.8 million, we and Eldorado will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.

•
Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the Eldorado/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with Eldorado, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Eldorado will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.

•
Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with Eldorado (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that Eldorado proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Eldorado elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Eldorado on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.

•
Horseshoe Baltimore ROFR. We and Eldorado agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset) (the “Horseshoe Baltimore ROFR”).

•
Lease Guaranties and MLSA Terminations. Eldorado will execute new guaranties (the “Eldorado Guaranties”) of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and the existing guaranties by Caesars of such leases, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of Eldorado following the closing of the Eldorado/Caesars Merger). The Eldorado Guaranties will guaranty the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the respective leases, including all rent and other sums payable by the tenants under the leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the leases; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the leases. In addition, we and Eldorado will terminate the Management and Lease Support Agreements with respect to the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and certain provisions currently set forth therein will be added to the respective leases, as amended, and the Eldorado Guaranties.

•
Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the Eldorado/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Eldorado mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.

•
CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the Eldorado/Caesars Merger. Eldorado has agreed to reimburse us for 50% of our out-of-pocket costs in connection with the prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the Eldorado/Caesars Merger is consummated). We repaid the CPLV CMBS Debt in full in November 2019 resulting in a prepayment penalty of $110.8 million, $55.4 million of which will be reimbursed by Eldorado. Due to the prepayment of the CPLV CMBS Debt, we recognized a loss on extinguishment of debt of $58.1 million during the year ended December 31, 2019, the majority of which related to the prepayment penalty.

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

Following the issuance of the 2026 Notes and 2029 Notes in November 2019, the commitments under the Bridge Facility were reduced by $1.6 billion, to $3.2 billion. Following the issuance of the February 2020 Senior Unsecured Notes we placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transactions and the commitments under the Bridge Facility were further reduced by $2.0 billion to $1.2 billion.
The Master Transaction Agreement contains customary representations, warranties and covenants by the parties to the agreement and is subject to the consummation of the Eldorado/Caesars Merger as well as customary closing conditions, including, among other things, that: (i) the absence of any law or order restraining, enjoining or otherwise preventing the transactions contemplated by the Master Transaction Agreement; (ii) the receipt of certain regulatory approvals, including gaming regulatory approvals; (iii) certain restructuring transaction shall have been consummated; (iv) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications; and (v) material compliance by the parties with their respective covenants and obligations. The Master Transaction Agreement contains certain termination rights, including that the Master Transaction Agreement shall automatically terminate upon the termination of the Eldorado/Caesars Merger Agreement and a right by us to terminate the Master Transaction Agreement in the event the closing of the transactions contemplated by the Master Transaction Agreement has not occurred by the date on which the Eldorado/Caesars Merger is required to close pursuant to the Eldorado/Caesars Merger Agreement, but in no event later than December 24, 2020.
If the Master Transaction Agreement is terminated by Eldorado under certain circumstances where we have a financing failure, we may be obligated to pay Eldorado a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the Eldorado/Caesars Merger closes, under certain circumstances, we may be obligated to pay Eldorado a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the Eldorado/Caesars Merger does not close for any reason, under certain circumstances, Eldorado may be obligated to pay us a termination fee of $75.0 million. For more information, see Item 1A. “Risk Factors”.
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

Credit Agreement Amendments - Upsize and Extend
On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. Borrowings under the Revolving Credit Facility initially bore interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR (London Interbank Offered Rate), or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio. The Revolving Credit Facility replaces our previous revolving credit facility, which had a total borrowing capacity of $400 million, a maturity date in December 2022, and under which borrowings bore interest at 200 basis points over LIBOR.
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
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Subsidiaries of Caesars Penn National, Hard Rock, Century Casinos and JACK Entertainment are the lessees of all of our properties pursuant to the Lease Agreements, and Caesars, CRC, Penn National, Seminole Hard Rock, Century Casinos or Rock Ohio Ventures LLC guarantees the obligations of the tenants under the Lease Agreements. The Lease Agreements account for substantially all of our revenues. Additionally, we expect to realize organic growth in rental revenue through annual rent escalators in our Lease Agreements. Accordingly, we are dependent on our tenants, the gaming industry and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. See Item 1A “Risk Factors—Risks Related to Our Business and Operations.”
We actively seek to grow our portfolio through acquisitions of experiential real estate in geographically diverse dynamic markets spanning hospitality, entertainment, leisure and gaming properties. Additionally, we expect to grow our portfolio through acquisitions by pursuing opportunities to execute sale leaseback transactions with the combined Eldorado/Caesars (following the closing of the Eldorado Transaction), including pursuant to: (i) the Centaur Properties Put/Call Agreement; (ii) the Caesars Forum Put/Call Agreement; and (iii) the Las Vegas Strip ROFR and Horseshoe Baltimore ROFR. However, the combined Eldorado/Caesars entity will make an independent financial decision regarding whether to trigger the rights of first refusal under the Las Vegas ROFR and Horseshoe Baltimore ROFR, and we will make an independent financial decision whether to purchase the properties. Finally, we believe the approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that we own will provide attractive opportunities for potential future expansion and development. In pursuing external growth initiatives, we will generally seek to acquire properties that can generate stable rental revenue through long-term leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions, including the ability to continue to diversify our tenant base and increasing our geographic diversification.
Our operating and financial performance in the future will be significantly influenced by the success of our acquisition strategy, and the timing and the availability and terms of financing of any acquisitions that we may complete. We can provide no assurance that we will exercise any of our contractual rights to purchase one or more properties from Caesars (or the combined Eldorado/Caesars following the closing of the Eldorado Transaction), that the combined Eldorado/Caesars entity will trigger the rights of first offer under the Las Vegas ROFR and Horseshoe Baltimore ROFR, or that we will otherwise be successful in acquiring any properties (whether subject to the Las Vegas ROFR, the Horseshoe Baltimore ROFR, or otherwise). Additionally, our ability to successfully implement our acquisition strategy will depend upon the availability and terms of financing, including debt and equity capital. Further, the pricing of any acquisitions we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to execute sale leaseback transactions with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions or leases will be on terms as favorable to us as those relating to recent transactions. We anticipate that we would seek to finance these acquisitions with a combination of debt and equity, although no assurance can be given that we would be able to issue equity in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due market conditions or otherwise. In addition to rent, our current Lease Agreements require our tenants to pay the following: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on our income); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Accordingly, due to the “triple-net” structure of our leases, we do not expect to incur significant property-level expenses.
DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

(In thousands)	2019	2018	Variance
Revenues
Income from direct financing and sales-type leases	$822,205	$741,564	$80,641
Income from operating leases	43,653	47,972	(4,319)
Tenant reimbursement of property taxes	—	81,240	(81,240)
Golf operations	28,940	27,201	1,739
Revenues	894,798	897,977	(3,179)

Operating expenses
General and administrative	24,569	24,429	140
Depreciation	3,831	3,686	145
Property taxes	—	81,810	(81,810)
Golf operations	18,901	17,371	1,530
Loss on impairment	—	12,334	(12,334)
Transaction and acquisition expenses	4,998	393	4,605
Total operating expenses	52,299	140,023	(87,724)
Operating income	842,499	757,954	84,545

Interest expense	(248,384)	(212,663)	(35,721)
Interest income	20,014	11,307	8,707
Loss from extinguishment of debt	(58,143)	(23,040)	(35,103)
Income before income taxes	555,986	533,558	22,428
Income tax (expense) benefit	(1,705)	(1,441)	(264)
Net income	554,281	532,117	22,164
Less: Net income attributable to non-controlling interests	(8,317)	(8,498)	181
Net income attributable to common stockholders	$545,964	$523,619	$22,345
Revenue
For the years ended December 31, 2019 and 2018, our revenue was comprised of the following items:

(In thousands)	2019	2018	Variance
Leasing revenue	$865,858	$789,536	$76,322
Tenant reimbursement of property taxes	—	81,240	(81,240)
Golf course business revenue	28,940	27,201	1,739
Total revenue	$894,798	$897,977	$(3,179)

Leasing Revenue
The following table details the components of our income from direct financing, sales-type and operating leases:

(In thousands)	2019	2018	Variance
Income from direct financing and sales-type leases	$822,205	$741,564	$80,641
Income from operating leases (1)	43,653	47,972	(4,319)
Total leasing revenue	865,858	789,536	76,322
Direct financing and sales-type lease adjustments (2)	239	(45,404)	45,643
Total contractual leasing revenue	$866,097	$744,132	$121,965
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $76.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Total contractual leasing revenue increased $122.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville, Greektown, JACK Cincinnati and the Century Portfolio to our real estate portfolio in July 2018, December 2018, January 2019, May 2019, September 2019 and December 2019, respectively.
Tenant reimbursement of property taxes
During the year ended December 31, 2018, we recorded $81.2 million of income from tenant reimbursement of property taxes. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Revenue
Revenues from golf operations increased $1.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by an increase in the number of rounds played at our golf courses, as well as by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
General and Administrative Expenses
General and administrative expenses increased $0.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by an increase in stock based compensation which was partially offset by certain non-recurring costs incurred during the first six months of the year ended December 31, 2018 as a result of being a newly publicly-traded company primarily following our initial public offering and the transition and relocation of our corporate headquarters from Las Vegas, NV to New York, NY.
Property Taxes
During the year ended December 31, 2018, we recorded $81.8 million of income from tenant reimbursement of property taxes. Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Golf Course Business Expenses
Expenses from golf operations increased $1.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to an increase in the number of rounds played and an increase in the water usage charges at one of our golf courses. In addition, $3.8 million and $3.7 million of depreciation expense was incurred primarily by the golf business during the year ended December 31, 2019 and 2018, respectively.

Loss on Impairment
During the year ended December 31, 2018 the Company recognized a $12.3 million loss on impairment related to certain vacant, non-operating land parcels transferred by CEOC to us on the Formation Date. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. We had no such related impairment during the year ended December 31, 2019.
Transaction and Acquisition Expenses
Transaction and acquisition costs increased $4.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to the adoption of ASC 842, which requires us to expense certain legal and third-party costs associated with our leases that were previously capitalized.
Interest Expense
Interest expense increased $35.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily attributable to our November 2019 Senior Unsecured Notes, our interest rate swap agreements which we entered into in April 2018 and January 2019 and an increase in the amortization of our deferred financing fees as a result of the costs associated with our Revolving Credit Facility and Bridge Facilities. With respect to the interest rate swap agreements, prior to entering into such agreements in the comparative period, we were paying a lower variable rate as compared to the fixed rate under the interest rate swap agreements. These amounts were partially offset by a reduction in interest rates due to the repayment of amounts outstanding under our Revolving Credit Facility and the partial paydown of the Term Loan B Facility and Second Lien Notes in February of 2018.
Interest Income
Interest income increased $8.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily driven by increased cash on hand from our primary follow-on equity offerings in November 2018 and June 2019 and debt offering in November 2019.
Loss on Extinguishment of Debt
During the year ended December 31, 2019 we recognized a loss on extinguishment of debt of $58.1 million resulting from the$110.8 million prepayment penalties associated with the full repayment of our CPLV CMBS Debt in November 2019, net of $55.4 million of which will be reimbursed by Eldorado. During the year ended December 31, 2018 we recognized a loss on extinguishment of debt of $23.0 million resulting from the redemption of $268.4 million in aggregate principal of our Second Lien Notes in February 2018 at a redemption price of 108%.
Results of Operations for the Year Ended December 31, 2018 and the Period from October 6, 2017 to December 31, 2017
For a comparison of our results of operations for the fiscal years ended December 31, 2018 and the period from October 6, 2017 to December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 14, 2019 and incorporated by reference herein.

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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by The National Association of Real Estate Investment Trusts, we define FFO as net income (or loss) (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

(In thousands, except share data and per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income attributable to common stockholders	$545,964	$523,619
Real-estate depreciation	—	—
FFO	545,964	523,619
Direct financing and sales-type lease adjustments attributable to common stockholders	492	(44,852)
Transaction and acquisition expenses	4,998	393
Non-cash stock-based compensation	5,223	2,342
Amortization of debt issuance costs and original issue discount	33,034	5,976
Other depreciation	3,815	3,679
Capital expenditures	(2,097)	(899)
Loss on impairment	—	12,334
Loss on extinguishment of debt	58,143	23,040
AFFO	649,572	525,632
Interest expense, net	195,336	195,380
Income tax expense	1,705	1,441
Adjusted EBITDA	$846,613	$722,453

Net income per common share
Basic	$1.25	$1.43
Diluted	$1.24	$1.43
FFO per common share
Basic	$1.25	$1.43
Diluted	$1.24	$1.43
AFFO per common share
Basic	$1.49	$1.43
Diluted	$1.48	$1.43
Weighted average number of common shares outstanding
Basic	435,071,096	367,226,395
Diluted	439,152,946	367,316,901

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of December 31, 2019, our available cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	December 31, 2019
Cash and cash equivalents	$1,101,893
Short-term investments	59,474
Capacity under Revolving Credit Facility (1)	1,000,000
Total	$2,161,367
____________________

(1)	Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. Taking into account our February 2020 Senior Unsecured Notes Offering and the redemption of our Second Lien Secured Notes, we currently have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 7 - Debt, in the Notes to our Consolidated Financial Statements.
We closed the JACK Cleveland/Thistledown Acquisition on January 24, 2020 using a mix of cash on hand and a portion of the proceeds that we raised from our November 2019 Senior Unsecured Notes Offering. We anticipate closing the Eldorado Transaction in the first half of 2020 and expect to fund the purchase with a mix of cash on hand, the settlement of our Forward Sales Agreements and a portion of the proceeds that we raised from our February 2020 Senior Unsecured Notes Offering. To the extent we are unable to settle the Forward Sales Agreements we intend to use the capacity under the Bridge Facility in lieu of such financing. We anticipate funding future transactions with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility and Bridge Facilities, and proceeds from the issuance of debt and equity securities (including issuances under our Forward Sale Agreements and our ATM Agreement). All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, adverse economic conditions.
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

Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$682,159	$504,082	$178,077
Used in investing activities	(1,361,379)	(1,140,877)	(220,502)
Provided by financing activities	1,182,666	1,037,836	144,830
Net increase in cash, cash equivalents and restricted cash	$503,446	$401,041	$102,405
Cash Flows from Operating Activities
Net cash provided by operating activities increased $178.1 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. The increase is primarily driven by an increase in cash rental payments from the addition of Octavius Tower, Harrah’s Philadelphia, Margaritaville, Greektown, Hard Rock Cincinnati and the Century Portfolio to our real estate portfolio in July 2018, December 2018, January 2019, May 2019, September 2019 and December 2019, respectively.
Cash Flows Used In Investing Activities
Net cash used in investing activities increased $220.5 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. The increase is primarily driven by the acquisitions of Margaritaville, Greektown, Hard Rock Cincinnati and the Century Portfolio for a total of $1,821.1 million, including acquisition costs, during the year ended December 31, 2019 compared with the acquisition of Octavius Tower and Harrah’s Philadelphia for a total of $619.3 million, including acquisition costs and net of the lease modification fee, during the year ended December 31, 2018. This increase was partially offset by an increase in net maturities of short-term investments of $982.3 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018
Cash Flows from Financing Activities
Net cash provided by financing activities increased $144.8 million for the year ended December 31, 2019 compared with the year ended December 31, 2018.
During the year ended December 31, 2019 the primary sources and uses of cash from financing activities included:

•	Net proceeds from the sale of an aggregate of $1,164.3 million of our common stock from a primary follow-on offering and our at-the-market offering program;

•	Gross proceeds from our November 2019 Senior Unsecured Notes offering of $2,250.0 million;

•	Full repayment of $1,550.0 million of our CPLV CMBS Debt, including the $110.8 million prepayment penalty plus fees;

•	Dividend payments of $504.0 million;

•	Debt issuance costs of $56.1 million; and

•	Distributions of $8.1 million to non-controlling interest
During the year ended December 31, 2018 the primary sources and uses of cash from financing activities include:

•	Net proceeds from the sale of an aggregate of $2,001.5 million of our common stock from our initial public offering and our November 2018 primary follow-on offering;

•	Repayment of $300.0 million on our Revolving Credit Facility;

•	Repayment of $100.0 million on our Term Loan B Facility;

•	Redemption of $290.1 million in aggregate principal amount of our Second Lien Notes;

•	Dividend payments of $262.7 million

•	Debt issuance costs of $1.1 million; and

•	Distributions of $9.8 million to non-controlling interest.

Debt
The following tables detail our debt obligations as of December 31, 2019:

($ in thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility(2)	2024	L + 2.00%	$—	$—
Term Loan B Facility(3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes(4)	2023	8.00%	498,480	498,480
November 2019 Senior Unsecured Notes
2026 Notes(5)	2026	4.25%	1,250,000	1,231,227
2029 Notes(5)	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563
____________________

(1)	Carrying value is net of original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)
Interest on any outstanding balance is payable monthly. The Revolving Credit Facility initially bore interest at LIBOR plus 2.25% and was subject to a 0.5% commitment fee. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. As of December 31, 2019, the commitment fee was 0.375%.

(3)
Interest on any outstanding balance is payable monthly. The Term Loan B Facility initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. In connection with the repricing of the Term Loan B Facility in January of 2020, the interest rate was decreased to LIBOR plus 1.75%. As of December 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt. Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(4)
Interest is payable semi-annually. Subsequent to the year end, on February 20, 2020 we used the proceeds from the issuance of the 2025 Notes to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million.

(5)	Interest is payable quarterly.
Unsecured February 2020 Senior Notes Offering and Redemption and Repayment of the Second Lien Notes
On February 5, 2020, the Operating Partnership issued (i) $750 million in aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) $750 million in aggregate principal amount of 3.750% senior unsecured notes due 2027 and (iii) $1.0 billion of 4.125% senior unsecured notes due 2030. We placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction, and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum.
Unsecured November 2019 Senior Notes Offering and Repayment of the CPLV CMBS Debt
On November 26, 2019, the Operating Partnership issued (i) $1,250 million in aggregate principal amount of 4.250% Senior Notes due 2026, and (ii) $1,000 million in aggregate principal amount of 4.625% Senior Notes due 2029. We used the proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses, and any remaining net proceeds were used to complete the JACK Cleveland/Thistledown Acquisition (which we consummated on January 24, 2020). The 2026 Notes will mature on December 1, 2026, and the 2029 Notes will mature on December 1, 2029. Interest on the 2026 Notes will accrue at a rate of 4.250% per annum, and interest on the 2029 Notes will accrue at a rate of 4.625% per annum.

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
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Second Lien Notes Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Second Lien Notes Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes Indenture contains covenants that limit the Second Lien Notes Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or $30,000,000. Subsequent to December 31, 2019, on February 20, 2020 we used the proceeds from the issuance of the 2025 Notes to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million.
The November 2019 Senior Unsecured Notes were issued in November 2019, pursuant to indentures (the “2019 Senior Unsecured Notes Indentures”) by and among the Operating Partnership and VICI Note Co. Inc. (the “Co-Issuer” and, together with the Operating Partnership, the “2019 Senior Unsecured Notes Issuers”), the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee. The 2019 Senior Unsecured Notes Indentures contains covenants that limit the 2019 Senior Unsecured Notes Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) make distributions and pay dividends on or redeem or repurchase stock; (iv) make certain types of investments; (v) sell stock in certain subsidiaries; (vi) enter into agreements that restrict dividends or other payments from subsidiaries; (vii) enter into transactions with affiliates; (viii) issue guarantees of debt; and (ix) sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the 2019 Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of, the Operating Partnership. The indentures governing the February 2020 Senior Unsecured Notes contain certain covenants substantially similar to those in the indentures governing the November 2019 Senior Unsecured Notes.
At December 31, 2019, the Company was in compliance with all required debt-related financial covenants.
Non-Guarantor Subsidiaries of November 2019 Senior Unsecured Notes and February 2020 Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the November 2019 Senior Unsecured Notes or the February 2020 Senior Unsecured Notes accounted for: (i) 7.0% of the Operating Partnership’s revenue (or 6.8% of our consolidated revenue) for the fiscal year ended December 31, 2019 and (ii) 5.2% of the Operating Partnership’s total assets (or 5.2% of our consolidated total assets) as of December 31, 2019.
Capital Expenditures
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants are described in Item 1 “Business-Overview of our Lease Agreements” .
Inflation
Our leases provide for certain increases in rent as a result of a fixed annual rent escalator or changes in the Consumer Price Index as further described in Item 1 “Business-Overview of our Lease Agreements”. Inflation may cause the rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased cost may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue due to inflation.
Off-Balance Sheet Arrangements
As of December 31, 2019, and as of the date this report was filed, we do not have any off-balance sheet arrangements.

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
Lease Term
We assess the noncancelable lease term under ASC 842, which includes any reasonably assured renewal periods. All of our Lease Agreements provide for an initial term, with multiple tenant renewal options. We have individually assessed all of our Lease Agreements and concluded that the lease term includes all of the periods covered by extension options as it is reasonably certain our tenants will renew the Lease Agreements. We believe our tenants are economically compelled to renew the Lease Agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested in our properties and the lack of suitable replacement assets.
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of December 31, 2019.

	Payments Due By Period
(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)
2026 Notes (2)	$1,250,000	$—	$—	$—	$1,250,000
2029 Notes (3)	1,000,000	—	—	—	1,000,000
Term Loan B Facility, principal (4)	2,100,000	—	10,000	2,090,000
Second Lien Notes, principal (5)	498,480	—	—	498,480	—
Revolving Credit Facility, principal (6)	—	—	—	—	—
Scheduled interest payments (7)	1,451,134	242,823	479,284	399,808	329,219
Total debt contractual obligations	6,299,614	242,823	489,284	2,988,288	2,579,219

Leases and contracts
Operating lease for Cascata Golf Course Land	20,663	914	1,884	1,960	15,905
Golf maintenance contract for Rio Secco and Cascata Golf Course	13,080	3,270	6,540	3,270	—
Office leases	9,365	571	1,858	1,858	5,078
Total leases and contract obligations	43,108	4,755	10,282	7,088	20,983

Total Contractual Commitments	$6,342,722	$247,578	$499,566	$2,995,376	$2,600,202
________________________________________
(1) Subsequent to December 31, 2019, on February 5, 2020, the Operating Partnership issued (i) $750.0 million in aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) $750.0 million in aggregate principal amount of 3.750% senior unsecured notes due 2027 and (iii) $1.0 billion of 4.125% senior unsecured notes due 2030. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030.
(2) The 2026 Notes will mature on December 1, 2026.
(3) The 2029 Notes will mature on December 1, 2029.
(4) The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018 the next principal payment due on the Term Loan B Facility is September 2022. The Term Loan B Facility will mature on December 22, 2024 or the date that is three months prior to the maturity of the Second Lien Notes, whichever is earlier (or if the maturity is extended pursuant to the terms of the agreement, such extended maturity date as determined pursuant thereto). Subsequent to December 31, 2019, on January 24, 2020 the Term Loan B Facility was amended to reduce the interest rate from LIBOR plus 2.00% to LIBOR plus 1.75%
(5) Subsequent to the year end, on February 20, 2020 we used the proceeds from the issuance of the 2025 Notes to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million.
(6) The Revolving Credit Facility will mature on May 15, 2024.
(7) Estimated interest payments on variable interest loans are based on a LIBOR rate as of December 31, 2019.

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
As of December 31, 2019, we had $4,848.5 million of debt outstanding of which $2,748.5 million was fixed rate debt and $2,000.0 million was hedged variable rate debt, the remaining $100.0 million of our indebtedness was unhedged. As of December 31, 2019, a one percent increase or decrease in the annual interest rate on our unhedged variable rate borrowings of $100.0 million would increase or decrease our annual cash interest expense by approximately $1.0 million.
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
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 - Exhibits and Financial Statement Schedules of this Form 10-K appear on pages F-2 to F-63. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in pages S-1 to S-6 to the consolidated financial statements.

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
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.
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
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc., et al., under Chapter 11 of the Bankruptcy Code, dated January 13, 2016.		T-3/A of VICI Properties 1 LLC	T3E-2	8/11/2017

2.2	Separation Agreement, dated as of October 6, 2017, between Caesars Entertainment Operating Company, Inc. and VICI Properties Inc.		8-K	2.1	10/11/2017

2.3	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC		8-K	2.2	7/12/2018

2.4	Equity Purchase Agreement dated as of April 5, 2019 by and among Jack Ohio Finance LLC and VICI Properties L.P.		8-K	2.1	9/25/2019

2.5	Transaction Agreement dated as of April 5, 2019 by and among Jack Ohio Finance LLC, Jack Ohio LLC, HR Cincinnati, LLC, VICI Properties L.P. and Seminole HR Holdings, LLC		8-K	2.2	9/25/2019

2.6	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana)		8-K	2.1	9/26/2019

2.7	First Amendment to Purchase and Sale Agreement by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana)	*

2.8	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center; Atlantic City, New Jersey)		8-K	2.2	9/26/2019

2.9	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel & Casino; Laughlin, Nevada)		8-K	2.3	9/26/2019

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Amended and Restated Bylaws of VICI Properties Inc.		8-K	3.2	10/11/2017

4.1	Indenture, dated as of October 6, 2017, by and among VICI Properties 1 LLC, VICI FC Inc., the subsidiary guarantors party thereto from time to time, and UMB Bank, National Association, as trustee, governing the 8.0% Second-Priority Senior Secured Notes due 2023.		8-K	4.2	10/11/2017

4.2	Supplemental Indenture No. 1, dated as of December 26, 2017, among Claudine Propco LLC as New Guarantor, VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee.		10-K	4.2	2/14/2019

4.3	Supplemental Indenture No. 2, dated as of December 26, 2017, among Claudine Propco LLC as New Guarantor, among VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee.		10-K	4.3	2/14/2019

4.4	Supplemental Indenture No. 3, dated as of September 24, 2018, among VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee		8-K	4.1	9/25/2018

4.5
Supplemental Indenture No. 4, dated as of August 20, 2019, among Greektown Propco LLC as New Guarantor, VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee
		X

4.6
Supplemental Indenture No. 5, dated as of December 16, 2019, among Cincinnati Propco LLC as New Guarantor, VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee
		X

4.7
Supplemental Indenture No. 6, dated as of December 19, 2019, among CPLV Property Owner LLC as New Guarantor, VICI Properties 1 LLC and VICI FC Inc., as issuers, and UMB Bank, National Association, as trustee
		X

4.8	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.9	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.10
Supplemental Indenture No. 1 to the 4.250% Senior Notes Indenture, dated as of December 20, 2019, among CPLV Property Owner LLC as the Guaranteeing Entity, VICI Properties L.P. and VICI Note Co. Inc., as issuers, and UMB Bank, National Association, as trustee, as ratified by the subsidiary guarantors party thereto.
		X

4.11
Supplemental Indenture No. 1 to the 4.625% Senior Notes Indenture, dated as of December 20, 2019, among CPLV Property Owner LLC as the Guaranteeing Entity, VICI Properties L.P. and VICI Note Co. Inc., as issuers, and UMB Bank, National Association, as trustee, as ratified by the subsidiary guarantors party thereto.
		X

4.12	Description of Securities	X

10.1	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.		8-K	10.1	10/11/2017

10.2	First Amendment to Lease (CPLV), dated as of December 26, 2018, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.		8-K	10.1	12/27/2018

10.3	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.		8-K	10.2	10/11/2017

10.4	First Amendment to Lease (Non-CPLV) dated as of December 22, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC	10-K/A	10.40	4/30/2018

10.5	Second Amendment to Lease (Non-CPLV) dated as of February 16, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	10-Q	10.1	5/4/2018

10.6	Third Amendment to Lease (Non-CPLV) dated as of April 2, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	10-Q	10.2	5/4/2018

10.7+	Fourth Amendment to Lease (Non-CPLV), dated as of December 26, 2018, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	8-K	10.2	12/27/2018

10.8	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	8-K	10.3	10/11/2017

10.9+	First Amendment to Lease (Joliet), dated as of December 26, 2018, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	8-K	10.3	12/27/2018

10.10	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	8-K	10.4	10/11/2017

10.11	First Amendment to Golf Course Use Agreement, dated as of April 20, 2018 by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, and Grand Bear LLC, Caesars Enterprise Services LLC, CEOC, LLC, and solely for certain sections referenced therein, Caesars License Company, LLC.	10-Q	10.3	5/4/2018

10.12	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	8-K	10.5	10/11/2017

10.13	First Amendment to Management and Lease Support Agreement (CPLV), dated as of December 26, 2018, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.5	12/27/2018

10.14	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	8-K	10.6	10/11/2017

10.15	First Amendment to Management and Lease Support Agreement (Non-CPLV), dated as of December 26, 2018, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.6	12/27/2018

10.16	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	8-K	10.7	10/11/2017

10.17	First Amendment to Management and Lease Support Agreement (Joliet), dated as of December 26, 2018, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	8-K	10.7	12/27/2018

10.18	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s New Orleans.	8-K	10.9	10/11/2017

10.19	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Laughlin.	8-K	10.10	10/11/2017

10.20	Call Right Agreement, dated as of October 6, 2017, by and between VICI Properties L.P. and Caesars Entertainment Corporation relating to Harrah’s Atlantic City.	8-K	10.11	10/11/2017

10.21	Tax Matters Agreement, dated as of October 6, 2017, by and among Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	8-K	10.12	10/11/2017

10.22	Amended and Restated Credit Agreement among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto (Exhibit A to Amendment No. 3 to Credit Agreement by and among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other loan parties thereto).	8-K	10.3	5/16/2019

10.23	Second Lien Intercreditor Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC and VICI FC Inc., as the Borrowers, Wilmington Trust, National Association, as Credit Agreement Agent, UMB Bank, National Association, as the Initial Other First Priority Lien Obligations Agent, and each Other First Priority Lien Obligations Agent from time to time party thereto.	8-K	10.21	10/11/2017

10.24	Second Lien Collateral Agreement, dated as of October 6, 2017, among VICI Properties 1 LLC, VICI FC Inc., each Subsidiary Party thereto, and UMB Bank, National Association, as Collateral Agent.	8-K	10.22	10/11/2017

10.25	Commitment Letter, dated June 24, 2019, by and between VICI Properties 1 LLC, Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch.	8-K	10.2	6/24/2019

10.26	Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.	8-K	10.23	10/11/2017

10.27	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.	10	10.20	9/28/2017

10.28†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne	8-K	10.1	9/26/2019

10.29†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak	8-K	10.2	9/26/2019

10.30†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske		8-K	10.3	9/26/2019

10.31†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher		8-K	10.4	9/26/2019

10.32†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.33†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan		10-K	10.52	2/14/2019

10.34	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.		8-K	10.11	12/27/2018

10.35	Guaranty of Lease as of the 22nd day of December, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco, LLC.		S-11/A	10.36	1/17/2018

10.36	Amended and Restated Lease, dated as of December 22, 2017, by and among Claudine Propco, LLC and Harrah’s Las Vegas, LLC.		S-11/A	10.37	1/17/2018

10.37	First Amendment to Amended and Restated Lease, dated as of December 26, 2018, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.		8-K	10.4	12/27/2018

10.38	Put-Call Right Agreement, dated as of December 22, 2017, by and among Claudine Propco LLC, Vegas Development Land Owner LLC and 3535 LV Newco, LLC.		S-11/A	10.38	1/17/2018

10.39	Master Transaction Agreement, dated June 24, 2019, by and between VICI Properties L.P. and Eldorado Resorts, Inc.		8-K	10.1	6/24/2019

10.40	Forward Sale Agreement, dated June 25, 2019, by and between the Company and Bank of America, N.A.		8-K	1.2	6/28/2019

10.41	Forward Sale Agreement, dated June 25, 2019, by and between the Company and Deutsche Bank AG, London Branch		8-K	1.3	6/28/2019

10.42	Forward Sale Agreement, dated June 25, 2019, by and between the Company and Goldman Sachs & Co. LLC		8-K	1.4	6/28/2019

10.43	Forward Sale Agreement, dated June 25, 2019, by and between the Company and Morgan Stanley & Co. LLC		8-K	1.5	6/28/2019

10.44	Equity Purchase Agreement dated as of October 28, 2019 by and among Jack Ohio Finance LLC, Jack Ohio LLC (solely for purposes of Articles VII, VIII, IX and XI), Quintus Landlord LLC, VICI Properties L.P. and, solely for the purposes of Section 6.02(l), Fundamental Parking, LLC		8-K	2.1	1/24/2020

10.45†	Form of Restricted Stock Grant		10-K	10.39	3/28/2018

10.46†	Form of LTIP Time-Based Restricted Stock Grant Agreement		8-K	10.1	8/30/2018

10.47†	Form of LTIP Performance-Based Restricted Stock Unit Agreement		8-K	10.2	8/30/2018

21.1	Subsidiaries of VICI Properties Inc.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for Caesars Entertainment Outdoor	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
† Management contracts and compensation plans and arrangements.
+ Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

February 20, 2020	By:	/S/ EDWARD B. PITONIAK
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

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 20, 2020
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 20, 2020
David A. Kieske	(Principal Financial Officer)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 20, 2020
Gabriel F. Wasserman	(Principal Accounting Officer)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 20, 2020
James R. Abrahamson

/S/ DIANA CANTOR	Director	February 20, 2020
Diana Cantor

/S/ MONICA H. DOUGLAS	Director	February 20, 2020
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 20, 2020
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 20, 2020
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 20, 2020
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VICI Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019 and for the period from October 6, 2017 (Formation Date) to December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 and for the period from October 6, 2017 (Formation Date) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of Lease Renewal Options in Lease Classification Assessment - Refer to Note 2 to the financial statements
Critical Audit Matter Description
Upon lease inception, the Company assesses lease classification under Accounting Standard Codification Topic 842 - Leases to determine whether its leases should be classified as a direct financing, sales-type, or operating lease. This assessment requires management to evaluate the classification of each lease component based on specified criteria, including, among other matters, determining the noncancelable lease term and comparing the present value of the future minimum lease payments to the fair value of the leased components. In performing its lease classification assessment, management was required to make significant judgments in determining whether its tenants are economically compelled to exercise their renewal options in determining the appropriate noncancelable lease term at the commencement date of each lease. The Company has concluded that it is reasonably certain that its tenants will exercise such renewal options.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures, related to management’s determination of the appropriate noncancelable lease term at the commencement date of its leases, included the following, among others:

•
We tested the design and operating effectiveness of controls over management’s review of lease classification of the lease components which included an evaluation of the lease renewal options in determination of the overall noncancelable lease term.

•	We read the executed lease agreements to understand material lease provisions, including renewal options, and evaluated their implications in the determination of the overall noncancelable lease term.

•	We evaluated the significant judgments management made in concluding that it is reasonable that its tenants’ will exercise all of their lease renewal options.

/s/ Deloitte & Touche LLP
New York, New York
February 20, 2020

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VICI Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
New York, New York
February 20, 2020

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Real estate portfolio:
Investments in direct financing and sales-type leases, net	$10,734,245	$8,916,047
Investments in operating leases	1,086,658	1,086,658
Land	94,711	95,789
Cash and cash equivalents	1,101,893	577,883
Restricted cash	—	20,564
Short-term investments	59,474	520,877
Other assets	188,638	115,550
Total assets	$13,265,619	$11,333,368

Liabilities
Debt, net	$4,791,563	$4,122,264
Accrued interest	20,153	14,184
Deferred financing liability	73,600	73,600
Deferred revenue	70,340	43,605
Dividends payable	137,056	116,287
Other liabilities	123,918	62,406
Total liabilities	5,216,630	4,432,346

Commitments and Contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 461,004,742 and 404,729,616 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4,610	4,047
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2019 and 2018	—	—
Additional paid-in capital	7,817,582	6,648,430
Accumulated other comprehensive loss	(65,078)	(22,124)
Retained earnings	208,069	187,096
Total VICI stockholders’ equity	7,965,183	6,817,449
Non-controlling interests	83,806	83,573
Total stockholders’ equity	8,048,989	6,901,022
Total liabilities and stockholders’ equity	$13,265,619	$11,333,368
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
	2019	2018
Revenues
Income from direct financing and sales-type leases	$822,205	$741,564	$150,171
Income from operating leases	43,653	47,972	11,529
Tenant reimbursement of property taxes	—	81,240	19,558
Golf operations	28,940	27,201	6,351
Revenues	894,798	897,977	187,609

Operating expenses
General and administrative	24,569	24,429	9,939
Depreciation	3,831	3,686	751
Property taxes	—	81,810	19,558
Golf operations	18,901	17,371	4,126
Loss on impairment	—	12,334	—
Transaction and acquisition expenses	4,998	393	9,039
Total operating expenses	52,299	140,023	43,413
Operating income	842,499	757,954	144,196

Interest expense	(248,384)	(212,663)	(63,354)
Interest income	20,014	11,307	282
Loss from extinguishment of debt	(58,143)	(23,040)	(38,488)
Income before income taxes	555,986	533,558	42,636
Income tax (expense) benefit	(1,705)	(1,441)	1,901
Net income	554,281	532,117	44,537
Less: Net income attributable to non-controlling interests	(8,317)	(8,498)	(1,875)
Net income attributable to common stockholders	$545,964	$523,619	$42,662

Net income per common share
Basic	$1.25	$1.43	$0.19
Diluted	$1.24	$1.43	$0.19

Weighted average number of common shares outstanding
Basic	435,071,096	367,226,395	227,828,844
Diluted	439,152,946	367,316,901	227,985,455

Other comprehensive income
Net income attributable to common stockholders	$545,964	$523,619	$42,662
Unrealized loss on cash flow hedges	(42,954)	(22,124)	—
Comprehensive income attributable to common stockholders	$503,010	$501,495	$42,662
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of October 6, 2017	$1,772	$120	$3,431,781	$—	$—	$3,433,673	$83,000	$3,516,673
Net income	—	—	—	—	42,662	42,662	1,875	44,537
Preferred stock conversion	514	(120)	(394)	—	—	—	—	—
Mandatory debt conversion	176	—	249,811	—	—	249,987	—	249,987
Private equity placement	541	—	963,241	—	—	963,782	—	963,782
Stock-based compensation, net of forfeitures	—	—	1,385	—	—	1,385	—	1,385
Balance as of December 31, 2017	3,003	—	4,645,824	—	42,662	4,691,489	84,875	4,776,364
Net income	—	—	—	—	523,619	523,619	8,498	532,117
Issuance of common stock from Initial Public Offering	695	—	1,306,424	—	—	1,307,119	—	1,307,119
Issuance of common stock from follow-on offering	345	—	693,844	—	—	694,189	—	694,189
Distribution to non-controlling interest	—	—	—	—	—	—	(9,800)	(9,800)
Dividends declared	—	—	—	—	(379,185)	(379,185)	—	(379,185)
Stock-based compensation, net of forfeitures	4	—	2,338	—	—	2,342	—	2,342
Unrealized loss on cash flow hedges	—	—	—	(22,124)	—	(22,124)	—	(22,124)
Balance as of December 31, 2018	4,047	—	6,648,430	(22,124)	187,096	6,817,449	83,573	6,901,022
Net income	—	—	—	—	545,964	545,964	8,317	554,281
Issuance of common stock, net	562	—	1,163,983	—	—	1,164,545	—	1,164,545
Distribution to non-controlling interest	—	—	—	—	—	—	(8,084)	(8,084)
Dividends declared	—	—	—	—	(524,991)	(524,991)	—	(524,991)
Stock-based compensation, net of forfeitures	1	—	5,169	—	—	5,170	—	5,170
Unrealized loss on cash flow hedges	—	—	—	(42,954)	—	(42,954)	—	(42,954)
Balance as of December 31, 2019	$4,610	$—	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
	2019	2018
Cash flows from operating activities
Net income	$554,281	$532,117	$44,537
Adjustments to reconcile net income to cash flows provided by operating activities:
Direct financing and sales-type lease adjustments	239	(45,404)	(8,443)
Stock-based compensation	5,223	2,342	1,385
Depreciation	3,831	3,686	751
Amortization of debt issuance costs and original issue discount	33,034	5,976	156
Loss on impairment	—	12,334	—
Loss on extinguishment of debt	58,143	23,040	—
Deferred income taxes	—	(348)	(1,912)
Change in operating assets and liabilities:
Other assets	(5,635)	(22,945)	(7,159)
Accrued interest	5,969	(7,411)	21,595
Deferred revenue	26,735	(24,512)	68,081
Other liabilities	339	25,207	10,449
Net cash provided by operating activities	682,159	504,082	129,440
Cash flows from investing activities
Investments in direct financing and sales-type leases	(1,812,404)	(771,507)	(1,136,200)
Capitalized transaction costs	(8,698)	(6,780)	—
Lease modification fee	—	159,000	—
Investments in short-term investments	(440,353)	(942,311)	—
Maturities of short-term investments	901,756	421,434	—
Proceeds from sale of land	1,044	186	—
Acquisition of property and equipment	(2,724)	(899)	(51)
Net cash used in investing activities	(1,361,379)	(1,140,877)	(1,136,251)
Cash flows from financing activities
Proceeds from offering of common stock	1,164,307	2,001,493	—
Proceeds from private placement of common stock	—	—	963,782
Proceeds from November 2019 Senior Unsecured Notes	2,250,000	—	—
Payment of CPLV CMBS Debt	(1,663,544)	—	—
Payment of Term Loan B Facility	—	(100,000)	—
Payment of Revolving Credit Facility	—	(300,000)	—
Payment of Second Lien Notes	—	(290,058)	—
Proceeds from issuance of Term Loan B Facility, net	—	—	2,194,686
Proceeds from issuance of Revolving Credit Facility, net	—	—	298,000
Payment of Prior Term Loan	—	—	(1,638,387)
Payment of Prior First Lien Notes	—	—	(311,721)
Repurchase of Mezzanine Debt	—	—	(400,000)
Debt issuance costs	(56,055)	(1,117)	(31,501)
Proceeds from unrecognized sale of real estate	—	—	73,600
Mandatory debt conversion costs	—	—	(13)
Distributions to non-controlling interests	(8,084)	(9,800)	—
Dividends paid	(503,958)	(262,682)	—
Net cash provided by financing activities	1,182,666	1,037,836	1,148,446

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Net increase in cash, cash equivalents and restricted cash	503,446	401,041	141,635
Cash, cash equivalents and restricted cash, beginning of period	598,447	197,406	55,771
Cash, cash equivalents and restricted cash, end of period	$1,101,893	$598,447	$197,406

Supplemental cash flow information:
Cash paid for interest	$209,379	$213,309	$36,779
Cash paid for income taxes	2,590	1,375	—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$137,149	$116,503	$—
CPLV CMBS Debt prepayment penalty reimbursement receivable from Eldorado	55,401	—	—
Lease liabilities arising from obtaining right-of-use assets	26,516	—	—
Debt issuance costs payable	16,066	—	—
Deferred transaction costs payable	1,314	742	—
Transfer of investments in operating leases to land	—	22,189	—
Transfer of investments in direct financing leases to investments in operating leases	—	10,967	—
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
“2025 Notes” refers to $750 million aggregate principal amount of 3.500% senior unsecured notes due 2025 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“2026 Notes” refers to $1.25 billion aggregate principal amount of 4.250%senior unsecured notes due 2026 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in November 2019.
“2027 Notes” refers to $750 million aggregate principal amount of 3.750% senior unsecured notes due 2027 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“2029 Notes” refers to $1.0 billion aggregate principal amount of 4.625% senior unsecured notes due 2029 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in November 2019.
“2030 Notes” refers to $1.0 billion aggregate principal amount of 4.125% senior unsecured notes due 2030 issued by the Operating Partnership and VICI Note Co. Inc., as Co-Issuer, in February 2020.
“Caesars” refers to Caesars Entertainment Corporation, a Delaware corporation, and, as the context requires, its subsidiaries.
“Caesars Entertainment Outdoor” refers to the historical operations of the golf courses that were transferred from CEOC to VICI Golf on the Formation Date.
“Caesars Lease Agreements” refer collectively to the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, unless the context otherwise requires.
“Century Casinos” refers to Century Casinos, Inc., a Delaware corporation, and, as the context requires, its subsidiaries.
“Century Portfolio” refers to the real estate assets associated with the (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri and (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri, which we purchased on December 6, 2019.
“Century Portfolio Lease Agreement” refers to the lease agreement for the Century Portfolio, as amended from time to time.
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the Formation Date, and following the Formation Date, CEOC, LLC, a Delaware limited liability company and, as the context requires, its subsidiaries. CEOC is a subsidiary of Caesars.
“CPLV CMBS Debt” refers to $1.55 billion of asset-level real estate mortgage financing of Caesars Palace Las Vegas, incurred by a subsidiary of the Operating Partnership on October 6, 2017 and repaid in full on November 26, 2019.
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time, which will be combined with the HLV Lease Agreement into a single Las Vegas master lease upon the closing of the pending Eldorado/Caesars Merger.
“CRC” refers to Caesars Resort Collection, LLC, a Delaware limited liability company which is a subsidiary of Caesars.
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December 2017.
“Eldorado Transaction” refers to a series of transactions between us and Eldorado in connection with the Eldorado/Caesars Merger, including the acquisition of the Harrah’s New Orleans, Harrah’s Atlantic City and Harrah’s Laughlin properties, modifications to the Caesars Lease Agreements, and rights of first refusal.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Eldorado” refers to Eldorado Resorts, Inc., a Nevada corporation, and, as context requires, its subsidiaries.
“Eldorado/Caesars Merger” refers to the merger contemplated under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado.
“February 2020 Senior Unsecured Notes” refers collectively to the 2025 Notes, 2027 Notes and the 2030 Notes.
“Formation Date” refers to October 6, 2017.
“Greektown” refers to the real estate assets associated with the Greektown Casino-Hotel, located in Detroit, Michigan, which we purchased on May 23, 2019.
“Greektown Lease Agreement” refers to the lease agreement for Greektown, as amended from time to time.
“Hard Rock” means Hard Rock International, and, as context the requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019 (and previously referred to in our prior filings as JACK Cincinnati).
“Hard Rock Cincinnati Lease Agreement” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time, which will be combined with the CPLV Lease Agreement into a single Las Vegas master lease upon the closing of the Eldorado/Caesars Merger.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“JACK Cleveland/Thistledown” refers to the casino-entitled land and real estate and related assets associated with the JACK Cleveland Casino located in Cleveland, Ohio, and the video lottery gaming and pari-mutuel wagering authorized land and real estate and related assets of JACK Thistledown Racino located in North Randall, Ohio, which we purchased on January 24, 2020.
“JACK Cleveland/Thistledown Lease Agreement” refers to the lease agreement for JACK Cleveland/Thistledown, as amended from time to time.
“Joliet Lease Agreement” refers to the lease agreement for the facilities in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and, from and after January 24, 2020, the JACK Cleveland/Thistledown Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Master Transaction Agreement” refers to the master transaction agreement with Eldorado relating to the Eldorado Transaction.
“Non-CPLV Lease Agreement” refers to the lease agreement for the regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
“November 2019 Senior Unsecured Notes” refer collectively to the 2026 Notes and the 2029 Notes.
“Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc. and, as the context requires, its subsidiaries.
“Penn National Lease Agreements” refer collectively to the Margaritaville Lease Agreement and the Greektown Lease Agreement, unless the context otherwise requires.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo, as amended from time to time.
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, of which approximately $498.5 million aggregate principal amount remained outstanding as of December 31, 2019, and which were redeemed in full on February 20, 2020.
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
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
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists, as of December 31, 2019, of 26 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of December 31, 2019, our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock and Century Casinos. We also own and operate four championship golf courses located near certain of our properties.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We conduct our real property business through our Operating Partnership and our golf course business, through a taxable REIT subsidiary (“TRS”), VICI Golf.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).
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
We present non-controlling interest and classify such interest as a component of consolidated stockholders’ equity, separate from VICI stockholders’ equity. Our non-controlling interest represents a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet property and is the lessor under the related Joliet Lease Agreement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2018, restricted cash was primarily comprised of funds paid by us into a restricted account for a lender required FF&E replacement reserve for the CPLV CMBS Debt. The CPLV CMBS Debt was repaid in full in November 2019 and accordingly, we no longer have any restricted cash balances as of December 31, 2019.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$1,101,893	$577,883
Restricted cash	—	20,564
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$1,101,893	$598,447

Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. As of December 31, 2019 and 2018, we had $59.5 million and $520.9 million, respectively, of short-term investments.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We determined that the land and building components of the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement and the Century Portfolio Lease Agreement meet the definition of a sales-type lease. The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in direct financing and sales-type leases on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in operating leases on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.
Lease Term
We assess the noncancelable lease term under ASC 842, which includes any reasonably assured renewal periods. All of our Lease Agreements provide for an initial term, with multiple tenant renewal options. We have individually assessed all of our Lease Agreements and concluded that the lease term includes all of the periods covered by extension options as it is reasonably certain our tenants will renew the Lease Agreements. We believe our tenants are economically compelled to renew the Lease Agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested in our properties and the lack of suitable replacement assets.
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
Investments in Land
Vacant, Non-Operating Land
On the Formation Date, CEOC transferred certain vacant, non-operating land parcels to us, which are subject to the provisions of the Non-CPLV Lease Agreement. The Non-CPLV Lease Agreement allows for the sale of these vacant, non-operating land parcels without Caesars’ consent since they are specifically identified as de minimis to the operations of Caesars. All of the land parcels are located outside of Las Vegas and none of the land parcels are a component of the operations of our regional property portfolio. In 2018 we reclassified the entire $22.2 million carrying value of the vacant, non-operating land from Investments in operating leases to Land.
Eastside Property
In 2017, we sold certain land parcels known as the Eastside Property to Caesars for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put/call option on the land parcels and a convention center currently in process of being constructed (“Caesars Forum Convention Center”). The amount of

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$73.6 million is presented as Land with a corresponding amount of $73.6 million recorded as Deferred financing liability in our Consolidated Balance Sheet.
Property and Equipment Used in Operations
Property and equipment used in operations is included within Other assets on our Balance Sheet and represents assets primarily related to VICI Golf, our golf operations. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. If the hedge relationship is terminated, then the value of the derivative is recorded in Accumulated other comprehensive income and recognized in earnings when the cash flows that were hedged affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Other comprehensive income on our consolidated financial statements.
We use derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Tenant Reimbursement of Property Taxes
Real estate taxes paid directly by our tenants to taxing authorities were recorded gross on our Balance Sheets and Income Statements during 2018 and 2017, as we concluded we are the primary obligor. Such amounts were presented as revenues from tenant reimbursement of property taxes with a corresponding and offsetting property tax expense. Upon adoption of ASC 842, “Leases” (“ASC 842”) in 2019, such amounts are presented net, as the tenants pay the real estate taxes directly to the applicable taxing authority. Refer to Note 3 - Recently Issued Accounting Pronouncements for further details.
Revenue from Golf Operations
On the Formation Date, subsidiaries of VICI Golf entered into a golf course use agreement (the “Golf Course Use Agreement”) with New CEOC and Caesars Enterprise Services, LLC (“CES”) (collectively, the “users”), whereby the users were granted certain priority rights and privileges with respect to access and use of certain golf course properties. Payments under the Golf Course Use Agreement are currently comprised of a $10.3 million annual membership fee, $3.1 million of use fees and approximately $1.2 million of minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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
Income Taxes-REIT Qualification
We conduct our operations as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our stockholders would not be deductible by us in computing taxable income. Additionally, any resulting corporate liability created if we fail to qualify as a REIT could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
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
Transaction and Acquisition Expenses
Transaction and acquisition-related expenses that are not capitalizable under GAAP, including most leasing costs under ASC 842, are expensed in the period they occur. Transaction and acquisition expenses also include dead deal costs.
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
See Note 13—Stock-Based Compensation for further information related to the stock-based compensation.
Earnings Per Share
Earnings per share (”EPS”) is calculated in accordance with ASC 260, “Earnings Per Share”. Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities including those from our stock incentive plan.
See Note 12—Earnings Per Share for the detailed EPS calculation.
Underwriting Commissions and Offering Costs
Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred.
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us, with the exception of Harrah’s Las Vegas which is guaranteed by a subsidiary of Caesars. Revenue from the Caesars Lease Agreements represented 93%, 100% and 100% of our lease revenues for the years ended December 31, 2019 and 2018 and the period from October 6, 2017 through December 31, 2017, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 33%, 36% and 28% of our lease revenues for the years ended December 31, 2019 and 2018 and the period from October 6, 2017 through December 31, 2017, respectively. We do not believe there are any other significant concentrations of credit risk.
Caesars is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the SEC. Caesars’ SEC filings are available to the public from the SEC’s web site at www.sec.gov. We make no representation as to the accuracy or completeness of the information regarding Caesars that is available through the SEC’s website or otherwise made available by Caesars or any third party, and none of such information is incorporated by reference in this Annual Report on Form 10-K.
Reclassifications
In the quarter ended June 30, 2019 we reclassified property and equipment used in operations, net to Other assets in the Balance Sheet in order to simplify our presentation. As of December 31, 2019 and 2018, such amounts represent $70.4 million and $71.5 million of the balance of Other assets, respectively.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We adopted the guidance on January 1, 2019 and elected to apply the effective date method and, as such, have not re-cast prior periods to show the effects of ASC 842. Additionally, upon adoption, we elected a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed before the adoption date. As such, we have not reassessed the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
Lessor Accounting
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

Lessee Accounting
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through May 2019): This amended guidance changes how entities will measure credit losses for most financial assets and certain other instruments, including direct financing and sales-type leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for losses. As a result of the guidance, we will be required to estimate and record non-cash credit losses related to our historical, and any future investments in direct financing and sales-type leases and expand credit quality disclosures. We do not believe the new standard will materially impact any of our other financial assets or instruments that we currently have on our balance sheet.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We will measure credit losses by engaging a data analytics firm to assist with estimating both the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors over the life of each individual lease. These individual loss rates will then be applied to our net investment in direct financing and sales-type leases. The estimated losses will be discounted using the effective interest rate implicit in the lease. We currently estimate that our initial allowance for credit losses upon the adoption of the standard will be between 1% and 5% of our total net investment in direct financing and sales-type leases.
We will adopt the guidance on January 1, 2020 using the modified retrospective approach method of adoption. Under this method we will record a cumulative-effect adjustment to the balance sheet and retained earnings by recording a credit allowance for all of our existing investments in direct financing and sales-type leases. Periods prior to the adoption date that are presented for comparative purposes will not be adjusted. Each time we enter into a new direct financing or sales-type lease, we will be required to estimate a credit allowance which will result in a non-cash charge to the Statement of Operations and a corresponding reduction in our net investment in the lease. Finally, each reporting period we will be required to update the estimated allowance for any estimated changes in the credit loss, with the resulting change being recorded through the Statement of Operations.
ASU No. 2018-16 - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes - October 2018: This amended guidance expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate and is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We are currently evaluating the effect of this new benchmark interest rate option, and do not believe this ASU will have a material impact on our financial statements.
Note 4 — Property Transactions
Summary of Recent Activities

Since January 1, 2019 our significant activities, in reverse chronological order, are as follows:
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020 we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino, located in Cleveland, Ohio and the video lottery gaming and pari-mutuel wagering authorized land and real estate and related assets of the JACK Thistledown Racino located in North Randall, Ohio from affiliates of JACK Entertainment, for approximately $843.3 million in cash (the “JACK Cleveland/Thistledown Acquisition”). Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with subsidiaries of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The ROV Loan bears interest at 9.0% per annum for a period of five years with two one-year extension options.
Sale of Harrah’s Reno
On December 31, 2019 we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset for $50.0 million to a third party. We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition.
Closing of Purchase of Century Portfolio
On December 6, 2019, we completed the previously announced transaction to acquire the land and real estate assets of (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri and (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The master lease has an initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Century Casinos. We determined that the land and building components of the Century Portfolio Lease Agreement meet the definition of a sales-type lease and have recorded the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corresponding asset, including related transaction and acquisition costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
Closing of Purchase of Hard Rock Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of Hard Rock Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the Hard Rock Cincinnati Casino for $186.5 million (together, the “Hard Rock Cincinnati Acquisition”). Simultaneous with the closing of the Hard Rock Cincinnati Acquisition, we entered into a triple-net lease agreement for Hard Rock Cincinnati with a subsidiary of Hard Rock. The lease has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Seminole Hard Rock Entertainment, Inc. We determined that the land and building components of the Hard Rock Cincinnati Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
Eldorado Transaction
On June 24, 2019, we entered into a master transaction agreement (the “Master Transaction Agreement” or “MTA”) with Eldorado relating to the transactions described below (collectively, the “Eldorado Transaction”), all of which are conditioned upon consummation of the closing of the merger contemplated under an Agreement and Plan of Merger (the “Eldorado/Caesars Merger Agreement”) pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado. Upon closing of the merger, Eldorado will be renamed Caesars. Any references to Eldorado in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the closing of the Eldorado/Caesars Merger, as applicable.
The Eldorado Transaction and the Eldorado/Caesars Merger are both subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the Eldorado/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of cash on hand, proceeds from the settlement of our forward sales agreements entered into as part of our June equity offering, as described in Note 11 - Stockholders’ Equity in the Notes to our Financial Statements, and proceeds from our February 2020 Senior Unsecured Notes Offering.
The Master Transaction Agreement contemplates the following transactions:

•
Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,823.5 million (which reflects a purchase price adjustment of $14.0 million related to Harrah’s New Orleans) (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition the Non-CPLV Lease Agreement will be amended to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property Acquisitions are consummated concurrent with the closing of the Eldorado/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.

On September 26, 2019, we entered into the following agreements (each of which were entered into in accordance with the terms of the Master Transaction Agreement): (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana for a cash purchase price of $789.5 million (which reflects a purchase price adjustment of $14.0 million); (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and,

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements” and each, a “MTA Property Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that will acquire the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million.
Each of our existing call options on the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City properties will terminate upon the earlier to occur of the closing of the corresponding MTA Property Acquisition or our obtaining specific performance or liquidated damages with respect to the relevant property. The closings of the MTA Property Acquisitions are subject to conditions in addition to the consummation of the Eldorado/Caesars Merger, and are not cross-conditioned on each other (that is, we are not required to close on “all or none” of the MTA Properties). In addition, the closing of the other transactions that comprise the Eldorado Transaction is not conditioned on the completion of any or all of the MTA Property Acquisitions.

•
CPLV Lease Agreement Amendment. In consideration of a payment by us to Eldorado of $1,189.9 million, we and Eldorado will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.

•
HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to Eldorado of $213.8 million, we and Eldorado will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.

•
Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the Eldorado/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with Eldorado, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Eldorado will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.

•
Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with Eldorado (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that Eldorado proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Eldorado elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Eldorado on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.

•
Horseshoe Baltimore ROFR. We and Eldorado agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respect to this asset) (the “Horseshoe Baltimore ROFR”).

•
Lease Guaranties and MLSA Terminations. Eldorado will execute new guaranties (the “Eldorado Guaranties”) of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and the existing guaranties by Caesars of such leases, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of Eldorado following the closing of the Eldorado/Caesars Merger). The Eldorado Guaranties will guaranty the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the respective leases, including all rent and other sums payable by the tenants under the leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the leases; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the leases. In addition, we and Eldorado will terminate the Management and Lease Support Agreements with respect to the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and certain provisions currently set forth therein will be added to the respective leases, as amended, and the Eldorado Guaranties.

•
Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the Eldorado/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Eldorado mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.

•
CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the Eldorado/Caesars Merger. Eldorado has agreed to reimburse us for 50% of our out-of-pocket costs in connection with the prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the Eldorado/Caesars Merger is consummated). We repaid the CPLV CMBS Debt in full in November of 2019 resulting in a prepayment penalty of $110.8 million, $55.4 million of which will be reimbursed by Eldorado. Due to the prepayment of the CPLV CMBS Debt, we recognized a loss on extinguishment of debt of $58.1 million during the year ended December 31, 2019, the majority of which related to the prepayment penalty.

•
Eldorado Bridge Facility. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the issuance of the 2026 Notes and 2029 Notes in November of 2019, the commitments under the Bridge Facility were reduced by $1.6 billion, to $3.2 billion. Following the issuance of the February 2020 Senior Secured Notes we placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facility were further reduced by $2.0 billion to $1.2 billion.
The Master Transaction Agreement contains customary representations, warranties and covenants by the parties to the agreement and is subject to the consummation of the Eldorado/Caesars Merger as well as customary closing conditions, including, among other things, that: (i) the absence of any law or order restraining, enjoining or otherwise preventing the transactions contemplated by the Master Transaction Agreement; (ii) the receipt of certain regulatory approvals, including gaming regulatory approvals; (iii) certain restructuring transaction shall have been consummated; (iv) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications; and (v) material compliance by the parties with their respective covenants and obligations. The Master Transaction Agreement contains certain termination rights, including that the Master Transaction Agreement shall automatically terminate upon the termination of the Eldorado/Caesars Merger Agreement and a right by us to terminate the Master Transaction Agreement in the event the closing of the transactions contemplated by the Master Transaction Agreement has not occurred by the date on which the Eldorado/Caesars Merger is required to close pursuant to the Eldorado/Caesars Merger Agreement, but in no event later than December 24, 2020.
If the Master Transaction Agreement is terminated by Eldorado under certain circumstances where we have a financing failure, we may be obligated to pay Eldorado a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the Eldorado/Caesars Merger closes, under certain circumstances, we may be obligated to pay Eldorado a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the Eldorado/Caesars Merger does not close for any reason, under certain circumstances, Eldorado may be obligated to pay us a termination fee of $75.0 million. For more information, see Item 1A. “Risk Factors”.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition costs, in Investments in direct financing and sales-type leases on our Balance Sheet.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville, located in Bossier City, Louisiana, for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition costs, in Investments in direct financing and sales-type leases on our Balance Sheet.

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

Other Agreements with Caesars

Caesars Forum Convention Center - Put/Call Agreement

In December 2017, we sold to Caesars approximately 18.4 acres of certain parcels located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, for $73.6 million. The Caesars Forum Convention Center is currently being constructed on the Eastside Property and is expected to be completed by the end of the first quarter of 2020. Accordingly, we entered into a put/call agreement with Caesars, which provides both parties with certain rights and obligations including: (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Put Right”); (ii) if Caesars exercises the Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the put/call agreement, then a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars; and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center. This agreement survives the closing of the Eldorado/Caesars Merger.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2018, we entered into the Second Amended and Restated Right of First Refusal Agreement, which replaced the Amended and Restated Right of First Refusal Agreement and, among other things, provides us with the right to acquire from Caesars, under certain circumstances, certain undeveloped land adjacent to the Las Vegas Strip. Upon closing of the Eldorado/Caesars Merger, the Second Amended and Restated Right of First Refusal will be terminated and we will enter into the Las Vegas ROFR and the Horseshoe Baltimore ROFR.
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
Note 5 — Real Estate Portfolio
As of December 31, 2019, our real estate portfolio consisted of the following:

•
Investments in direct financing and sales-type leases, representing our investment in 26 casino assets leased on a triple net basis to our tenants, Caesars, Penn National, Hard Rock and Century Casinos, under eight separate lease agreements;

•
Investments in operating leases, representing the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement; and

•	Land, representing our investment in the Eastside Property and certain non-operating, vacant land parcels contained in the Non-CPLV Lease Agreement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the balances of our real estate portfolio as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Minimum lease payments receivable under direct financing and sales-type leases (1)	$31,460,712	$27,285,943
Estimated residual values of leased property (unguaranteed)	2,525,469	2,135,312
Gross investment in direct financing and sales-type leases	33,986,181	29,421,255
Unamortized initial direct costs	42,819	22,822
Less: Unearned income	(23,294,755)	(20,528,030)
Net investment in direct financing and sales-type leases	10,734,245	8,916,047
Investment in operating leases	1,086,658	1,086,658
Total Investments in leases, net	11,820,903	10,002,705
Land	94,711	95,789
Total Real estate portfolio	$11,915,614	$10,098,494
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The following table details the components of our income from direct financing, sales-type and operating leases:

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Income from direct financing and sales-type leases	$822,205	$741,564	$150,171
Income from operating leases	43,653	47,972	11,529
Total leasing revenue	865,858	789,536	161,700
Direct financing and sales-type lease adjustments (1)	239	(45,404)	(8,443)
Total contractual leasing revenue	$866,097	$744,132	$153,257
____________________
(1) Amounts represent the non-cash adjustment to income from direct financing and sales-type leases in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases as well as the amortization of capitalized transaction and leasing costs.
At December 31, 2019, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases are as follows:

(In thousands)	Minimum Lease Payments (1)
2020	$953,949
2021	960,374
2022	971,004
2023	985,938
2024	998,222
Thereafter	28,024,506
Total	$32,893,993
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
The weighted average remaining lease term, assuming the exercise of all tenant renewal options, for our direct financing, sales-type and operating leases at December 31, 2019 was 33.0 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Caesars Lease Agreements - Overview
The following is a summary of the material provisions of the Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction):

($ In thousands)
Lease Provision (1)	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Initial Term	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Current annual rent (2)	$508,534	$207,745	$89,157
Escalator commencement	Lease year two	Lease year two	Lease year two
Escalator (3)	Lease years 2-5 - 1.5% Lease years 6-15 - Consumer price index subject to 2% floor	Consumer price index subject to 2% floor	Lease years 2-5 - 1% Lease years 6-15 - Consumer price index subject to 2% floor
EBITDAR to Rent Ratio floor (4)	1.2x commencing lease year 8	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (5)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent
Variable Rent percentage (5)	4%	4%	4%
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) In relation to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the current annual base rent payable for the current lease year which is the period from November 1, 2019 through October 31, 2020. In relation to the HLV Lease Agreement the amount represents current annual base rent payable for the current lease year which is the period from January 1, 2020 through December 31, 2020.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2019 and 2018.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Penn National Lease Agreements - Overview
The following is a summary of the material provisions of the Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,544	$55,600
Escalation commencement	Lease year two	Lease year two
Escalation	2% of Building base rent, subject to the net revenue to rent ratio floor	2% of Building base rent, subject to the EBITDAR to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	1.85x EBITDAR commencing lease year two
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,400 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from February 1, 2020 through January 31, 2021. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from May 23, 2019 through May 31, 2020.
(2) In February 2020 the performance basis of such ratio was adjusted from a 1.9x EBITDAR ratio to a 6.1x net revenue ratio. In the event that the net revenue or EBITDAR to rent ratio coverage is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue or EBITDAR to rent ratio coverage, provided that the amount shall never result in a decrease to the prior year’s rent. In relation to the Greektown Lease Agreement, the EBITDAR to rent ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service.
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2019 and 2018.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of the Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$42,750
Escalator commencement	Lease year two
Escalator (2)
Lease years 2-4 - 1.5%
Lease years 5-15 - The greater of 2% or the change in consumer price index (“CPI”) unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year

Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1)The amount represents the current annual base rent payable for the current lease year which is the period from September 20, 2019 through September 30, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2019 and 2018.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.
Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of the Century Portfolio Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,000
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in consumer price index (“CPI”)
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1)The amount represents the current annual base rent payable for the current lease year which is the period from December 6, 2019 through December 31, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2019 and 2018.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, multiplied by the Variable rent percentage.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JACK Cleveland/Thistledown Lease Agreement - Overview
Subsequent to year end, on January 24, 2020, we completed the previously announced JACK Cleveland/Thistledown Acquisition. The following is a summary of the material lease provisions of our lease with a subsidiary of JACK Entertainment which commenced on January 24, 2020, the date of acquisition:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-6 - 1.5% Lease Years 7-15 - The greater of 1.5% or the change in consumer price index (“CPI”) capped at 2.5%
Net revenue to rent ratio floor	4.9x in any lease year (commencing in lease year 5) - if the coverage ratio is below the stated amount, there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1)The amount represents the current annual base rent payable for the current lease year which is the period from January 24, 2020 through January 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, multiplied by the Variable rent percentage.

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
The following table summarizes the capital expenditure requirements of the respective tenants under the Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction, including the inclusion of the Harrah’s New Orleans, Harrah’s Atlantic City and Harrah’s Laughlin properties in the Non-CPLV Lease Agreement):

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022
Rolling three-year minimum (2)	$255 million	$84 million	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the capital expenditure requirements of Penn National, Hard Rock, Century Casinos and JACK Entertainment under the Penn National Lease Agreements, Hard Rock Cincinnati Lease Agreement, Century Portfolio Lease Agreement and JACK Cleveland/Thistledown Lease Agreement, respectively:

Provision	Penn National Lease Agreements	Hard Rock Cincinnati Lease Agreement	Century Portfolio Lease Agreement	JACK Cleveland/Thistledown Lease Agreement
Yearly minimum expenditure	1% of net revenues based on rolling four-year basis	1% of net revenues	1% of net gaming revenues (1)	Initial minimum of $30 million (2) Thereafter - 1% of net revenues on a rolling three-year basis
____________________
(1) Minimum of 1% of net gaming revenue on a rolling three-year basis for each individual facility and 1% of net gaming revenues per fiscal year for the facilities collectively.
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022.
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
During the quarter ended September 30, 2018 we undertook a short-term strategic initiative to monetize certain of these vacant, non-operating land parcels. In relation to this initiative, we sold one land parcel in the quarter ended September 30, 2018 and had price indications on two other parcels of land. Based on the sales prices and price indications, we determined that the fair value of these three land parcels was lower than their current carrying values and recognized an impairment charge of $6.3 million, based on the anticipated sales prices. As a result of the identified impairment on these three parcels of land, we undertook an evaluation to assess whether indicators of impairment were present on the remaining vacant, non-operating land parcels. We used a sales comparison approach to determine the fair value of the remaining vacant, non-operating land parcels and identified $6.0 million in additional impairment charges. The impairment loss recorded was the result of various factors including changes in market conditions, strategic assessment and environmental and zoning issues that were identified during the sales process. Taking into account the impairment charge recognized in the quarter ended September 30, 2018 and the sale of one of the parcels that occurred during such quarter, the current carrying value of the vacant, non-operating land parcels is $21.1 million as of December 31, 2019.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Property and equipment used in operations, net	$70,406	$71,513
Receivables	60,111	—
Right of use assets	26,426	—
Debt financing costs	14,575	6,190
Deferred acquisition costs	11,134	7,062
Prepaid expenses	3,252	3,060
Interest receivable	1,626	886
Other	1,108	1,253
Tenant receivable for property taxes	—	25,586
Total other assets	$188,638	$115,550

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Land and land improvements	$59,346	$58,573
Buildings and improvements	14,805	14,572
Furniture and equipment	4,523	2,805
Total property and equipment used in operations	78,674	75,950
Less: accumulated depreciation	(8,268)	(4,437)
Total property and equipment used in operations, net	$70,406	$71,513

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Depreciation expense	$3,831	$3,686	$751

Other Liabilities
The following table details the components of our other liabilities as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Derivative liability	65,078	22,124
Lease liabilities	26,426	—
Other accrued expenses	21,023	30,951
Accrued payroll and other compensation	7,369	4,934
Deferred income taxes	3,382	3,340
Accounts payable	640	1,057
Total other liabilities	$123,918	$62,406

Note 7 — Debt
The following tables detail our debt obligations as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility(2)	2024	L + 2.00%	$—	$—
Term Loan B Facility(3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes(4)	2023	8.00%	498,480	498,480
November 2019 Senior Unsecured Notes
2026 Notes(5)	2026	4.25%	1,250,000	1,231,227
2029 Notes(5)	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands)	December 31, 2018
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility(2)	2022	L + 2.00%	$—	$—
Term Loan B Facility(3)	2024	L + 2.00%	2,100,000	2,073,784
Second Lien Notes(4)	2023	8.00%	498,480	498,480
CPLV Debt
CPLV CMBS Debt (6)	2022	4.36%	1,550,000	1,550,000
Total Debt			$4,148,480	$4,122,264
____________________

(1)	Carrying value is net of original issue discount and unamortized debt issuance costs incurred in conjunction with debt.

(2)
Interest on any outstanding balance is payable monthly. The Revolving Credit Facility initially bore interest at LIBOR plus 2.25% and was subject to a 0.5% commitment fee. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. As of December 31, 2019, the commitment fee was 0.375%.

(3)
Interest on any outstanding balance is payable monthly. The Term Loan B Facility initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. In connection with the repricing of the Term Loan B Facility in January of 2020, the interest rate was decreased to LIBOR plus 1.75%. As of December 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%. As of December 31, 2018, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%. The interest rate swaps are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt. Final maturity is December 2024 or, to the extent the Second Lien Notes remain outstanding, July 2023 (three months prior to the maturity of the Second Lien Notes).

(4)	Interest is payable semi-annually. Subsequent to the year end, on February 20, 2020 the Second Lien Notes were redeemed in full.

(5)	Interest is payable semi-annually.

(6)	The CPLV CMBS Debt was repaid in full on November 26, 2019 with proceeds from the November 2019 Senior Unsecured Notes.
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2019:

($ in thousands)	Future Minimum Payments
2020	$—
2021	—
2022	10,000
2023 (1)	520,480
2024	2,068,000
Thereafter	2,250,000
Total minimum repayments	$4,848,480

____________________
(1) $498.5 million represents the Second Lien Notes which were redeemed in full on February 20, 2020.
November 2019 Senior Unsecured Notes
On November 26, 2019, the Operating Partnership and VICI Note Co. Inc. (the “Co-Issuer” and, together with the Operating Partnership, the “Issuers”), wholly owned subsidiaries of the Company issued (i) $1,250 million in aggregate principal amount of 4.250% Senior Unsecured Notes due 2026 under an indenture dated as of November 26, 2019 (the “2026 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (the “Trustee”), and (ii) $1,000 million in aggregate principal amount of 4.625% Senior Notes due 2029 under an indenture dated as of November 26, 2019 (the “2029 Notes Indenture” and, together with the 2026 Notes Indenture, the “2019 Senior Unsecured Notes Indentures”), among the Issuers, the subsidiary guarantors party thereto and the Trustee. The Operating Partnership and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through entities that are not direct or indirect subsidiaries of the Operating Partnership or obligors of the Senior Unsecured Notes. See “Note 15 - Segment Information” for more information about our segments.
The November 2019 Notes were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act.
We used the proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses including the net prepayment penalty of $55.4 million. Subsequent to year end, on January 24, 2020, the remaining net proceeds were used to pay for a portion of the purchase price of the JACK Cleveland/Thistledown Acquisition. The 2026 Notes will mature on December 1, 2026, and the 2029 Notes will mature on December 1, 2029. Interest on the 2026 Notes will accrue at a rate of 4.250% per annum, and interest on the 2029 Notes will accrue at a rate of 4.625% per annum. Interest on the Notes will be payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on June 1, 2020. The 2019 Senior Unsecured Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each existing and future direct and indirect wholly owned material domestic subsidiary of the Operating Partnership that incurs or guarantees certain bank indebtedness or any other material capital market indebtedness, other than certain excluded subsidiaries and the Co-Issuer.
The Issuers may redeem the 2026 Notes at any time prior to December 1, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2026 Notes, in whole or in part, at any time on or after December 1, 2022 at the redemption price of (i) 102.125% of the principal amount should such redemption occur before December 1, 2023, (ii) 101.063% of the principal amount should such redemption occur before December 1, 2024 and (iii) 100% of the principal amount should such redemption occur on or after December 1, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem the 2029 Notes at any time prior to December 1, 2024, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2029 Notes, in whole or in part, at any time on or after December 1, 2024 at the redemption price of (i) 102.313% of the principal amount should such redemption occur before December 1, 2025, (ii) 101.541% of the principal amount should such redemption occur before December 1, 2026, (iii) 100.771% of the principal amount should such redemption occur before December 1, 2027 and (iv) 100% of the principal amount should such redemption occur on or after December 1, 2027, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before December 1, 2022, the Issuers may redeem up to 40% of each series of Notes with the net cash proceeds from certain equity offerings (i) at a redemption price of 104.250% of the principal amount redeemed in the case of the 2026 Notes and (ii) at a redemption price of 104.625% of the principal amount redeemed in the case of the 2029 Notes. However, the Issuers may only make such redemptions if at least 60% of the aggregate principal amount of the series of 2019 Senior Unsecured Notes issued under the applicable 2019 Senior Unsecured Notes Indenture remains outstanding after the occurrence of such redemption. As of December 31, 2019, the restricted net assets of the Operating Partnership were approximately $7.9 billion.
The November 2019 Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that is believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the 2019 Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership.
February 2020 Senior Unsecured Notes Offering and Redemption and Repayment of the Second Lien Notes
Subsequent to December, 31 2019, On February 5, 2020, the Operating Partnership issued (i) $750 million in aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) $750 million in aggregate principal amount of 3.750% senior unsecured notes due 2027 and (iii) $1.0 billion of 4.125% senior unsecured notes due 2030. We placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction, and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the notes issued in February 2020 will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) comprised of a $2.2 billion Term Loan B Facility and a $400.0 million Revolving Credit Facility, (the Term Loan B Facility and the Revolving Credit Facility, as amended as discussed below, are referred to together as the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%, as contemplated by the Credit Agreement.
On May 15, 2019, VICI PropCo, entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, pursuant to which certain lenders agreed to provide VICI PropCo with incremental revolving credit commitments and availability under the revolving credit facility in the aggregate principal amount of $600.0 million on the same terms as VICI PropCo’s current revolving credit facility under the Revolving Credit Facility. After giving effect to Amendment No. 2, the Credit Agreement, provided total borrowing capacity pursuant to the revolving credit commitments in the aggregate principal amount of $1.0 billion.
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
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the PropCo Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
The Amended and Restated Credit Agreement provides that, in the event the LIBOR Rate is no longer in effect, a comparable or successor rate approved by the Administrative Agent under such facility shall be utilized, provided that such approved rate shall be applied in a manner consistent with market practice.
The Amended and Restated Credit Agreement contains customary covenants that are consistent with those set forth in the Credit Agreement (except as to the financial covenants described above), which, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications,

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Amended and Restated Credit Agreement) subject to no event of default under the Amended and Restated Credit Agreement and pro forma compliance with the financial covenant pursuant to the Amended and Restated Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30,000,000. We are also subject to the financial covenants set forth in the Amended and Restated Credit Agreement as previously described above.
The Senior Secured Credit Facilities are secured by a first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo are subject to the covenants of the Amended and Restated Credit Agreement or are guarantors of the Senior Secured Credit Facilities. The Term Loan B Facility may be voluntarily prepaid at VICI PropCo’s option, in whole or in part, at any time, and is subject to mandatory prepayment in the event of receipt by VICI PropCo or any of its restricted subsidiaries of the proceeds from the occurrence of certain events, including asset sales, casualty events and issuance of certain indebtedness.
On February 5, 2018 we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the principal amount outstanding on the Term Loan B Facility. Under the Amended and Restated Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million of the Term Loan B Facility in February 2018 the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 8— Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Second Lien Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes are guaranteed by each of the Issuers’ existing and subsequently acquired wholly owned material domestic restricted subsidiaries and secured by a second priority lien on substantially all of the Issuers’ and such restricted subsidiaries’ material assets, including mortgages on their respective real estate, subject to customary exclusions. None of VICI nor certain subsidiaries of VICI PropCo are subject to the covenants of the Indenture or are guarantors of the Second Lien Notes.
The Second Lien Indenture contains covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, the ability to make certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or $30,000,000.
Prior to October 15, 2020, the Second Lien Notes are redeemable at the option of the Issuers, at a redemption price of 100% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest, if any, to the applicable redemption date, plus an applicable premium equal to the excess of (a) the present value of (i) 104% of the principal amount of the Second Lien Notes so redeemed plus (ii) all required interest payments due on such Second Lien Notes through October 15, 2020, computed using a discount rate equal to the then-applicable U.S. Treasury rate plus 50 basis points, over (b) the then-outstanding principal amount of the Second Lien Notes so redeemed (the “Second Lien Notes Applicable Premium”). The Issuers also had the option to redeem up to 35% of the original aggregate principal amount of the Second Lien Notes with the net cash proceeds of certain issuances of common or preferred equity by VICI PropCo or VICI, at a price equal to 108% of such principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date. On or after October 15, 2020, the Second Lien Notes are redeemable at the option of the Issuers, at a redemption price of (a) 104% of the principal amount of the Second

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lien Notes so redeemed for the period October 15, 2020 through October 14, 2021 and (b) 100% of the principal amount of the Second Lien Notes so redeemed after October 15, 2021, in each case, plus accrued and unpaid interest to the redemption date.
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
Subsequent to December 31, 2019, on February 20, 2020 we used the proceeds from the issuance of the 2025 Notes to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million. Due to the full redemption, we will recognize a loss on extinguishment of debt in first quarter of 2020 of approximately $39.0 million.
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities are subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee is equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee is equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and was paid in full upon the first reduction of the commitments. For the year ended December 31, 2019 we have recognized $26.0 million of fees related to the Bridge Facilities in Interest expense on our Statement of Operations.
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
Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facility were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes Offering we placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facility were further reduced by $2.0 billion to $1.2 billion.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CPLV CMBS Debt
The CPLV CMBS Debt was incurred on October 6, 2017 pursuant to a loan agreement (the “CMBS Loan Agreement”), and was secured by a first priority lien on all of the assets of CPLV Property Owner LLC, as borrower (“CPLV Borrower”), including CPLV Borrower’s (1) fee interest (except as provided in (2)) in and to Caesars Palace Las Vegas (on the Formation Date other than Octavius Tower), (2) leasehold interest with respect to Octavius Tower on the Formation Date, and (3) interest in the CPLV Lease Agreement and all related agreements, including the Lease Agreements, subject only to certain permitted encumbrances as set forth in the CMBS Loan Agreement. The CPLV CMBS Debt bore interest at 4.36% per annum.
On November 26, 2019, we used the proceeds from the November 2019 Senior Unsecured Notes offering to repay in full the CPLV CMBS Debt. Due to the prepayment of the CPLV CMBS Debt, we recognized a loss on extinguishment of debt of $58.1 million during the year ended December 31, 2019, the majority of which related to the prepayment penalty.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2019, we are in compliance with all required covenants under our debt obligations.
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2018
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

As of December 31, 2019 and 2018, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Unrealized loss recorded in other comprehensive income	$(42,954)	$(22,124)	$—
Interest recorded in interest expense	$9,269	$6,305	$—

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$59,474	$—	$59,474	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$65,078	$—	$65,078	$—

	December 31, 2018
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$520,877	$—	$520,877	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$22,124	$—	$22,124	$—
____________________

(1)	The carrying value of these investment is equal to their fair value due to the short-term nature of the investments as well as their credit quality.

(2)
The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.

The estimated fair values of our financial instruments at December 31, 2019 and 2018 for which fair value is only disclosed are as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,101,893	$1,101,893	$577,883	$577,883
Restricted cash	—	—	20,564	20,564
Financial liabilities:
Debt (1)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,076,962	2,110,500	2,073,784	2,016,000
Second Lien Notes	498,480	538,358	498,480	535,866
CPLV CMBS Debt (2)	—	—	1,550,000	1,539,040
2026 Notes	1,231,227	1,287,500	—	—
2029 Notes	984,894	1,045,000	—	—
____________________
(1) The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
(2) The CPLV CMBS Debt was repaid in full in November 2019.

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

The following table summarizes the significant unobservable inputs used in the non-recurring Level 3 fair value measurements:

			Significant Assumptions ($ in per sq. ft.)
Asset Type	Fair Value	Valuation Technique	Range	Weighted Average	Square Footage
Land	$11,600	Sales comparison	$0.50 - 5.00	$2.90	4,002,908

Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2019, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, Louisiana and New York, New York, which expire in 2020 and 2030, respectively. The weighted average remaining lease term as of December 31, 2019 under our operating leases was 16.3 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Rent expense	$1,622	$1,519	$256
Cash paid for rent	$1,257	$1,297	$268

On May 10, 2019 we entered into a lease agreement for new office space in New York, NY for our corporate headquarters. The lease has a 10-year term, with one 5-year extension option and requires a fixed annual rent of $0.9 million. We determined the lease was an operating lease and recorded a $6.7 million right of use asset and a corresponding lease liability within Other assets and Other liabilities, respectively, on our Balance Sheet. The discount rate for the lease was determined to be 5.3% and was based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2019 are as follows:

(In thousands)	Lease Commitments
2020	$1,485
2021	1,862
2022	1,880
2023	1,899
2024	1,919
Thereafter	20,983
Total minimum lease commitments	$30,028
Discounting factor	12,290
Lease liability	$17,738

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
Primary Follow-on Offerings
November 2018
On November 19, 2018, we completed a primary follow-on offering of 34,500,000 shares of common stock at an offering price of $21.00 per share for an aggregate offering value of $724.5 million, resulting in net proceeds of $694.2 million. We used the net proceeds from the offering to pay the aggregate purchase price of $700.0 million for the recently completed acquisition of the land and real estate assets of Greektown and related fees and expenses.
June 2019
On June 28, 2019, we completed a primary follow-on offering of (i) 50,000,000 (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) shares of common stock at an offering price of $21.50 per share for an aggregate offering value of $1.1 billion, resulting in net proceeds, after the deduction of the underwriting discount and expenses, of $1.0 billion and (ii) 65,000,000 shares of common stock that are subject to forward sale agreements to be settled by September 26, 2020. We did not initially receive any proceeds from the sale of the shares of common stock subject to the forward sale agreements that were sold by the forward purchasers or their respective affiliates (collectively the “Forward Sale Agreements”). We determined that the Forward Sale Agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
We expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the Forward Sale Agreements. The settlement of the Forward Sales Agreements is calculated based on the forward sale price ($21.50) as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the Forward Sale Agreements. As of December 31, 2019, based on these adjustments, the forward share price was $19.96 and would result in us receiving $1.3 billion in cash proceeds if we were to physically settle the Forward Sale Agreements. Alternatively, if we were to net cash settle the Forward Share Agreements, it would result in a cash outflow of $346.2 million or if we were to net share settle the Forward

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale Agreements, it would result in us issuing 13.5 million shares. As of December 31, 2019, we have not settled any portion of the Forward Sale Agreements.
Further, the shares of common stock issuable upon settlement of the Forward Sale Agreements are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of our shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Sale Agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of our shares of common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We used a portion of the net proceeds from the offering for the Hard Rock Cincinnati Acquisition and the Century Portfolio Acquisition, and intend to use the remaining net proceeds from the offering and the proceeds upon settlement of the Forward Sales Agreements to fund a portion of the purchase price for the Eldorado Transaction and for general corporate purposes, which may include the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
On December 19, 2018, we entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2019, we sold a total of 6,107,633 shares under the at-the-market offering program for net proceeds of $128.3 million. Subsequent to the year end, on February 7, 2020, we sold 7,500,000 shares under the at-the-market offering program for net proceeds of $200.0 million. We have no obligation to sell the remaining shares available for sale under the at-the-market offering program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2019	2018
Beginning Balance January 1	404,729,616	300,278,938
Issuance of common stock in initial public offering	—	69,575,000
Issuance of common stock in primary follow-on offerings (1)	50,000,000	34,500,000
Issuance of common stock under the at-the-market offering program	6,107,633	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	167,493	375,678
Ending Balance December 31	461,004,742	404,729,616
____________________

(1)	Excludes the 65,000,000 shares issued in June 2019 subject to Forward Sale Agreements to be settled by September 26, 2020.

(2)	The years ended December 31, 2019 and 2018 excludes 157,512 share units and 133,491 share units, respectively, issued under the performance-based stock incentive program.
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2019 and 2018 were as follows:

Year Ended December 31, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975
December 12, 2019	December 27, 2019	January 9, 2020	October 1, 2019 - December 31, 2019	$0.2975

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2018
Declaration Date	Record Date	Payment Date	Period	Dividend
March 15, 2018 (1)	March 29, 2018	April 13, 2018	February 5, 2018 - March 31, 2018	$0.16
June 14, 2018	June 28, 2018	July 13, 2018	April 1, 2018 - June 30, 2018	$0.2625
September 17, 2018	September 28, 2018	October 11, 2018	July 1, 2018 - September 30, 2018	$0.2875
December 13, 2018	December 28, 2018	January 10, 2019	October 1, 2018 - December 31, 2018	$0.2875
____________________

(1)	The dividend was pro-rated for the period commencing upon the closing of our initial public offering and ending on March 31, 2018, based on a quarterly distribution rate of $0.2625 per share.
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the Forward Sale Agreements. The shares issuable upon settlement of the Forward Sale Agreements, as described in Note 11, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of our shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Sale Agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of shares of common stock would result in an increase in the number of shares outstanding and dilution to earnings per share.
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Determination of shares:
Weighted-average shares of common stock outstanding	435,071	367,226	227,829
Assumed conversion of restricted stock	566	91	156
Assumed settlement of Forward Sale Agreements	3,516	—	—
Diluted weighted-average shares of common stock outstanding	439,153	367,317	227,985

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and Diluted Earnings Per Share

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands, except per share data)	2019	2018
Basic:
Net income attributable to common stockholders	$545,964	$523,619	$42,662
Weighted-average shares of common stock outstanding	435,071	367,226	227,829
Basic EPS	$1.25	$1.43	$0.19

Diluted:
Net income attributable to common stockholders	$545,964	$523,619	$42,662
Diluted weighted-average shares of common stock outstanding	439,153	367,317	227,985
Diluted EPS	$1.24	$1.43	$0.19

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2019, 11,899,660 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2019 and 2018 and the period from October 6, 2017 through December 31, 2017, the Company granted approximately 177,000, 172,000 and 124,000, shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of three to four years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2019 and 2018 the Company granted approximately 158,000 and 133,000 restricted stock units, respectively, under the Plan subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 2.5% - 2.7% and an expected price volatility of 13.3% - 20.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
(In thousands)	2019	2018
Stock-based compensation expense	$5,223	$2,342	$1,385

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the activity of our incentive stock, time-based restricted stock and performance-based restricted stock units:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of Formation Date	—	$—
Granted	174,572	15.41
Vested	(50,962)	14.90
Forfeited	—	—
Canceled	—	—
Outstanding as of December 31, 2017	123,610	15.61
Granted	336,980	19.37
Vested	(59,954)	10.18
Forfeited	(2,383)	16.88
Canceled	—	—
Outstanding as of December 31, 2018	398,253	19.60
Granted	338,788	22.03
Vested	(121,786)	18.57
Forfeited	(13,783)	20.44
Canceled	—	—
Outstanding as of December 31, 2019	601,472	$21.16

As of December 31, 2019, there was $7.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
Note 14 — Income Taxes
We conduct our operations as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. We intend to meet those requirements and as a result, we generally will not be subject to federal income tax except for the TRS operations.
The TRS operations (represented by the four golf course businesses) are able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain of our activities which occur within our TRS operations are subject to federal and state income taxes. Accordingly, our tax provision and deferred tax analysis are primarily from the results of TRS activities.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,						Period from October 6, 2017 to December 31, 2017
	2019			2018
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,100	$46	$1,146	$1,693	$(459)	$1,234	$—	$(1,909)	$(1,909)
State	563	(4)	559	126	81	207	11	(3)	8
Income tax expense (benefit)	$1,663	$42	$1,705	$1,819	$(378)	$1,441	$11	$(1,912)	$(1,901)

At December 31, 2019 and 2018, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Federal net operating loss	$—	$—
Accruals, reserves and other	96	117
Total deferred tax assets	96	117
Deferred tax liabilities:
Land, buildings and equipment, net	(3,478)	(3,457)
Total deferred tax liabilities	(3,478)	(3,457)
Net deferred tax liability	$(3,382)	$(3,340)

The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% in 2019 and 2018 and 35% in 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Period from October 6, 2017 to December 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$116,757	21.0%	$112,326	21.0%	$15,414	35.0%
REIT income not subject to federal income tax	(115,395)	(20.8)	(111,035)	(20.8)	(14,897)	(33.8)
Pre-tax gain attributable to taxable subsidiaries	1,362	0.3	1,291	0.2	517	1.2
State income taxes, net of federal benefits	542	0.1	187	—	5	—
Non-deductible expenses and other	(199)	—	(37)	—	—	—
Impact of Tax Reform on deferred tax liability	—	—	—	—	(2,423)	(5.5)
Income tax expense (benefit)	$1,705	0.3%	$1,441	0.2%	$(1,901)	(4.3)%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We declared dividends of $1.17 per common share and $0.9975 per common share during the years ended December 31, 2019 and 2018, respectively. We did not declare any dividends during the period from October 6, 2017 through December 31, 2017. For U.S. Federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2019 and 2018 are characterized as follows:

	Year Ended December 31,
($ per share)	2019	2018
Ordinary dividends	$0.8465	$0.9251
Section 199A dividends (1)	$0.8159	$0.9251
Qualified dividend (1)	$0.0306	$—

Non-dividend distribution	$0.0985	$—
____________________

(1)	These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2019, we had estimated NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2019, the 2017, 2018 and 2019 tax years remain subject to examination by taxing authorities. Since our formation occurred in 2017, there are no prior tax years subject to examination.
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
The following tables present certain information with respect to our segments:

	Year Ended December 31, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$865,858	$28,940	$894,798
Operating income	836,275	6,224	842,499
Interest expense	(248,384)	—	(248,384)
Loss on extinguishment of debt	(58,143)	—	(58,143)
Income before income taxes	549,503	6,483	555,986
Income tax expense	470	1,235	1,705
Net income	549,033	5,248	554,281
			—
Depreciation	16	3,815	3,831

Total assets	$13,177,318	$88,301	$13,265,619
Total liabilities	$5,199,029	$17,601	$5,216,630

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$870,776	$27,201	$897,977
Operating income	751,803	6,151	757,954
Interest expense	(212,663)	—	(212,663)
Loss on extinguishment of debt	(23,040)	—	(23,040)
Income before income taxes	527,407	6,151	533,558
Income tax expense	—	(1,441)	(1,441)
Net income	527,407	4,710	532,117

Depreciation	7	3,679	3,686

Total assets	$11,247,637	$85,731	$11,333,368
Total liabilities	$4,424,861	$7,485	$4,432,346

	Period from October 6, 2017 to December 31, 2017
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$181,258	$6,351	$187,609
Operating income	142,722	1,474	144,196
Interest expense	(63,354)	—	(63,354)
Loss on extinguishment of debt	(38,488)	—	(38,488)
Income before income taxes	41,162	1,474	42,636
Income tax expense	—	1,901	1,901
Net income	41,162	3,375	44,537

Depreciation	—	751	751
____________________

(1)	Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Note 16 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on January 9, 2020, as described in Note 11, and the closing of the JACK Cleveland/Thistledown Acquisition on January 24, 2020, as described in Note 4, the repricing of the Term Loan B Facility on January 24, 2020, as described in Note 7, the sale of common stock under the at-the-market offering program on February 7, 2020, as described in Note 11 and the February 2020 Senior Unsecured Notes offering that closed on February 5, 2020 and the repayment of the Second Lien Notes on February 20, 2020, as described in Note 7, there were no other events relative to the Financial Statements that require additional disclosure.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 — Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	Quarter Ended
($ in thousands except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$237,537	$222,513	$220,746	$214,002
Operating income	226,758	208,380	205,495	201,866
Net income	100,713	146,515	154,127	152,926
Net income attributable to common stockholders	98,631	144,435	152,049	150,849
Net income per common share
Basic and Diluted	$0.21	$0.31	$0.37	$0.37
Dividends per share	$0.2975	$0.2975	$0.2875	$0.2875

	Quarter Ended
($ in thousands except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$226,039	$232,687	$220,975	$218,276
Operating income	195,682	184,100	189,448	188,724
Net income	144,631	132,024	141,359	114,103
Net income attributable to common stockholders	142,541	129,912	139,044	112,122
Net income per common share
Basic and diluted	$0.37	$0.35	$0.38	$0.33
Dividends per share	$0.2875	$0.2875	$0.2625	$0.1600

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
Bankruptcy
On January 15, 2015, CEOC and certain of its subsidiaries (the “Caesars Debtors”) voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). As a result of this filing, CEOC operated as a debtor-in-possession under the Bankruptcy Code. Because each of the four golf courses were owned by Caesars Debtor entities, the Outdoor Business was also considered a debtor-in-possession prior to the Formation Date. CEOC’s plan of reorganization was confirmed by the Bankruptcy Court on January 17, 2017.
Transfer of Operations and Assets to VICI
On the Formation Date, pursuant to the Bankruptcy Plan, subsidiaries of CEOC contributed the ownership of the Business to VICI Properties Inc. (“VICI”). Following the Formation, the assets, liabilities and operations of the Business are now included in VICI Golf LLC (“VICI Golf”), a Delaware limited-liability company. VICI Golf is a wholly owned subsidiary of VICI. VICI is a separate entity initially owned by certain former creditors of CEOC.
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

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$13,912	$377,704
Restricted cash	—	48
Short-term investments	—	520,877
Other assets	159	2,150
Due from affiliates	838	133
Investment in subsidiaries	8,087,905	6,033,310
Total assets	$8,102,814	$6,934,222

Liabilities
Other liabilities	$576	$486
Dividends payable	137,056	116,287
Total liabilities	137,632	116,773

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 461,004,742 and 404,729,616 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4,610	4,047
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2019 and 2018	—	—
Additional paid in capital	7,817,582	6,648,430
Accumulated other comprehensive loss	(65,078)	(22,124)
Retained earnings	208,068	187,096
Total stockholders’ equity	7,965,182	6,817,449
Total liabilities and stockholders’ equity	$8,102,814	$6,934,222

See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
	2019	2018
Expenses
General and administrative	—	78	—
Total expenses	—	78	—

Equity in earnings of investment in subsidiary	$532,699	$516,116	$—
Interest income	13,265	7,581	282
Income before income taxes	545,964	523,619	282
Income taxes	—	—	—
Net income	$545,964	$523,619	$282

Other comprehensive income
Net income	$545,964	$523,619	$282
Unrealized loss on cash flow hedges - investment in subsidiaries	(42,954)	(22,124)	—
Comprehensive income	$503,010	$501,495	$282

See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from October 6, 2017 to December 31, 2017
	2019	2018
Cash flows from operating activities
Net income	$545,964	$523,619	$282
Adjustments to reconcile net income to cash flows provided by operating activities:
Equity in income from subsidiaries	(532,699)	—	—
Distributions of earnings from subsidiaries	13,334	—	—
Change in operating assets and liabilities:
Change in other assets	48	(2,150)	—
Change in other liabilities	1,370	270	—
Change in intercompany balances, net	(1,985)	(614)	98,813
Cash flows from operating activities	26,032	521,125	99,095

Cash flows from investing activities
Investment in subsidiary	(1,700,748)	(1,838,205)	(1,000,000)
Distributions from subsidiaries	232,875	357,781	—
Investments in short-term investments	(342,767)	(691,239)	—
Maturities of short-term investments	760,419	170,362	—
Cash flows used in investing activities	(1,050,221)	(2,001,301)	(1,000,000)

Cash flows from financing activities
Proceeds from follow-on offering of common stock	1,164,307	694,374	—
Proceeds from private placement of common stock	—	—	964,376
Proceeds from initial public offering of common stock	—	1,307,119	—
Dividends paid	(503,958)	(262,682)	—
Mandatory debt conversion costs	—	—	(13)
Cash flows provided by financing activities	660,349	1,738,811	964,363

Net increase in cash and cash equivalents	(363,840)	258,635	63,458
Cash, cash equivalents and restricted cash, beginning of period	377,752	119,117	55,659
Cash, cash equivalents and restricted cash, end of period	$13,912	$377,752	$119,117
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
VICI Properties 1 LLC (“VICI PropCo”), a Delaware limited liability company and an indirect wholly owned subsidiary of VICI Properties, Inc., has certain restrictions on its ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements. On December 22, 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) governing the Term Loan B Facility and the Revolving Credit Facility. The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement, as of the last day of any applicable fiscal quarter.
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture (the “Second Lien Notes Indenture”) by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc. (together, the “Second Lien Notes Issuers”), the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. The Second Lien Notes Indenture contains covenants that limit the Second Lien Notes Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to distribute cash dividends of 100% of our “real estate investment trust taxable income” within the meaning of Section 857(b)(2) of the Internal Revenue Code of 1986, as amended, certain restricted payments not to exceed the amount of our cumulative earnings (calculated pursuant to the Indenture as $30,000,000 plus 95% of our cumulative Adjusted Funds From Operations (as defined in the Indenture) less cumulative distributions, with certain other adjustments), and the ability to make restricted payments in an amount equal to the greater of 0.6% of Adjusted Total Assets (as defined in the Indenture) or $30,000,000. Subsequent to December 31, 2019, on February 20, 2020 we used the proceeds from the 2025 Notes to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, which resulted in a total redemption amount of approximately $537.5 million.
The November 2019 Senior Unsecured Notes were issued in November 2019, pursuant to indentures (the “2019 Senior Unsecured Notes Indentures”) by and among the Operating Partnership and VICI Note Co. Inc. (the “Co-Issuer” and, together with the Operating Partnership, the “2019 Senior Unsecured Notes Issuers”), the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee. The 2019 Senior Unsecured Notes Indentures contains covenants that limit the 2019 Senior Unsecured Notes Issuers’ and their restricted subsidiaries’ ability to, among other things: pursuant to a indenture agreements containing certain covenants limiting our ability (i) incur additional debt; (ii) create liens on assets; (iii) make distributions and pay dividends on or redeem or repurchase stock; (iv) make certain types of investments; (v) sell stock in certain subsidiaries; (vi) enter into agreements that restrict dividends or other payments from subsidiaries; (vii) enter into transactions with affiliates; (viii) issue guarantees of debt; and (ix) sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to fund a dividend or distribution by VICI that is believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the 2019 Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of, the Operating Partnership.
The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2019 was approximately $7.9 billion.

3.	Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 7 of the Company’s consolidated financial statements.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

			Acquisition Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	Land and Improvements	Building and Improvements	Land and Improvements	Building and Improvements	Total (a)	Accumulated Depreciation	Date Acquired	Useful Life
Caesars Palace Land	Las Vegas, Nevada		$1,010,967	$—	$—	$—	$1,010,967	$—	$1,010,967	$—	10/6/2017 (b)	N/A
Land Parcels subject to Non-CPLV Lease Agreement	Various	(c)	75,691	—	—	—	75,691	—	75,691	—	10/6/2017	N/A
Vacant, non-operating Land	Various		21,111	—	—	—	21,111	—	21,111	—	10/6/2017	N/A
Eastside Property (d)	Las Vegas, Nevada		73,600	—	—	—	73,600	—	73,600	—	10/6/2017	N/A
			$1,181,369	$—	$—	$—	$1,181,369	$—	$1,181,369	$—

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

(b) Octavius tower addition to the Land was acquired on July 11, 2018.
(c) Pledged to secure obligations under the Senior Secured Credit.
(d) The transaction to sell the Eastside Property to a subsidiary of Caesars closed on December 22, 2017. Due to a put/call option on the land parcels, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, we reclassified $73.6 million from Real estate investments accounted for using the operating method to Land.

A summary of activity for real estate assets and accumulated depreciation for the period October 6, 2017 to December 31, 2019 is as follows:

	Real Estate	Accumulated Depreciation
Balance as of October 6, 2017	$1,184,000	$—
Additions	—	—
Disposals	—	—
Depreciation expense	—	—
Balance as of December 31, 2017	$1,184,000	$—
Additions	10,967	—
Impairments	(12,334)	—
Disposals	(186)	—
Depreciation expense	—	—
Balance as of December 31, 2018	$1,182,447	$—
Additions	—	—
Impairments	—	—
Disposals	(1,078)	—
Depreciation expense	—	—
Balance as of December 31, 2019	$1,181,369	$—