Form 10-Q
period 2020-03-31
VICI PROPERTIES INC.
filed 2020-04-30
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2020, the registrant had 468,618,237 shares of its $0.01 par value common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Real estate portfolio:
Investments in leases - direct financing and sales-type, net	$10,330,728	$10,734,245
Investments in leases - operating	1,086,658	1,086,658
Investments in leases - financing receivables, net	794,055	—
Investments in loans, net	48,470	—
Land	94,711	94,711
Cash and cash equivalents	369,052	1,101,893
Restricted cash	2,002,032	—
Short-term investments	—	59,474
Other assets	181,507	188,638
Total assets	$14,907,213	$13,265,619
Liabilities
Debt, net	$6,754,485	$4,791,563
Accrued interest	51,162	20,153
Deferred financing liability	73,600	73,600
Deferred revenue	476	70,340
Dividends payable	139,304	137,056
Other liabilities	164,155	123,918
Total liabilities	7,183,182	5,216,630

Commitments and contingent liabilities (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 468,616,540 and 461,004,742 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,686	4,610
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	8,018,568	7,817,582
Accumulated other comprehensive loss	(118,216)	(65,078)
Retained (deficit) earnings	(262,470)	208,069
Total VICI stockholders’ equity	7,642,568	7,965,183
Non-controlling interest	81,463	83,806
Total stockholders’ equity	7,724,031	8,048,989
Total liabilities and stockholders’ equity	$14,907,213	$13,265,619
_______________________________________________________
Note: As of March 31, 2020 our Investments in leases - direct financing and sales-type, Investments in leases - financing receivables and Investments in loans are net of $400.4 million, $56.6 million and $1.9 million of Allowance for credit losses, respectively. The credit loss standard does not require retrospective application and as such there is no corresponding allowance as of December 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Income from direct financing and sales-type leases	$224,252	$195,750
Income from operating leases	10,913	10,913
Income from lease financing receivables and loans	12,843	—
Tenant reimbursements and other income	693	—
Golf operations	6,300	7,339
Revenues	255,001	214,002

Operating expenses
General and administrative	7,015	6,225
Depreciation	867	930
Tenant reimbursements and other expenses	703	—
Golf operations	4,370	4,092
Change in allowance for credit losses	149,508	—
Transaction and acquisition expenses	4,517	889
Total operating expenses	166,980	12,136
Operating income	88,021	201,866

Interest expense	(76,093)	(53,586)
Interest income	5,520	5,167
Loss from extinguishment of debt	(39,059)	—
(Loss) income before income taxes	(21,611)	153,447
Income tax expense	(454)	(521)
Net (loss) income	(22,065)	152,926
Less: Net income attributable to non-controlling interest	(1,947)	(2,077)
Net (loss) income attributable to common stockholders	$(24,012)	$150,849

Net (loss) income per common share
Basic	$(0.05)	$0.37
Diluted	$(0.05)	$0.37

Weighted average number of shares of common stock outstanding
Basic	465,177,425	405,733,656
Diluted	465,177,425	406,035,025

Other comprehensive income
Net (loss) income attributable to common stockholders	$(24,012)	$150,849
Unrealized loss on cash flow hedges	(53,138)	(17,191)
Comprehensive (loss) income attributable to common stockholders	$(77,150)	$133,658
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	150,849	150,849	2,077	152,926
Issuance of common stock, net	62	128,203	—	—	128,265	—	128,265
Distributions to non-controlling interest	—	—	—	—	—	(2,031)	(2,031)
Dividends declared ($0.2875 per common share)	—	—	—	(118,154)	(118,154)	—	(118,154)
Stock-based compensation, net of forfeitures	1	1,050	—	—	1,051	—	1,051
Unrealized loss on cash flow hedges	—	—	(17,191)	—	(17,191)	—	(17,191)
Balance as of March 31, 2019	$4,110	$6,777,683	$(39,315)	$219,791	$6,962,269	$83,619	$7,045,888

Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net loss	—	—	—	(24,012)	(24,012)	1,947	(22,065)
Issuance of common stock, net	75	199,802	—	—	199,877	—	199,877
Distributions to non-controlling interest	—	—	—	—	—	(2,042)	(2,042)
Dividends declared ($0.2975 per common share)	—	—	—	(139,413)	(139,413)	—	(139,413)
Stock-based compensation, net of forfeitures	1	1,184	—	—	1,185	—	1,185
Unrealized loss on cash flow hedges	—	—	(53,138)	—	(53,138)	—	(53,138)
Balance as of March 31, 2020	$4,686	$8,018,568	$(118,216)	$(262,470)	$7,642,568	$81,463	$7,724,031

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(22,065)	$152,926
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	2,924	(2,512)
Stock-based compensation	1,350	1,051
Depreciation	867	930
Amortization of debt issuance costs and original issue discount	6,299	1,465
Change in allowance for credit losses	149,508	—
Loss on extinguishment of debt	39,059	—
Change in operating assets and liabilities:
Other assets	1,111	(3,215)
Accrued interest	31,009	10,518
Deferred revenue	(69,864)	(43,250)
Other liabilities	(2,752)	(2,271)
Net cash provided by operating activities	137,446	115,642

Cash flows from investing activities
Investments in leases - financing receivables	(847,035)	—
Investments in loans	(50,343)	—
Investments in leases - direct financing and sales-type	—	(264,527)
Principal repayments of lease financing receivables	344	—
Capitalized transaction costs	(690)	(485)
Investments in short-term investments	—	(24,783)
Maturities of short-term investments	59,474	188,782
Proceeds from sale of land	—	1,044
Acquisition of property and equipment	(1,329)	(1,191)
Net cash used in investing activities	(839,579)	(101,160)

Cash flows from financing activities
Proceeds from offering of common stock, net	199,877	128,085
Proceeds from February 2020 Senior Unsecured Notes	2,500,000	—
Redemption of Second Lien Notes	(537,538)	—
Repurchase of stock for tax withholding	(165)	—
Debt issuance costs	(51,675)	—
Distributions to non-controlling interest	(2,042)	(2,031)
Dividends paid	(137,133)	(116,341)
Net cash provided by financing activities	1,971,324	9,713

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	1,269,191	24,195
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447
Cash, cash equivalents and restricted cash, end of period	$2,371,084	$622,642

Supplemental cash flow information:
Cash paid for interest	$38,784	$41,601
Cash paid for income taxes	$—	$700
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$139,413	$118,154
Deferred transaction costs payable	$1,525	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words “VICI,” the “Company,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation.
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
(UNAUDITED)
“Eldorado/Caesars Merger” refers to the merger contemplated under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado.
“February 2020 Senior Unsecured Notes” refers collectively to the 2025 Notes, the 2027 Notes and the 2030 Notes.
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
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019 (and previously referred to in certain prior filings as JACK Cincinnati).
“Hard Rock Cincinnati Lease Agreement” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time, which will be combined with the CPLV Lease Agreement into a single Las Vegas master lease upon the closing of the Eldorado Transaction.
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
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and the JACK Cleveland/Thistledown Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Master Transaction Agreement” or “MTA” refers to the master transaction agreement with Eldorado relating to the Eldorado Transaction.
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties leased to Caesars other than the facilities in Joliet, Illinois, as amended from time to time.
“November 2019 Senior Unsecured Notes” refers collectively to the 2026 Notes and the 2029 Notes.
“Operating Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“Penn National” refers to Penn National Gaming, Inc., a Pennsylvania Corporation, and, as the context requires, its subsidiaries.

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
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, the remaining $498.5 million aggregate principal amount outstanding as of December 31, 2019 of which was redeemed in full on February 20, 2020.
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time.

“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of our golf segment business.

“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consists of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. As of March 31, 2020, our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. We also own and operate four championship golf courses located near certain of our properties.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impact, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in the closure of substantially all of our tenants’ operations at our properties. The full extent to which the COVID-19 pandemic ultimately impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties remain closed and our tenants’ financial performance during the closure and following reopening. We will continue to closely monitor the impact of the COVID-19 pandemic on us, our tenants and our pending transactions. All of our tenants made their April 2020 rent payments in full.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
As of March 31, 2020, restricted cash was solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering to be used to consummate the Eldorado Transaction. As of March 31, 2019, restricted cash was primarily comprised of funds paid by us into a restricted account for a lender required furniture, fixtures and equipment (“FF&E”) replacement reserve for the CPLV CMBS Debt.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$369,052	$598,276
Restricted cash	2,002,032	24,366
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$2,371,084	$622,642
Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
for sale securities. The related income is recognized as interest income in our Statement of Operations. We had $59.5 million of short-term investments as of December 31, 2019. We did not have any short-term investments as of March 31, 2020.
Investments in Leases - Direct Financing and Sales-Type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component, unless the impact of doing so is immaterial. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Due to the nature of our assets, the net investment in the lease is generally equal to the purchase price of the asset, and the land and building components of an investment generally have the same lease classification.
Upon adoption of ASC 842 on January 1, 2019, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. As such, we have not reassessed the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
The Caesars Lease Agreements continue to be accounted for as direct financing leases and are included within Investments in leases - direct financing and sales-type, net on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and is included in Investments in leases - operating on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 is consistent with the income recognition for our sales-type lease under ASC 842.
We determined that the land and building components of the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement and the Century Portfolio Lease Agreement meet the definition of a sales-type lease.
Investments in Leases - Financing Receivables, net
For leases determined to be sales-type leases, we further assess to determine whether the transaction is considered a sale leaseback transaction. If we determine that the lease meets the definition for a sale leaseback transaction, the lease is considered a lease financing receivable and is accounted for in accordance with ASC 310 “Receivables” (“ASC 310”). The accounting for a lease as an investment in leases - financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - direct financing and sales-type under ASC 842. We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meets the definition of a sales-type lease and further meets the definition for a sale leaseback transaction. As such, the JACK Cleveland/Thistledown Lease Agreement is accounted for in accordance with ASC 310 and presented as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses.
Investments in Loans, net
Investments in loans, representing our investment in the ROV Loan (as further defined in Note 4 - Property Transactions), are held-for-investment and are carried at historical cost, net of unamortized loan origination costs and fees and allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Income from Leases and Lease Financing Receivables
We recognize the related income from our direct financing leases, sales-type leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing leases, sales-type leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from direct financing and sales-type leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - direct financing and sales-type, net or Investments in leases - financing receivables, net, as applicable.
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
Initial direct costs incurred in connection with entering into investments classified as direct financing or sales-type leases are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations.
Loan origination fees and costs incurred in connection with entering into investments classified as lease financing receivables are included in the balance of the net investment and such amounts will be recognized as a reduction to Income from investments in loans and lease financing receivables over the life of the lease using the effective interest method.
Allowance for Credit Losses
In the current quarter, we adopted ASC 326 - “Credit Losses” (“ASC 326”) which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our investments in leases - direct financing and sales-type, investment in leases - financing receivables and investments in loans.
We have elected to use a discounted cash flow model to estimate the CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows.
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We were unable to use our historical data to estimate losses as we have no loss history to date.
The CECL allowance is recorded as a reduction to our net investments in leases - direct financing and sales type, investments in leases - financing receivables and investments in loans on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance in the Statement of Operations for the relevant period.
Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. For the three months ended March 31, 2020 there were no write-offs or recoveries.
Refer to Note 6 - Allowance for Credit Losses for further information.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impairment
We assess our investments in operating leases, land and property and equipment used in operations for impairment under ASC 360 - “Property, Plant and Equipment” (“ASC 360”) on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease.
Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. With respect to estimated expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows.
Tenant Reimbursements
Tenant reimbursements represent expenses that we incur as lessor that are the responsibility of our tenants pursuant to the applicable Lease Agreements. These expenses, and the related reimbursement revenue, are recorded on a gross basis in our Statement of Operations as required under GAAP.
We previously recorded tenant reimbursements as a component of General and administrative expenses on a net basis. In the current period, we have re-classified these amounts to be presented gross in Tenant reimbursements and other income with an offsetting amount in Tenant reimbursement and other expenses within the Statement of Operations. For the three months ended March 31, 2019 such amounts, included net in General and administrative expenses, were $0.7 million.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us, with the exception of Harrah’s Las Vegas which is guaranteed by a subsidiary of Caesars. Revenue from the Caesars Lease Agreements represented 82% and 97% of our lease revenues for the three months ended March 31, 2020 and 2019, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 29% and 34% of our lease revenue for the three months ended March 31, 2020 and 2019, respectively. Other than having a single tenant from which we derive and will continue to derive most of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Accounting Standard Update (“ASU”) No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through February 2020): This amended guidance changes how entities measure credit losses for most financial assets and certain other instruments, including direct financing and sales-type leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for credit losses.
As a result of the guidance, we are required to estimate and record non-cash credit losses related to our investments in leases - direct financing and sales-type, investments in lease - financing receivables and loans and expand our credit quality disclosures. The new standard did not materially impact any of our other financial assets or instruments that we currently have on our balance sheet.
We adopted the guidance on January 1, 2020 using the modified retrospective approach method of adoption. Under this method we recorded a cumulative-effect adjustment to our opening Balance Sheet as a reduction in our Investments in leases - direct financing and sales-type and a corresponding charge to retained (deficit) earnings. Such amount was determined by applying our methodology for estimating allowances for credit losses to our existing investments in leases - direct financing and sales-type as of January 1, 2020, which resulted in a $309.4 million cumulative adjustment, representing a 2.88% credit allowance upon adoption. Periods prior to the adoption date that are presented for comparative purposes are not adjusted.
Each time we enter into a new direct financing or sales-type lease, lease financing receivable or loan, we will be required to estimate a credit allowance which will result in a non-cash charge to the Statement of Operations and a corresponding reduction in our net investment in the asset. Finally, each reporting period we are required to update the estimated allowance for any estimated changes in the credit loss, with the resulting change being recorded on the Statement of Operations and a corresponding change in our net investment in the asset.
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-04 - Reference Rate Reform (Topic 848) - March 2020: This amended guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Specifically, the amendment provides accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We will evaluate the impact of the guidance and may apply the elections as and when applicable.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Property Transactions

2020 Transactions

Our significant activities in 2020, in reverse chronological order, are as follows:
Sale of Bally’s Atlantic City
Subsequent to March 31, 2020, on April 24, 2020, we and Caesars entered into definitive agreements to sell the Bally’s Atlantic City Hotel & Casino for $25.0 million to a subsidiary of Twin River Worldwide Holdings, Inc. We are entitled to receive approximately $19.0 million of the proceeds from the sale and Caesars is entitled to approximately $6.0 million of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition. The Bally’s Atlantic City transaction is subject to regulatory approvals and other closing conditions.
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Additionally, we made a $50 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The ROV Loan bears interest at 9.0% per annum for a period of five years with two one-year extension options. We determined that the land and building components of the JACK Cleveland/Thistledown Acquisition meet the definition of a sales-type lease and further meet the definition of a sale leaseback transaction as defined in ASC 842. Accordingly, we have classified these assets as Investments in leases - financing receivables on our Balance Sheet as a sale leaseback transaction that is accounted for as a lease financing receivable under ASC 310.
2019 Transactions
Our significant activities in 2019, in reverse chronological order, are as follows:
Sale of Harrah’s Reno
On December 31, 2019, we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset for $50.0 million to a third party. We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition, which remains conditioned upon the closing of the Eldorado/Caesars Merger and customary closing conditions.
Closing of Purchase of Century Portfolio
On December 6, 2019, we completed the previously announced transaction to acquire the Century Portfolio, comprised of the land and real estate assets of  (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The Century Portfolio Lease Agreement has an aggregate initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenants’ obligations under the Century Portfolio Lease Agreement are guaranteed by Century Casinos. We determined that the land and building components of the Century Portfolio Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Closing of Purchase of Hard Rock Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of Hard Rock Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the Hard Rock Cincinnati Casino for $186.5 million (together, the “Hard Rock Cincinnati Acquisition”). Simultaneous with the closing of the Hard Rock Cincinnati Acquisition, we entered into a triple-net lease agreement for Hard Rock Cincinnati with a subsidiary of Hard Rock. The Hard Rock Cincinnati Lease Agreement has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Hard Rock Cincinnati Lease Agreement are guaranteed by Seminole Hard Rock Entertainment, Inc. We determined that the land and building components of the Hard Rock Cincinnati Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.
Eldorado Transaction
On June 24, 2019, we entered into the Master Transaction Agreement with Eldorado relating to the Eldorado Transaction, as described below, which is conditioned upon consummation of the closing of the merger contemplated under an Agreement and Plan of Merger (the “Eldorado/Caesars Merger Agreement”) pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado. Upon closing of the merger, Eldorado will be renamed Caesars. Any references to Eldorado in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the closing of the Eldorado/Caesars Merger, as applicable.
The Eldorado Transaction and the Eldorado/Caesars Merger are both subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the Eldorado/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of cash on hand, proceeds from the physical settlement of the Forward Sales Agreements, as described in Note 12 - Stockholders’ Equity, and proceeds held in escrow from our February 2020 Senior Unsecured Notes offering.
The Master Transaction Agreement contemplates the following transactions:
•Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,823.5 million (which reflects a purchase price adjustment of $14.0 million related to Harrah’s New Orleans) (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition the Non-CPLV Lease Agreement will be amended to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property Acquisitions are consummated concurrent with the closing of the Eldorado/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
•CPLV Lease Agreement Amendment. In consideration of a payment by us to Eldorado of $1,189.9 million, we and Eldorado will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.
•HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to Eldorado of $213.8 million, we and Eldorado will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.
•Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the Eldorado/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with Eldorado, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Eldorado will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.
•Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with Eldorado (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that Eldorado proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Eldorado elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Eldorado on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.
•Horseshoe Baltimore ROFR. We and Eldorado agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset) (the “Horseshoe Baltimore ROFR”).
•Lease Guaranties and MLSA Terminations. Eldorado will execute new guaranties (the “Eldorado Guaranties”) of the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
•Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the Eldorado/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Eldorado mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.
•CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the Eldorado/Caesars Merger. Eldorado has agreed to reimburse us for 50% of our out-of-pocket costs in connection with the prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the Eldorado/Caesars Merger is consummated). In November 2019, we repaid the CPLV CMBS Debt in full resulting in a prepayment penalty of $110.8 million, $55.4 million of which Eldorado is obligated to reimburse us for under the MTA.
•Eldorado Bridge Facilities. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the issuance of the November 2019 Senior Unsecured Notes, the commitments

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the issuance of the February 2020 Senior Unsecured Notes we placed $2.0 billion of the net proceeds into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion.
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
If the Master Transaction Agreement is terminated by Eldorado under certain circumstances where we have a financing failure, we may be obligated to pay Eldorado a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the Eldorado/Caesars Merger closes, under certain circumstances, we may be obligated to pay Eldorado a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the Eldorado/Caesars Merger does not close for any reason, under certain circumstances, Eldorado may be obligated to pay us a termination fee of $75.0 million. For more information, refer to Part II. Item 1A. Risk Factors herein and to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The lease has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The lease has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Due to the put/call option on the land parcels, it was determined that the transaction does not meet the requirements of a completed sale for accounting purposes. As a result, at December 31, 2017, we reclassified $73.6 million from Investments in leases - operating to Land and recorded a $73.6 million Deferred financing liability on our Balance Sheet.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Real Estate Portfolio
As of March 31, 2020, our real estate portfolio consisted of the following:
•Investments in leases - direct financing and sales-type, representing our investment in 26 casino assets leased on a triple net basis to our tenants, Caesars, Penn National, Hard Rock and Century Casinos, under eight separate lease agreements;
•Investments in leases - operating, representing the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement;
•Investments in leases - financing receivables, representing our investment in two casino assets leased on a triple net basis to our tenant JACK Entertainment;
•Investments in loans, representing our investment in the ROV Loan; and
•Land, representing our investment in the Eastside Property and certain non-operating, vacant land parcels contained in the Non-CPLV Lease Agreement.
The following is a summary of the balances of our real estate portfolio as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Minimum lease payments receivable under direct financing and sales-type leases (1)	$31,233,640	$31,460,712
Estimated residual values of leased property (not guaranteed)	2,525,469	2,525,469
Gross investment in direct financing and sales-type leases	33,759,109	33,986,181
Unamortized initial direct costs	42,761	42,819
Less: Unearned income	(23,070,752)	(23,294,755)
Less: Allowance for credit losses	(400,390)	—
Investments in leases - direct financing and sales-type, net	10,330,728	10,734,245
Investments in leases - operating	1,086,658	1,086,658
Investments in leases - financing receivables, net	794,055	—
Total investments in leases, net	12,211,441	11,820,903
Investments in loans, net	48,470	—
Land	94,711	94,711
Total Real estate portfolio	$12,354,622	$11,915,614
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2020	2019
Income from direct financing and sales-type leases	$224,252	$195,750
Income from operating leases (1)	10,913	10,913
Income from lease financing receivables (2)	12,020	—
Total lease revenue	247,185	206,663
Non-cash adjustment (3)	3,254	(2,512)
Total contractual lease revenue	$250,439	$204,151
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement.
(2) Represents the JACK Cleveland/Thistledown Lease Agreement which, in accordance with ASC 842, was determined to meet both the definition of a sale leaseback transaction and sales-type lease and, as a result, is accounted for as a financing under ASC 310.
(3) Amounts represent the non-cash adjustment to income from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At March 31, 2020, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases, as well as leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Direct Financing and Sales-Type	Operating	Financing Receivables	Total
2020 (remaining)	$683,223	$32,740	$49,410	$765,373
2021	916,720	43,653	66,484	1,026,857
2022	927,351	43,653	67,149	1,038,153
2023	942,285	43,653	68,128	1,054,066
2024	954,569	43,653	68,212	1,066,434
2025	954,765	43,653	68,212	1,066,630
Thereafter	25,854,727	1,171,362	1,983,840	29,009,929
Total	$31,233,640	$1,422,367	$2,371,435	$35,027,442

Weighted Average Lease Term (2)	32.8	32.6	34.8	32.9
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) The minimum lease payments and weighted average remaining lease term assumes the exercise of all tenant renewal options, consistent with our conclusions under ASC 842 and ASC 310.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements (which does not reflect the modifications to the Caesars Lease Agreements contemplated in connection with the closing of the Eldorado Transaction):

($ In thousands)
Lease Provision (1)	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Initial Term	15 years	15 years	15 years
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Current annual rent (2)	$508,534	$207,745	$89,157
Escalator commencement	Lease year two	Lease year two	Lease year two
Escalator (3)	Lease years 2-5 - 1.5% Lease years 6-15 - Consumer price index (“CPI) subject to 2% floor	CPI subject to 2% floor	Lease years 2-5 - 1% Lease years 6-15 - CPI subject to 2% floor
EBITDAR to Rent Ratio floor (4)	1.2x commencing lease year 8	1.7x commencing lease year 8	1.6x commencing lease year 6
Variable Rent commencement/reset	Lease years 8 and 11	Lease years 8 and 11	Lease years 8 and 11
Variable Rent split (5)	Lease years 8-10 - 70% Base Rent and 30% Variable Rent Lease years 11-15- 80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent	80% Base Rent and 20% Variable Rent
Variable Rent percentage (5)	4%	4%	4%
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
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2020 and 2019.
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
(2) In February 2020, the performance basis of such ratio was adjusted from a 1.9x EBITDAR ratio to a 6.1x net revenue ratio. In the event that the net revenue or EBITDAR to rent ratio coverage, as applicable, is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue or EBITDAR to rent ratio coverage, as applicable, provided that the amount shall never result in a decrease to the prior year’s rent. In relation to the Greektown Lease Agreement, the EBITDAR to rent ratio floor is conditioned upon obtaining a favorable private letter ruling from the Internal Revenue Service.
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the three months ended March 31, 2020 we recognized approximately $60 in contingent rent in relation to the Margaritaville Lease Agreement escalation. No such rent has been recognized for the three months ended March 31, 2019. In relation to the Greektown Lease Agreement, no such rent has been recognized for the three months ended March 31, 2020 and 2019.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of our Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current base rent (1)	$42,750
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease years 5-15 - The greater of 2% or the change in CPI unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% base rent and 20% variable rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year which is the period from September 20, 2019 through September 30, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2020 and 2019.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.

Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of our Century Portfolio Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,000
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in CPI
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year which is the period from December 6, 2019 through December 31, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2020 and 2019.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
JACK Cleveland/Thistledown Lease Agreement - Overview
The following is a summary of the material lease provisions of our JACK Cleveland/Thistledown Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Renewal terms	Four, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-6 - 1.5% Lease Years 7-15 - The greater of 1.5% or the change in CPI capped at 2.5%
Net revenue to rent ratio floor	4.9x in any lease year (commencing in lease year 5) - if the coverage ratio is below the stated amount, there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year which is the period from January 24, 2020 through January 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2020 and 2019.
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

Provision	Non-CPLV Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	1% of net revenues commencing in 2022
Rolling three-year minimum (2)	$225 million	$84 million	N/A
Initial minimum capital expenditure	N/A	N/A	$171 million (2017 - 2021)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the capital expenditure requirements of the respective tenants under the Penn National Lease Agreements, Hard Rock Cincinnati Lease Agreement, Century Portfolio Lease Agreement and JACK Cleveland/Thistledown Lease Agreement:

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
Note 6 — Allowance for Credit Losses
Adoption of ASC 326
On January 1, 2020, we adopted ASC 326 and, as a result, we are required to estimate and record non-cash credit losses related to our historical and any future investments in direct financing and sales-type leases, lease financing receivables and loans. Upon adoption, we recorded a $309.4 million cumulative adjustment, representing a 2.88% CECL allowance. Such amount was recorded as a cumulative-effect adjustment to our opening balance sheet with a reduction in our Investments in leases - direct financing and sales-type and a corresponding charge to retained (deficit) earnings. Periods prior to the adoption date that are presented for comparative purposes are not adjusted or disclosed.
Allowance for Credit Losses
During the three months ended March 31, 2020 we recognized a $149.5 million increase in our allowance for credit losses. Of this amount, approximately $127.4 million related to an increase in the credit risk of our tenants given the uncertain economic conditions caused by the COVID-19 pandemic and the current closures of their operations, including at our properties. The increase in the CECL allowance was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants as well as the utilization of forecasted scenarios that incorporate the expected negative impact of the COVID-19 pandemic on the economy and (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt. Additionally, we recognized a $22.2 million CECL allowance related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three months ended March 31, 2019.
As of March 31, 2020 and December 31, 2019, and since our Formation Date, all of our Lease Agreements and the ROV Loan are current in payment of their obligations to us and no investments are on non-accrual status. Additionally, to the best of our knowledge, none of our tenants were in contravention of any of the Lease Agreements.
The following tables detail the allowance for credit losses included as a component in our investments in leases - direct financing and sales-type, Investments in leases - financing receivables and investments in loans as of March 31, 2020 and January 1, 2020, the date of adoption:

	March 31, 2020
(In thousands, except for %)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - direct financing and sales-type	$10,731,118	$(400,390)	$10,330,728	3.73%
Investments in leases - financing receivables	850,675	(56,620)	794,055	6.66%
Investments in loans	50,330	(1,860)	48,470	3.70%
Totals	$11,632,123	$(458,870)	$11,173,253	3.94%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	January 1, 2020
(In thousands, except for %)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - direct financing and sales-type	$10,734,245	$(309,362)	$10,424,883	2.88%
Investments in leases - financing receivables	—	—	—	—%
Investments in loans	—	—	—	—%
Totals	$10,734,245	$(309,362)	$10,424,883	2.88%
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2020:

(In thousands)	Three Months Ended March 31, 2020
Beginning Balance December 31, 2019	$—
Initial allowance upon adoption	309,362
Initial allowance from current period acquisitions	22,158
Current period change in credit allowance	127,350
Write-offs	—
Recoveries	—
Ending Balance March 31, 2020	$458,870
Credit Quality Indicators
We assess the credit quality of our investments through the credit ratings of the senior secured debt of the guarantors of our leases, as we believe that our Lease Agreements have a similar credit profile to a senior secured debt instrument. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the guarantor of one of our Lease Agreements does not have senior secured debt with a credit rating, we use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the Long-term Period PD when estimating credit losses for each investment.
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2020 and January 1, 2020, the date of adoption:

	March 31, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	Total
Investments in leases - direct financing, sales-type and financing receivable and investments in loans	$561,349	$—	$9,889,284	$901,005	$280,485	$11,632,123

	January 1, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	Total
Investments in leases - direct financing, sales-type and financing receivable and investments in loans	$1,527,776	$—	$8,926,229	$280,240	$—	$10,734,245

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Property and equipment used in operations, net	$70,868	$70,406
Other receivables	56,885	60,111
Lease assets	26,439	26,426
Debt financing costs	11,352	14,575
Deferred acquisition costs	8,443	11,134
Tenant receivables	2,381	—
Prepaid expenses	1,741	3,252
Interest receivable	1,642	1,626
Other	1,756	1,108
Total other assets	$181,507	$188,638
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Land and land improvements	$59,346	$59,346
Buildings and improvements	14,805	14,805
Furniture and equipment	5,852	4,523
Total property and equipment used in operations	80,003	78,674
Less: accumulated depreciation	(9,135)	(8,268)
Total property and equipment used in operations, net	$70,868	$70,406

	Three Months Ended March 31,
(In thousands)	2020	2019
Depreciation expense	$867	$930
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Derivative liability	$118,216	$65,078
Lease liabilities	26,449	26,426
Other accrued expenses	13,897	21,023
Deferred income taxes	3,396	3,382
Accrued payroll and other compensation	1,755	7,369
Accounts payable	442	640
Total other liabilities	$164,155	$123,918

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8— Debt
The following tables detail our debt obligations as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,077,344
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	738,593
2026 Notes	2026	4.250%	1,250,000	1,230,979
2027 Notes	2027	3.750%	750,000	738,493
2029 Notes	2029	4.625%	1,000,000	984,530
2030 Notes	2030	4.125%	1,000,000	984,546
Total Debt			$6,850,000	$6,754,485

($ in thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes (5)	2023	8.00%	498,480	498,480
Senior Unsecured Notes (4)
2026 Notes	2026	4.250%	1,250,000	1,231,227
2029 Notes	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. The Revolving Credit Facility initially bore interest at LIBOR plus 2.25% and was subject to a 0.5% commitment fee. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three months ended March 31, 2020 the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. The Term Loan B Facility initially bore interest at LIBOR plus 2.25%. Upon our initial public offering, on February 5, 2018, the interest rate was reduced to LIBOR plus 2.00%. In connection with the repricing of the Term Loan B Facility in January of 2020, the interest rate was decreased to LIBOR plus 1.75%. As of March 31, 2020 and December 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
(5)The Second Lien Notes were redeemed in full on February 20, 2020 with proceeds from the February 2020 Senior Unsecured Notes.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum payments of our debt obligations as of March 31, 2020:

(In thousands)	Future Minimum Payments
2020 (remaining)	$—
2021	—
2022	10,000
2023	22,000
2024	2,068,000
2025	750,000
Thereafter	4,000,000
Total minimum repayments	$6,850,000
Senior Unsecured Notes
On November 26, 2019, the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Issuers”), wholly owned subsidiaries of the Company issued (i) $1,250 million in aggregate principal amount of 2026 Notes under an indenture dated as of November 26, 2019 (the “2026 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (the “Trustee”), and (ii) $1,000 million in aggregate principal amount of 2029 Notes under an indenture dated as of November 26, 2019 (the “2029 Notes Indenture” and, together with the 2026 Notes Indenture, the “2019 Senior Unsecured Notes Indentures”), among the Issuers, the subsidiary guarantors party thereto and the Trustee. We used a portion of the net proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses including the net prepayment penalty of $55.4 million. On January 24, 2020, the remaining net proceeds were used to pay for a portion of the purchase price of the JACK Cleveland/Thistledown Acquisition. The 2026 Notes will mature on December 1, 2026, and the 2029 Notes will mature on December 1, 2029. Interest on the 2026 Notes will accrue at a rate of 4.250% per annum, and interest on the 2029 Notes will accrue at a rate of 4.625% per annum.
On February 5, 2020, the Issuers issued (i) $750 million in aggregate principal amount of 2025 Notes under an indenture dated as of February 5, 2020 (the “2025 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and the Trustee, (ii) $750 million in aggregate principal amount of 2027 Notes under an indenture dated as of February 5, 2020 (the “2027 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and the Trustee and (iii) $1.0 billion in aggregate principal amount of 2030 Notes under an indenture dated as of February 5, 2020 (the “2030 Notes Indenture” and, together with the 2025 Notes Indenture and the 2027 Notes Indenture, the “2020 Senior Unsecured Notes Indentures”), among the Issuers, the subsidiary guarantors party thereto and the Trustee. The 2020 Senior Unsecured Notes Indentures, together with the 2019 Senior Unsecured Notes Indentures, are referred to as the “Senior Unsecured Notes Indentures”. We placed $2.0 billion of the net proceeds of the February 2020 Senior Unsecured Notes offering into escrow pending the consummation of the Eldorado Transaction, and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes accrues at a rate of 3.500% per annum, interest on the 2027 Notes accrues at a rate of 3.750% per annum and interest on the 2030 Notes accrues at a rate of 4.125% per annum.
The November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes (together, the “Senior Unsecured Notes”) were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act.
Interest on the November 2019 Senior Unsecured Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on June 1, 2020. Interest on the February 2020 Senior Unsecured Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each existing and future direct and

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
indirect wholly owned material domestic subsidiary of the Operating Partnership that incurs or guarantees certain bank indebtedness or any other material capital market indebtedness, other than certain excluded subsidiaries and the Co-Issuer.
The Operating Partnership and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated through entities that are not direct or indirect subsidiaries of the Operating Partnership or obligors of the Senior Unsecured Notes. Refer to “Note 15 - Segment Information” for more information about our segments.
The Issuers may redeem the 2025 Notes at any time prior to February 15, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2025 Notes, in whole or in part, at any time on or after February 15, 2022, at a redemption price of (i) 101.750% of the principal amount should such redemption occur before February 15, 2023, (ii) 100.875% of the principal amount should such redemption occur before February 15, 2024 and (iii) 100% of the principal amount should such redemption occur on or after February 15, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem the 2026 Notes at any time prior to December 1, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2026 Notes, in whole or in part, at any time on or after December 1, 2022 at the redemption price of (i) 102.125% of the principal amount should such redemption occur before December 1, 2023, (ii) 101.063% of the principal amount should such redemption occur before December 1, 2024 and (iii) 100% of the principal amount should such redemption occur on or after December 1, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem the 2027 Notes at any time prior to February 15, 2023, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2027 Notes, in whole or in part, at any time on or after February 15, 2023, at a redemption price of (i) 101.875% of the principal amount should such redemption occur before February 15, 2024, (ii) 100.938% of the principal amount should such redemption occur before February 15, 2025 and (iii) 100% of the principal amount should such redemption occur on or after February 15, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem the 2029 Notes at any time prior to December 1, 2024, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2029 Notes, in whole or in part, at any time on or after December 1, 2024 at the redemption price of (i) 102.313% of the principal amount should such redemption occur before December 1, 2025, (ii) 101.541% of the principal amount should such redemption occur before December 1, 2026, (iii) 100.771% of the principal amount should such redemption occur before December 1, 2027 and (iv) 100% of the principal amount should such redemption occur on or after December 1, 2027, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Issuers may redeem the 2030 Notes at any time prior to February 15, 2025, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. The Issuers may redeem the 2030 Notes, in whole or in part, at any time on or after February 15, 2025, at a redemption price of (i) 102.063% of the principal amount should such redemption occur before February 15, 2026, (ii) 101.375% of the principal amount should such redemption occur before February 15, 2027, (iii) 100.688% of the principal amount should such redemption occur before February 15, 2028 and (iv) 100% of the principal amount should such redemption occur on or after February 15, 2028, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, before December 1, 2022, the Issuers may redeem up to 40% of the November 2019 Senior Unsecured Notes with the net cash proceeds from certain equity offerings (i) at a redemption price of 104.250% of the principal amount redeemed in the case of the 2026 Notes and (ii) at a redemption price of 104.625% of the principal amount redeemed in the case of the 2029 Notes. However, the Issuers may only make such redemptions if at least 60% of the aggregate principal amount of the series of November 2019 Senior Unsecured Notes issued under the applicable 2019 Senior Unsecured Notes Indenture remains outstanding after the occurrence of such redemption. Before February 15, 2022, the Issuers may redeem up to 40% of the 2025 Notes with the net cash proceeds from certain equity offerings at a redemption price of 103.500% of the principal amount redeemed. Before February 15, 2023, the Issuers may redeem up to 40% of each of the 2027 Notes and the 2030 Notes, as applicable, with the net cash proceeds from certain equity offerings (i) at a redemption price of 103.750% of the principal amount redeemed in the case of the 2027 Notes and (ii) at a redemption price of 104.125% of the principal amount redeemed in the case of the 2030 Notes. However, the Issuers may only make such redemptions if at least 60% of the aggregate principal amount of the series of February 2020 Senior Unsecured Notes issued under the applicable February 2020 Senior Unsecured Notes Indenture remains outstanding after the occurrence of such redemption.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The 2027 Notes, the 2030 Notes and the portion of the 2025 Notes in excess of the amount applied to redeem the Second Lien Notes are subject to a special mandatory redemption (the “Special Mandatory Redemption Notes”), in accordance with the terms of the applicable Indentures, at a redemption price equal to 100% of the aggregate principal amount of the Special Mandatory Redemption Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of the special mandatory redemption, if (i) the transactions pursuant to the MTA (other than the MTA Properties Acquisitions) (such transactions, other than the MTA Properties Acquisitions, the “Specified MTA Transactions”) are not consummated on or before the End Date (as defined in accordance with the provisions of the MTA (as such date may be extended in accordance with the MTA, the “MTA Transaction Deadline”)), (ii) the Company determines that the Specified MTA Transactions will not be consummated on or before the MTA Transaction Deadline and gives written notice to the effect thereof to the applicable Trustee or (iii) the MTA is terminated in accordance with its terms or by agreement of the parties thereto. To the extent the Specified MTA Transactions close, but any of the MTA Properties Acquisitions does not, any net proceeds that the Issuers placed in escrow pending the consummation of such MTA Properties Acquisition would be available to finance future acquisitions, repay indebtedness or for general corporate purposes.
The Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that is believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of March 31, 2020, the restricted net assets of the Operating Partnership were approximately $7.5 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
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
Refer to Note 9 - Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities are subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee is equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee is equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and is payable as such commitments are terminated. For the three months ended March 31, 2020 we have recognized $2.6 million of fees related to the Bridge Facilities in Interest expense on our Statement of Operations.
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
Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020 we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2020, we are in compliance with all required covenants under our debt obligations.
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

As of March 31, 2020 and December 31, 2019, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2020	2019
Unrealized loss recorded in other comprehensive income	$53,138	$17,191
Interest recorded in interest expense	$5,580	$1,149

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

March 31, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$—	$—	$—	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$118,216	$—	$118,216	$—

	December 31, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$59,474	$—	$59,474	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$65,078	$—	$65,078	$—
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019 for which fair value is only disclosed are as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$794,055	$843,300	$—	$—
Investments in loans (1)	48,470	50,000	—	—
Cash and cash equivalents	369,052	369,052	1,101,893	1,101,893
Restricted cash	2,002,032	2,002,032	—	—
Financial liabilities:
Debt (2)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,077,344	1,932,000	2,076,962	2,110,500
Second Lien Notes	—	—	498,480	538,358
2025 Notes	738,593	685,312	—	—
2026 Notes	1,230,979	1,150,000	1,231,227	1,287,500
2027 Notes	738,493	703,125	—	—
2029 Notes	984,530	905,000	984,894	1,045,000
2030 Notes	984,546	952,500	—	—
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan, respectively, which were acquired on January 24, 2020. Given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2020 and 2030, respectively. The weighted average remaining lease term as of March 31, 2020 under our operating leases was 16.1 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Rent expense	$498	$364
Contractual rent	$323	$318
On May 10, 2019 we entered into a lease agreement for new office space in New York, NY for our corporate headquarters. The lease has a 10-year term, with one 5-year extension option and requires a fixed annual rent of $0.9 million. We determined the lease was an operating lease and the discount rate for the lease was determined to be 5.3% based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms.

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
As of March 31, 2020, we have a $17.8 million right of use asset and corresponding lease liability recorded in Other assets on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$1,189
2021	1,790
2022	1,808
2023	1,827
2024	1,847
2025	1,908
Thereafter	19,074
Total minimum lease commitments	$29,443
Discounting factor	11,651
Lease liability	$17,792
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements. The Lease Agreements, which act as sub-leases, require the tenants to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord.
We have determined we are the primary obligor of the ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant and our obligation as primary obligor and determined that they meet the definition of a sales-type and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Others assets (lease assets)	$8,647	$8,688
Other liabilities (lease liabilities)	8,658	8,688
Total rental income and rental expense, included in tenant reimbursements and other income and tenant reimbursements and other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Rental income and expense (1)	$139	51
Contractual rent	154	56
____________________
(1)For the three months ended March 31, 2020 these amounts are presented gross in Tenant reimbursements and other income with an offsetting amount in Tenant reimbursement and other expenses within the Statement of Operations. For the three months ended March 31, 2019, we recorded such amounts as a component of General and administrative expenses on a net basis as these charges were not material to the Statement of Operations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the ground and use leases at March 31, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$462
2021	616
2022	616
2023	616
2024	616
2025	616
Thereafter	18,653
Total minimum lease commitments	$22,195
Discounting factor	13,537
Lease liability	$8,658
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms and are between 6% and 7%. The weighted average remaining lease term as of March 31, 2020 under our finance leases was 36.0 years.
Note 12 — Stockholders' Equity
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
We expect to settle the Forward Sale Agreements entirely by the physical delivery by us of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the Forward Sale Agreements. The physical settlement of the Forward Sale Agreements is calculated based on the forward sale price ($21.50) as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the Forward Sale Agreements. As of March 31, 2020, based on these adjustments, the forward share price was $19.67 and would result in us receiving approximately $1.3 billion in cash proceeds if we were to physically settle the Forward Sale Agreements. Alternatively, if we were to net cash settle the Forward Sale Agreements, it would result in a cash inflow of $197.2 million or, if we were to net share settle the Forward Sale Agreements, it would result in us receiving approximately 11.9 million shares. As of March 31, 2020, we have not settled any portion of the Forward Sale Agreements.
Further, the shares of common stock issuable upon settlement of the Forward Sale Agreements will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Sale Agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period).

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
If and when we physically settle the Forward Sale Agreements, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We used a portion of the net proceeds from the offering for the Hard Rock Cincinnati Acquisition and the Century Portfolio Acquisition and intend to use the remaining net proceeds from the offering and the proceeds upon settlement of the Forward Sale Agreements to fund a portion of the purchase price for the Eldorado Transaction and for general corporate purposes, which may include the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
We have entered into an equity distribution agreement (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the year ended December 31, 2019, we sold a total of 6,107,633 shares under the ATM Program for net proceeds of $128.3 million. We have no obligation to sell the remaining shares available for sale under the ATM Program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2020	2019
Beginning Balance January 1, (1)	461,004,742	404,729,616
Issuance of common stock under the at-the-market offering program	7,500,000	6,107,633
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	111,798	133,305
Ending Balance March 31,	468,616,540	410,970,554
____________________
(1)The beginning balance as of December 31, 2019 includes 50,000,000 shares issued in our June 2019 primary follow-on offering and excludes the 65,000,000 shares subject to Forward Sale Agreements to be settled by September 26, 2020.
(2)The three months ended March 31, 2020 and 2019 excludes 239,437 share units and 157,512 share units, respectively, issued under the performance-based stock incentive program.
Dividends
Dividends declared (on a per share basis) during the three months ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975

Three Months Ended March 31, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net (loss) income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the Forward Sale Agreements. The shares issuable upon settlement of the Forward Sale Agreements, as described in Note 12 - Stockholders Equity, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Sale Agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of shares of common stock would result in an increase in the number of shares outstanding and dilution to earnings per share.
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2020	2019
Determination of shares:
Weighted-average shares of common stock outstanding	465,177	405,734
Assumed conversion of restricted stock (1)	—	301
Assumed settlement of Forward Sale Agreements (1)	—	—
Diluted weighted-average shares of common stock outstanding	465,177	406,035

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Basic:
Net (loss) income attributable to common stockholders	$(24,012)	$150,849
Weighted-average shares of common stock outstanding	465,177	405,734
Basic EPS	$(0.05)	$0.37

Diluted:
Net (loss) income attributable to common stockholders	$(24,012)	$150,849
Diluted weighted-average shares of common stock outstanding	465,177	406,035
Diluted EPS	$(0.05)	$0.37
____________________
(1)For the three months ended March 31, 2020 any such amounts have been excluded from the diluted weighted average number of shares of common stock as we were in a net loss position and the effect of inclusion would have been anti-dilutive. Assuming we had net income, using the treasury stock method, the assumed conversion of our restricted stock would have been in the amount of 83,367 shares and the assumed settlement of our Forward Sale Agreements would have been in the amount of 10,291,832 shares.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 14 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2020, 11,529,661 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2020	2019
Stock-based compensation expense	$1,350	$1,051
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	601	$21.16	398	$19.60
Granted	370	22.21	299	22.00
Vested	(80)	20.80	(82)	19.50
Forfeited	(25)	21.21	(8)	20.47
Canceled	—	—	—	—
Outstanding at end of period	866	$21.64	607	$20.78
As of March 31, 2020, there was $14.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.26 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents certain information with respect to our segments:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$248,701	$6,300	$255,001	$206,663	$7,339	$214,002
Operating income	86,934	1,087	88,021	199,546	2,320	201,866
Interest expense	(76,093)	—	(76,093)	(53,586)	—	(53,586)
Loss on extinguishment of debt	(39,059)	—	(39,059)	—	—	—
(Loss) income before income taxes	(22,713)	1,102	(21,611)	151,091	2,356	153,447
Income tax expense	(257)	(197)	(454)	—	(521)	(521)
Net (loss) income	(22,970)	905	(22,065)	151,091	1,835	152,926

Depreciation	24	843	867	3	927	930

Total assets	$14,818,556	$88,657	$14,907,213	$11,350,664	$98,007	$11,448,671
Total liabilities	$7,166,984	$16,198	$7,183,182	$4,385,592	$17,191	$4,402,783

Note 16 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on April 9, 2020 (as described in Note 12 - Stockholders' Equity) and the sale of Bally’s Atlantic City on April 24, 2020 (As described in Note 4 - Property Transactions) there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three months ended March 31, 2020 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants. The extent to which the COVID-19 pandemic impacts the Company, its tenants and its pending transactions, will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including various state governments and/or regulatory authorities issuing directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders resulting in the closure of our tenants’ operations at our properties. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their leases with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. In addition, changes and instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic could negatively impact consumer discretionary spending and travel, which could have a material adverse effect on our tenants’ businesses. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy (including stemming from the COVID-19 pandemic and changes in economic conditions as a result of the COVID-19 pandemic); our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment (and, following the completion of the Eldorado Transaction, subsidiaries of the combined Eldorado/Caesars) as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries (and, following the completion of the Eldorado Transaction, subsidiaries of the combined Eldorado/Caesars) as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s (and following the completion of the Eldorado Transaction, the combined Eldorado/Caesars) historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate our pending transactions in connection with the Eldorado Transaction, or other delays or impediments to completing these transactions; our ability to obtain or consummate the financing necessary to complete our pending transactions in connection with the Eldorado Transaction on the terms we currently expect or at all; the possibility that our pending transactions in connection with the Eldorado Transaction may not be completed or that completion may be unduly delayed; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of properties acquired (or other benefits we expect to receive) in the Eldorado Transaction or any of our other recently completed acquisitions; the effects of our recently completed acquisitions and the pending transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for acquisition opportunities, including from other REITs, investment companies, gaming companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results, performance and achievements will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the Federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such forward-looking statements should not be regarded as a representation by us.
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

The following chart summarizes our current portfolio of properties, our pending transactions, our properties subject to the call option agreement with Caesars and our properties subject to the right of first refusal agreement and put/call agreement with Caesars:

Property Overview

Caesars Palace Las Vegas

Caesars

Hard Rock Cincinnati

JACK CASINO
Hard Rock

JACK Cleveland

JACK Entertainment

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Atlantic City
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

★ CURRENT PORTFOLIO

★ PENDING DISPOSITIONS[1]
- Harrah's Reno
- Bally's Atlantic City

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
Century Casinos

Greektown Casino-Hotel

Penn National Gaming

VICI Continues to Diversify its Rent Base

VICI At Formation

% LV Rent
26%
74%
% Regional Rent

VICI Post Pending Transactions[4]

% LV Rent
31%
69%
% Regional Rent

Note: Transactions pending completion are subject to customary closing conditions and regulatory approvals. The Eldorado Transaction and the pending Harrah's Reno disposition are also subject to the consummation of the Eldorado/Caesars Merger. We can provide no assurances that the pending transactions and/or the Eldorado/Caesars Merger will be consummated on the terms or time frames contemplated, or at all.

1. On December 31, 2019, we and Caesars jointly entered into a definitive agreement to sell Harrah's Reno for $50 million to a third party; the proceeds shall be split 75% to us and 25% to Caesars. On April 24, 2020, we and Caesars entered into definitive agreements to sell Bally's Atlantic City for $25 million to a third party; the proceeds shall be split approximately $19.0 million to us and approximately $6.0 million to Caesars. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the dispositions.
2. The put/call option on the Centaur Properties (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024 and will be effective after the closing of the Eldorado/Caesars Merger. The Put Right on the Caesars Forum Convention Center can be exercised between January 1, 2024 and December 31, 2024 at 13.0x. The call option on the Caesars Forum Convention Center can be exercised between January 1, 2027 and December 31, 2027 at 13.0x.
3. In respect to the Las Vegas ROFR, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be one of the previous four plus the LINQ Hotel & Casino. The combined Eldorado/Caesars entity will not have a contractual obligation to sell the properties subject to the ROFRs and will make independent financial decisions regarding whether to trigger the ROFRs. The exercise of the ROFR over Horseshoe Baltimore is subject to any consent from applicable joint venture partners of Caesars. The ROFRs on these properties will be effective after the closing of the Eldorado/Caesars Merger.
4. Reflects rent acquired from pending MTA Properties Acquisitions and the pending CPLV Additional Rent Acquisition, HLV Additional Rent Acquisition and the modifications to the Non-CPLV Lease Agreement.

We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. As described below, Eldorado has entered into a definitive agreement to acquire Caesars and, following the closing of the Eldorado/Caesars Merger, Eldorado (which intends to retain the Caesars name subsequent to the Eldorado/Caesars Merger) will be our largest tenant. The Eldorado/Caesars Merger is subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020, although we can provide no assurances that the Eldorado/Caesars Merger will close in the anticipated timeframe, on the contemplated terms or at all. We believe we have a mutually beneficial relationship with Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long term. Given current market conditions and the ongoing impact of the COVID-19 pandemic, we anticipate more limited acquisition activity in the near term as we prioritize managing our existing tenant relationships and assets, as well as maintaining our financial strength and liquidity over the near- to medium-term. However, we will continue to evaluate and may opportunistically pursue accretive acquisitions that may arise as a result of the current turbulence in the market.

Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which require our tenants to invest in our properties, and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. In addition, given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions to augment growth as market conditions allow and with a focus on disciplined capital allocation given the ongoing impact of the COVID-19 pandemic.
We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status combined with the income generation from the Lease Agreements will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the current macroeconomic impact of the COVID-19 pandemic and market conditions more broadly. We conduct our real property business through our Operating Partnership and our golf course business, through a TRS, VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2020.
Impact of the COVID-19 Pandemic on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. federal government declared a national emergency concerning the COVID-19 outbreak. The outbreak of COVID-19 has significantly adversely impacted global, national and regional economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as COVID-19 continues to spread and cases continue to be identified, many state and local governments and regulatory authorities have instituted quarantines, “shelter-at-home” orders and “social distancing” guidelines, which have also been endorsed by the federal government. In connection with these actions, state governments and/or regulatory authorities have issued various directives, mandates, orders or similar actions resulting in the closure of non-essential businesses, which includes substantially all of our tenants’ operations, including at our properties. Our golf course business has also been impacted, with all four courses ceasing operations in March 2020 as a result of the COVID-19 pandemic.
In addition to the closure of their operations, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic and business closures. Following the reopening of our tenants’ businesses, they may face additional challenges with respect to restoring operations and financial performance, in particular as a result of changes in customer engagement. The COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact are generally expected to trigger a period of economic slowdown or a global economic recession, which may continue well beyond the lifting of governmental restrictions related to COVID-19 and the reopening of our tenants’ businesses and change consumer behavior, thereby negatively affecting an economic recovery in the gaming sector. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, and economic recessions have led to a decrease in gaming revenue, although the impact of such recessions have generally been less volatile than the impact on retail revenue and S&P 500 sales.
We are actively engaged in dialogues with our tenants regarding how best to respond to the COVID-19 pandemic and the closure of their businesses, including with respect to its impact on their respective financial and operating situations, liquidity needs and contingency planning. Although all of our tenants fulfilled their rent obligation in full for April 2020, we cannot predict with confidence when our tenants’ operations at our properties will reopen, or if and when they will return to pre-pandemic performance levels, and as the duration of the closures lengthens, our tenants’ liquidity positions may become more stressed and it may cause one or more of our tenants to be unwilling or unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, given the unprecedented nature of the COVID-19 pandemic, we understand that working with our tenants in the short term to ensure their long-term financial health and performance may become necessary and should provide meaningful benefits to us as well over the long-term.
Although we do not require any additional financing in order to consummate the pending Eldorado Transaction, given the significant impact on global economic activity to date, including the debt and equity markets, we expect the COVID-19 pandemic may adversely impact our ability to pursue additional material acquisitions for what is currently considered an indeterminate period of time. More broadly, we expect acquisition and similar transactional activity in the gaming sector overall to be adversely impacted. In addition, the COVID-19 pandemic and related closures may have other adverse effects on the gaming industry or pending transactions, such as delaying regulatory evaluations and approvals as a result of limited operations at the relevant government and regulatory bodies.
As described herein, the full extent to which the COVID-19 pandemic ultimately impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain closed and our tenants’ financial performance during the closure and following reopening. These uncertainties make it difficult to predict our operating results for the remainder of 2020. We will continue to closely monitor the impact of COVID-19 on us, our tenants and our pending transactions. For more information, refer to “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
SIGNIFICANT ACTIVITIES DURING 2020
Our significant activities in 2020, in reverse chronological order, are as follows:
Sale of Bally’s Atlantic City
Subsequent to March 31, 2020, on April 24, 2020, we and Caesars entered into definitive agreements to sell the Bally’s Atlantic City Hotel & Casino for $25.0 million to a subsidiary of Twin River Worldwide Holdings, Inc. We are entitled to receive approximately $19.0 million of the proceeds from the sale and Caesars is entitled to approximately $6.0 million of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition. The Bally’s Atlantic City transaction is subject to regulatory approvals and other closing conditions.
Unsecured February 2020 Senior Notes Offering and Redemption and Repayment of the Second Lien Notes
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes, (ii) $750.0 million in aggregate principal amount of 2027 Notes and (iii) $1.0 billion aggregate principal amount of 2030 Notes. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction. On February 20, 2020 we used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the February 2020 Unsecured Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020 we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of JACK Cleveland, located in Cleveland, Ohio and JACK Thistledown located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from affiliates of JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50 million loan to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The loan bears interest at 9.0% per annum for a period of five years with two one-year extension options. We determined that the land and building components of the JACK Cleveland/Thistledown Acquisition meet the definition of a sales-type lease and further meet the definition of a sale lease-back transaction as defined in ASC 842. Accordingly, we have recorded the corresponding assets, including related transaction and acquisition costs, in Investments in leases - financing receivables on our Balance Sheet.
Repricing of Term Loan B Facility
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.

PENDING TRANSACTIONS
Sale of Harrah’s Reno
On December 31, 2019, we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset for $50.0 million to a third party. We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Non-CPLV Lease Agreement will remain unchanged following completion of the disposition, which remains conditioned upon the closing of the Eldorado/Caesars Merger and customary closing conditions.
Eldorado Transaction
On June 24, 2019, we entered into the Master Transaction Agreement with Eldorado relating to the Eldorado Transaction, as described below, all of which are conditioned upon consummation of the closing of the merger contemplated by the Eldorado/Caesars Merger Agreement, pursuant to which a subsidiary of Eldorado will merge with and into Caesars, with Caesars surviving as a wholly owned subsidiary of Eldorado. Upon closing of the merger, Eldorado will be renamed Caesars. Any references to Eldorado in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the closing of the Eldorado/Caesars Merger, as applicable.
The Eldorado Transaction and the Eldorado/Caesars Merger are both subject to regulatory approvals and customary closing conditions. Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020. However, we can provide no assurances that the Eldorado/Caesars Merger or the Eldorado Transaction described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Eldorado Transaction with a combination of cash on hand, proceeds from the physical settlement of our Forward Sales Agreements, and proceeds held in escrow from our February 2020 Senior Unsecured Notes offering. Settlement of the Forward Sale Agreements is not conditioned on closing of the Eldorado Transaction. We will settle the Forward Sale Agreements by September 26, 2020, and may settle prior to such date, whether or not the Eldorado Transaction has closed. For more information, including information about the calculation of proceeds of the Forward Sale Agreements and alternatives to physical settlement, see Note 12 - Stockholders’ Equity.
The Master Transaction Agreement contemplates the following transactions:
•Acquisition of the MTA Properties. We have agreed to acquire all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, if necessary, certain replacement properties designated in the Master Transaction Agreement) (collectively, the “MTA Properties” and each, an “MTA Property”) for an aggregate purchase price of $1,823.5 million (which reflects a purchase price adjustment of $14.0 million related to Harrah’s New Orleans) (the “MTA Properties Acquisitions” and each, an “MTA Property Acquisition”). Simultaneous with the closing of each MTA Property Acquisition the Non-CPLV Lease Agreement will be amended to include such MTA Property, with (i) initial aggregate total annual rent payable to us and attributable to the MTA Properties of $154.0 million, (ii) so long as the MTA Property Acquisitions are consummated concurrent with the closing of the Eldorado/Caesars Merger, an initial term of approximately 15 years and (iii) the same renewal terms available to the other tenants under the Non-CPLV Lease Agreement at such time. The Non-CPLV Lease Agreement will also be amended to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Non-CPLV Lease Agreement.
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
•CPLV Lease Agreement Amendment. In consideration of a payment by us to Eldorado of $1,189.9 million, we and Eldorado will amend the CPLV Lease Agreement to (i) increase the annual rent payable to us under the CPLV Lease Agreement by $83.5 million (the “CPLV Additional Rent Acquisition”) and (ii) provide for the amended terms described below.
•HLV Lease Agreement Termination and Creation of Las Vegas Master Lease. In consideration of a payment by us to Eldorado of $213.8 million, we and Eldorado will terminate the HLV Lease Agreement and the related lease guaranty. Annual rent previously payable to us with respect to the Harrah’s Las Vegas property will be increased by $15.0 million (the “HLV Additional Rent Acquisition”). The CPLV Lease Agreement will be amended (as amended, the “Las Vegas Master Lease Agreement”) to provide, among other things, that the Harrah’s Las Vegas property, which is currently subject to the HLV Lease Agreement, will be leased pursuant thereto (with the Harrah’s Las Vegas property subject to the higher rent escalator currently in place under the CPLV Lease Agreement). Thereafter the Las Vegas Master Lease Agreement will be a multi-property master lease whereby the Harrah’s Las Vegas property tenant and the Caesars Palace Las Vegas property tenant will collectively be the tenant.
•Centaur Properties Put/Call Agreement. Affiliates of Caesars currently own two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together the “Centaur Properties”). At the closing of the Eldorado/Caesars Merger, a right of first refusal that we have with respect to the Centaur Properties will terminate and we will enter into a put/call agreement with Eldorado, whereby (i) we will have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Eldorado will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Eldorado for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The put/call agreement will provide that the leaseback of the Centaur Properties will be implemented through addition of the Centaur Properties to the Non-CPLV Lease Agreement.
•Las Vegas Strip Assets ROFR. We will enter into a right of first refusal agreement with Eldorado (the “Las Vegas ROFR”) whereby we will have the first right, with respect to the first two of certain specified Las Vegas Strip assets that Eldorado proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Eldorado elect to pursue a WholeCo sale). Pursuant to the Master Transaction Agreement, the specified Las Vegas Strip assets subject to the Las Vegas ROFR will be the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas ROFR, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas ROFR, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Eldorado on any of these facilities, the leaseback will be implemented through the addition of such properties to the CPLV Lease Agreement.
•Horseshoe Baltimore ROFR. We and Eldorado agreed to enter into a right of first refusal agreement pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset) (the “Horseshoe Baltimore ROFR”).
•Lease Guaranties and MLSA Terminations. Eldorado will execute new guaranties (the “Eldorado Guaranties”) of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and the existing guaranties by Caesars of such leases, along with all covenants and other obligations of Caesars incurred in connection with such guaranties, will be terminated with respect to Caesars (which will become a subsidiary of Eldorado following the closing of the Eldorado/Caesars Merger). The Eldorado Guaranties will guaranty the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the respective leases, including all rent and other sums payable by the tenants under the leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the leases; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the leases. In addition, we and Eldorado will terminate the Management and Lease Support Agreements with respect to the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement, and certain provisions currently set forth therein will be added to the respective leases, as amended, and the Eldorado Guaranties.
•Other Lease Amendments. The CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement will be amended to, among other things, (i) remove the rent coverage floors, which coverage floors serve to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in each of the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement) coverage is below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that following the consummation of the Eldorado/Caesars Merger, each lease will have a full 15-year initial lease term. The Non-CPLV Lease Agreement also will be amended to, among other things: (a) permit the tenant under the Non-CPLV Lease Agreement to cause facilities subject to the Non-CPLV Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Non-CPLV Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Non-CPLV Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Non-CPLV Lease Agreement) to be sold (whereby the tenant and landlord under the Non-CPLV Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Eldorado mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Non-CPLV Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Non-CPLV Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Non-CPLV Lease Agreement; and (c) require that the tenant under the Non-CPLV Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.
•CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the closing of the Eldorado/Caesars Merger. Eldorado has agreed to reimburse us for 50% of our out-of-pocket costs in connection with the prepayment penalties associated with refinancing the CPLV CMBS Debt (which reimbursement obligations exist pursuant to the MTA regardless of whether the Eldorado/Caesars Merger is consummated). In November 2019, we repaid the CPLV CMBS Debt in full resulting in a prepayment penalty of $110.8 million, $55.4 million of which Eldorado is obligated to reimburse us for under the MTA.
•Eldorado Bridge Facility. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the issuance of the November 2020 Senior Unsecured Notes, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the issuance of the February 2020 Senior Unsecured Notes we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion.

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
If the Master Transaction Agreement is terminated by Eldorado under certain circumstances where we have a financing failure, we may be obligated to pay Eldorado a reverse termination fee of $75.0 million (the “Reverse Termination Fee”). If the amendment of the CPLV Lease Agreement is not entered into on the date on which the Eldorado/Caesars Merger closes, under certain circumstances, we may be obligated to pay Eldorado a fee of $45.0 million (the “CPLV Break Payment”), provided we will not be obligated to pay both the Reverse Termination Fee and the CPLV Break Payment.  If the Eldorado/Caesars Merger does not close for any reason, under certain circumstances, Eldorado may be obligated to pay us a termination fee of $75.0 million. For more information, refer to Part II. Item 1A. Risk Factors herein and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
Revenues
Income from direct financing and sales-type leases	$224,252	$195,750	$28,502
Income from operating leases	10,913	10,913	—
Income from lease financing receivables and loans	12,843	—	12,843
Tenant reimbursements and other income	693	—	693
Golf operations	6,300	7,339	(1,039)
Revenues	255,001	214,002	40,999

Operating expenses
General and administrative	7,015	6,225	790
Depreciation	867	930	(63)
Tenant reimbursements and other expenses	703	—	703
Golf operations	4,370	4,092	278
Change in allowance for credit losses	149,508	—	149,508
Transaction and acquisition expenses	4,517	889	3,628
Total operating expenses	166,980	12,136	154,844
Operating income	88,021	201,866	(113,845)

Interest expense	(76,093)	(53,586)	(22,507)
Interest income	5,520	5,167	353
Loss from extinguishment of debt	(39,059)	—	(39,059)
(Loss) income before income taxes	(21,611)	153,447	(175,058)
Income tax expense	(454)	(521)	67
Net (loss) income	(22,065)	152,926	(174,991)
Less: Net income attributable to non-controlling interest	(1,947)	(2,077)	130
Net (loss) income attributable to common stockholders	$(24,012)	$150,849	$(174,861)

Revenue
For the three months ended March 31, 2020 and 2019, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
Leasing revenue	$247,185	$206,663	$40,522
Income from loans	823	—	823
Tenant reimbursements and other income	693	—	693
Golf operations	6,300	7,339	(1,039)
Total revenue	$255,001	$214,002	$40,999
Leasing Revenue
The following table details the components of our income from direct financing, sales-type, operating and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
Income from direct financing and sales-type leases	$224,252	$195,750	$28,502
Income from operating leases (1)	10,913	10,913	—
Income from lease financing receivables (2)	12,020	—	12,020
Total leasing revenue	247,185	206,663	40,522
Non-cash adjustment (3)	3,254	(2,512)	5,766
Total contractual leasing revenue	$250,439	$204,151	$46,288
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement.
(2) Represents income from the JACK Cleveland/Thistledown Lease Agreement which, in accordance with ASC 842, was determined to meet both the definition of a sale leaseback transaction and sales-type lease and, as a result, is accounted for as a financing under ASC 310.
(3) Amounts represent the non-cash adjustment to income from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $40.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Total contractual leasing revenue increased $46.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio and JACK Cleveland/Thistledown to our real estate portfolio in May 2019, September 2019, December 2019 and January 2020, respectively.
Tenant reimbursements and other income
For the three months ended March 31, 2019, Tenant reimbursements and other income were included net in General and administrative expenses. During the three months ended March 31, 2020, we have re-classified Tenant reimbursements and other income to be presented gross with an offsetting amount within Tenant reimbursement and other expenses.
Golf Course Business Revenue
Revenues from golf operations decreased $1.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily driven by the closure of our golf courses in March 2020 as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.

Operating Expenses
For the three months ended March 31, 2020 and 2019, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
General and administrative	$7,015	$6,225	$790
Depreciation	867	930	(63)
Tenant reimbursements and other expenses	703	—	703
Golf operations	4,370	4,092	278
Change in allowance for credit losses	149,508	—	149,508
Transaction and acquisition expenses	4,517	889	3,628
Total operating expenses	$166,980	$12,136	$154,844
General and Administrative Expenses
General and administrative expenses increased $0.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Tenant reimbursement and other expenses
For the three months ended March 31, 2019, Tenant reimbursements and other expenses were included net in General and administrative expenses. During the three months ended March 31, 2020, we have re-classified Tenant reimbursements and other expenses to be presented gross with an offsetting amount within Tenant reimbursements and other income.
Golf Course Business Expenses
Expenses from golf operations increased $0.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by an increase in the water usage charges at one of our golf courses. Additionally, even though our courses were closed during the second half of March of 2020 as a result of the ongoing COVID-19 pandemic, we have continued to pay all of our golf course employees their full salaries and benefits, and accordingly, the decrease in our golf course operating revenues has not been directionally offset by a decrease in golf course operating expenses.
Change in allowance for credit losses
On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) which requires us to record an estimated credit loss for our investments in leases - direct financing and sales-type, investments in leases - financing receivables and investments in loans. During the three months ended March 31, 2020, we recognized a $149.5 million increase in allowance for credit losses related to our real estate portfolio as a result of (i) an increase in the credit risk of our tenants given the uncertain economic conditions caused by the COVID-19 pandemic and the current closure of their operations at our properties and (ii) a $22.2 million allowance related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three months ended March 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
Transaction and Acquisition Costs
Transaction and acquisition costs increased $3.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, respectively. The increase was primarily driven by the expensing of costs that were incurred in connection with investment opportunities that we are no longer pursuing.

Other Income and Expenses
Interest Expense
Interest expense increased $22.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is primarily attributable to the increase in debt of $4.75 billion from the February 2020 Senior Unsecured Notes offering and the November 2019 Senior Unsecured Notes offering partially offset by a reduction in debt of $2.05 billion as a result of the full redemption of the Second Lien Notes in February 2020 and full repayment of the CPLV CMBS Debt in November 2019.
Additionally, the weighted average interest rate of our debt decreased from 4.97% during the three months ended March 31, 2019 to 4.58% during the three months ended March 31, 2020 as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes and the November 2019 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and CPLV CMBS Debt, (ii) a decrease in LIBOR on the $100.0 million portion of our variable rate debt that is not hedged and (iii) a reduction in the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Interest Income
Interest income increased $0.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by increased cash on hand from our February 2020 Senior Unsecured Notes offering, $2.0 billion of which is held in escrow pending the consummation of the Eldorado Transaction.
Loss on Extinguishment of Debt
During the three months ended March 31, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. We had no such related extinguishment of debt during the three months ended March 31, 2019.

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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by The National Association of Real Estate Investment Trusts (NAREIT), we define FFO as net income (or loss) (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments attributable to common stockholders, non-cash change in allowance for credit losses attributable to common stockholders, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate and gains (or losses) on debt extinguishment. The non-cash change in allowance for credit losses attributable to common stockholders consists of estimated credit loss for our investments in leases - direct financing and sales-type, investments in leases - financing receivables and investments in loans as a result of our adoption of ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326). No similar adjustments are reflected in prior periods because the accounting standard was adopted effective January 1, 2020 and does not require retrospective application. Please see Note 6 - Allowance for Credit Losses for further information.
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

Reconciliation of Net (Loss) Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2020	2019
Net (loss) income attributable to common stockholders	$(24,012)	$150,849
Real estate depreciation	—	—
FFO	(24,012)	150,849
Non-cash leasing and financing adjustments attributable to common stockholders	3,310	(2,446)
Non-cash change in allowance for credit losses attributable to common stockholders	149,372	—
Transaction and acquisition expenses	4,517	889
Non-cash stock-based compensation	1,350	1,051
Amortization of debt issuance costs and original issue discount	6,299	1,465
Other depreciation	843	927
Capital expenditures	(762)	(1,191)
Loss on extinguishment of debt	39,059	—
AFFO	179,976	151,544
Interest expense, net	64,274	46,954
Income tax expense	454	521
Adjusted EBITDA	$244,704	$199,019

Net (loss) income per common share
Basic and diluted	$(0.05)	$0.37
FFO per common share
Basic and diluted	$(0.05)	$0.37
Weighted average number of shares of common stock outstanding - Net (Loss) Income and FFO
Basic	465,177,425	405,733,656
Diluted	465,177,425	406,035,025

AFFO per common share
Basic	$0.39	$0.37
Diluted	$0.38	$0.37
Weighted average number of shares of common stock outstanding - AFFO
Basic	465,177,425	405,733,656
Diluted (1)	475,552,624	406,035,025
____________________
(1)For the three months ended March 31, 2020, the diluted weighted average number of shares of common stock outstanding in relation to AFFO is adjusted to include the dilutive effect, using the treasury stock method, of the assumed conversion of our restricted stock in the amount of 83,367 shares and the assumed settlement of our Forward Sale Agreements in the amount of 10,291,832 shares. For the three months ended March 31, 2020, such amounts have been excluded from the diluted weighted average number of shares of common stock in relation to net (loss) income and FFO as these were in loss positions and the effect of inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of March 31, 2020, our available cash balances, restricted cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	March 31, 2020
Cash and cash equivalents	$369,052
Restricted cash (1)	2,002,032
Capacity under Revolving Credit Facility (2)	1,000,000
Total	$3,371,084
____________________
(1)Restricted cash is solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering to be used to consummate the Eldorado Transaction. In the event that the Eldorado Transaction does not close, such funds will be used to redeem the 2027 Notes, 2030 Notes and a portion of the 2025 Notes through the Special Mandatory Redemption.
(2)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our material contractual commitments refer to Note 11 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations. We currently have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 8 - Debt, in the Notes to our Consolidated Financial Statements.

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of March 31, 2020.

	Payments Due By Period
(In thousands)	Total	2020 (remaining)	2021	2022	2023	2024 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	—	10,000	22,000	2,068,000
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,992,323	224,573	286,757	286,207	268,683	926,103
Total debt contractual obligations	8,842,323	224,573	286,757	296,207	290,683	7,744,103

Leases and contracts
Operating lease for Cascata Golf Course Land	20,434	686	933	951	970	16,894
Golf maintenance contract for Rio Secco and Cascata Golf Course	12,263	2,453	3,270	3,270	3,270	—
Office leases	9,009	503	857	857	857	5,935
Total leases and contract obligations	41,706	3,642	5,060	5,078	5,097	22,829

Total Contractual Commitments	$8,884,029	$228,215	$291,817	$301,285	$295,780	$7,766,932
________________________________________
(1) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(2) The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018 the next principal payment due on the Term Loan B Facility is September 2022. The Term Loan B Facility will mature on December 22, 2024 or the date that is three months prior to the maturity of the Second Lien Notes, whichever is earlier (or if the maturity is extended pursuant to the terms of the agreement, such extended maturity date as determined pursuant thereto).
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of March 31, 2020.
Eldorado has publicly disclosed that it expects the Eldorado/Caesars Merger to be completed in the first half of 2020, and we expect the Eldorado Transaction to close concurrently. We expect to fund the purchase with a mix of cash on hand, the physical settlement of our Forward Sale Agreements and a portion of the proceeds that we raised from our February 2020 Senior Unsecured Notes offering which are currently being held in escrow. In the event we are unable to settle all or a portion of sales under the Forward Sale Agreements we intend to use the capacity under the Bridge Facilities and/or Revolving Credit Facility in lieu of such financing. We anticipate funding future transactions with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility and Bridge Facilities, and proceeds from the issuance of debt and equity securities (including issuances under our Forward Sale Agreements and our ATM Agreement).
All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition as all of their properties are currently closed. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors set forth in Part II. Item 1A. Risk Factors herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including the current conditions created by the COVID-19 pandemic which has severely and adversely impacted global, national and regional economic activity and has contributed to significant volatility and negative pressure in financial markets. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, future or current economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in value of our properties.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, uncertainties related to COVID-19 and the impact of our response and our tenants’ responses to COVID-19, general economic conditions, general market conditions for REITs, market perceptions and the trading price of our stock. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all. For example, the recent decline in our stock price has decreased the likelihood that we will use our ATM Program in the near term. In addition, volatility in the debt capital markets and potential liquidity challenges in the banking sector resulting from the COVID-19 pandemic have increased risks related to the pricing and availability of debt financing.
Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$137,446	$115,642	$21,804
Used in investing activities	(839,579)	(101,160)	(738,419)
Provided by financing activities	1,971,324	9,713	1,961,611
Net increase in cash, cash equivalents and restricted cash	1,269,191	24,195	1,244,996
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447	503,446
Cash, cash equivalents and restricted cash, end of period	$2,371,084	$622,642	$1,748,442
Cash Flows from Operating Activities
Net cash provided by operating activities increased $21.8 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The increase is primarily driven by an increase in cash rental payments from the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio and JACK Cleveland/Thistledown to our real estate portfolio in May 2019, September 2019, December 2019 and January 2020, respectively, partially offset by a decrease due to the prepayment of certain rent in December 2019 related to January 2020.
Cash Flows from Investing Activities
Net cash used in investing activities increased $738.4 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The increase is primarily driven by the JACK Cleveland/Thistledown Acquisition and ROV Loan for a total of $897.4 million, including acquisition costs, during the three months ended March 31, 2020 compared with the Margaritaville Acquisition for $264.5 million, including acquisition costs, during the three months ended March 31, 2019. This increase was partially offset by a decrease in net maturities of short-term investments of $104.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Cash Flows from Financing Activities
Net cash provided by financing activities increased $1,961.6 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.
During the three months ended March 31, 2020 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $199.9 million of our common stock from our at-the-market program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium plus fees;
•Dividend payments of $137.1 million;
•Debt issuance costs of $51.7 million; and
•Distributions of $2.0 million to non-controlling interest
During the three months ended March 31, 2019 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $128.1 million of our common stock under our at-the-market program;
•Dividend payments of $116.3 million; and
•Distributions of $2.0 million to non-controlling interest.
Capital Expenditures
As described in our leases, capital expenditures for properties under our Lease Agreements are the responsibility our tenants. Refer to Note 5 - Real Estate Portfolio in the Notes to our Financial Statements for further information of the obligations of our tenants under the Lease Agreements.
Debt
Activity During 2020
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes, (ii) $750.0 million in aggregate principal amount of 2027 Notes and (iii) $1.0 billion in aggregate principal amount of 2030 Notes. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction. On February 20, 2020, we used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the February 2020 Unsecured Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2020, we were in compliance with all debt-related covenants.

Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for: (i) 4.5% of the Operating Partnership’s revenue (or 4.4% of our consolidated revenue) for the three months ended March 31, 2020 and (ii) 6.1% of the Operating Partnership’s total assets (or 6.0% of our consolidated total assets) as of March 31, 2020.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975

Three Months Ended March 31, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
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
We intend to continue to make distributions to our stockholders to comply with the REIT requirements of Internal Revenue Code of 1986, as amended (the “Code”) and to avoid or otherwise minimize paying entity level federal income or excise tax (other than at any TRS of ours). We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. Further, we may generate REIT taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020 we adopted ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), resulting in a significant change in our accounting policies.
Allowance for Credit Losses
In the current quarter, we adopted ASC 326 - “Credit Losses” (“ASC 326”) which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our investments in leases - direct financing and sales-type, investment in leases - financing receivables and investments in loans.
We have elected to use a discounted cash flow model to estimate the CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows.
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We were unable to use our historical data to estimate losses as we have no loss history to date.
The CECL allowance is recorded as a reduction to our net investments in leases - direct financing and sales type, investments in leases - financing receivables and investments in loans on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance in the Statement of Operations for the relevant period.
Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. For the three months ended March 31, 2020 there were no write-offs or recoveries.
Refer to Note 6 - Allowance for Credit Losses for further information.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At March 31, 2020, we had $6.9 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At March 31, 2020, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2020 we implemented certain internal controls in connection with our adoption of ASC 326 - “Credit Losses”. The controls have been designed to mitigate risks associated with determining the appropriate level of allowance for credit losses for all financial assets subject to the new accounting standard. The additional controls over financial reporting included implementing a system that allows us to calculate the allowances for credit losses for our investments in direct financing and sales-type leases, financing receivables and similar assets, as well as to provide additional required disclosures. We also created a governance process to review qualitative and quantitative factors, as well as market conditions, that could affect the amount of the allowance for credit losses. For more information on the impact of the new standard on us, see Note 2 — Summary of Significant Accounting Policies, Note 3 – Recently Issued Accounting Pronouncements and Note 6 – Allowance for Credit Losses. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Item 1A. Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Investors are cautioned to interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects, including by affecting our tenants’ operations and financial performance and global and U.S. economic activity and performance.
Since being initially reported in December 2019, the outbreak of COVID-19 has spread globally and created considerable health risks in the United States and around the world, resulting in severely adversely impacted global, national and regional economic activity, and has contributed to significant volatility and negative pressure in financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. federal government declared a national emergency concerning the COVID-19 outbreak. Several countries, including the United States, have taken steps to restrict air travel, and many state and local governments have instituted additional measures, including quarantines, states of emergency, mandatory business and school closures, “shelter-at-home” and similar orders and other restrictions on travel and large gatherings, as well as initiatives such as “social distancing” guidelines. In connection with these actions, state governments and/or regulatory authorities have issued various directives, mandates, orders or similar actions resulting in the closure of non-essential businesses, which includes substantially all of our tenants’ operations, including at our properties, as well as our golf courses.
In addition, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic and business closures. Following the reopening of our tenants’ businesses, they may face additional challenges with respect to restoring operations and financial performance, in particular as a result of changes in customer engagement. We expect these closures and reduced business activity will adversely affect our tenants’ financial performance, and such impact could be material to us depending on the ultimate duration of the closures and our tenants’ ability to restore operations following the reopening of their businesses and our properties. These closures and reduced business activity could also materially and adversely affect our tenants’ ability to meet their respective financial obligations going forward, including their obligations under our leases to pay us rent and make capital expenditures, which could have a material adverse effect on our business, results of operations and liquidity. Although we cannot predict with confidence when our tenants’ operations at our properties will reopen, or if and when they will return to pre-pandemic performance levels, as the duration of the closures lengthens, our tenants’ liquidity positions may become more stressed and which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. Any such modifications to our tenants’ obligations to us under our leases may have an adverse effect on our business. Even if our tenants are able to fulfill their obligations to us, their inability to meet their financial obligations to their creditors or other counterparties could also have a material adverse effect on our business. The financial impact of the COVID-19 pandemic, including a failure of any of our tenants to make full rental payments, or any other default by our tenants, under our Lease Agreements, could also negatively impact our or our tenants’ future compliance with financial covenants of existing and any future credit facilities and indebtedness, and result in a default and potentially an acceleration event, which non-compliance could negatively impact our or our tenants’ ability to make additional borrowings, including borrowings under our Revolving Credit Facility, issue additional indebtedness and otherwise operate our respective businesses.
In addition, many experts predict that the outbreak will trigger a period of material global economic slowdown or a global economic recession, which may continue well beyond the lifting of governmental restrictions related to COVID-19 and the reopening of our tenants’ businesses and change consumer behavior, thereby negatively affecting an economic recovery in the gaming sector. Any sustained economic slowdown or recession, or the impact thereof, such as through decreased rates of employment that extend after our tenants’ businesses are permitted to reopen or broader changes in consumer behavior, may further materially and adversely affect our tenants’ financial performance and ability to meet such obligations. We cannot predict with confidence when government or regulatory shutdown orders, or travel and other restrictions, will end or whether and on what timeline our tenants’ performance will meaningfully improve after their businesses are permitted to reopen. In addition, due to the current disruption in the debt and equity markets, we may be unable to obtain financing for future acquisitions on satisfactory terms, or at all. Continuing disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to debt and equity capital in order to fund business operations, if necessary, or address maturing liabilities on a timely basis as well as our tenants’ ability to fund their business operations, meet their obligations to us, and secure financing for any future or pending acquisitions. With respect to any such future transactions and acquisitions, we may face additional uncertainty, such as with respect to timing of regulatory evaluations and obtaining regulatory approvals due to limited operations at the relevant government and regulatory bodies.
The full extent to which our business and results of operations will ultimately be affected by the COVID-19 pandemic or any resulting economic slowdown or recession will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties remain closed and our tenants’ financial performance during the closure and following reopening. In addition, new information may continue to emerge concerning the severity of the COVID-19 pandemic, actions required to be undertaken to contain the COVID-19 pandemic or address its future impact, the response of the U.S. and global economies and the short- and long-term impact of the COVID-19 pandemic on our tenants’ operations at our properties, which could further materially and adversely impact our business and results and operations.
The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, liquidity, results of operations, prospects and the value of our common stock.
The immediate and long-term effects of the COVID-19 pandemic on the gaming industry could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
The COVID-19 pandemic has had a severe and unprecedented impact on the gaming industry. Measures implemented to prevent its spread, including mandatory closure of non-essential businesses and government-imposed restrictions on social gatherings, have had a significant adverse effect on the gaming industry. As a result of these measures, gaming facilities throughout the United States, including all of our tenants’ facilities at our properties, have temporarily closed. During this period, many gaming companies are not generating material revenue and have sought or taken measures intended to maintain liquidity and solvency, including employee furloughs, reduced operating and capital expenditure budgets, and contractual relief or other accommodations with creditors, lenders and other counterparties. There is no guarantee that any government-imposed restrictions will be lifted in the near term. Moreover, the ultimate impact of the COVID-19 pandemic on the gaming industry, if and when such government-imposed restrictions are lifted and gaming facilities are reopened, is highly uncertain and cannot be predicted with confidence.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, such as casinos and racetracks, and economic recessions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. Long-term impacts of the COVID-19 pandemic, such as decreases in discretionary spending or changing consumer preferences brought about by instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic, could have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming industry. Because we are dependent on the gaming industry, the immediate and long-term effects of the COVID-19 pandemic on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.

(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, certain employees surrendered shares of common stock owned by them to us to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan.
The following table summarizes such common stock repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2020 through January 31, 2020	1,060	$25.47	—	—
February 1, 2020 through February 29, 2020	4,971	27.69	—	—
March 1, 2020 through March 31, 2020	2,597	16.04	—	—
Total	8,628	$23.91	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.
We did not otherwise repurchase any equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2020.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	First Amendment to Purchase and Sale Agreement, dated as of February 20, 2020, by and between Eldorado Resorts Inc. and VICI Properties L.P.		10-K	2.7	2/20/2020

4.1	3.500% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	2/5/2020

4.2	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	2/5/2020

4.3	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/5/2020

10.1	First Amendment to Amended and Restated Credit Agreement, dated January 24, 2020, among VICI Properties 1 LLC, the lenders named therein and Goldman Sachs Bank USA, as administrative agent.		8-K	10.1	1/24/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 30, 2020
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 30, 2020
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	April 30, 2020
Gabriel F. Wasserman	(Principal Accounting Officer)