Form 10-Q
period 2020-06-30
VICI PROPERTIES INC.
filed 2020-07-29
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 29, 2020, the registrant had 533,668,779 shares of its $0.01 par value common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Real estate portfolio:
Investments in leases - direct financing and sales-type, net	$10,372,656	$10,734,245
Investments in leases - operating	1,086,658	1,086,658
Investments in leases - financing receivables, net	812,636	—
Investments in loans, net	49,876	—
Land	94,711	94,711
Cash and cash equivalents	1,680,536	1,101,893
Restricted cash	2,000,000	—
Short-term investments	—	59,474
Other assets	180,561	188,638
Total assets	$16,277,634	$13,265,619
Liabilities
Debt, net	$6,758,132	$4,791,563
Accrued interest	48,828	20,153
Deferred financing liability	73,600	73,600
Deferred revenue	358	70,340
Dividends payable	158,659	137,056
Other liabilities	163,646	123,918
Total liabilities	7,203,223	5,216,630

Commitments and contingent liabilities (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 533,667,755 and 461,004,742 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,337	4,610
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	9,296,511	7,817,582
Accumulated other comprehensive loss	(117,265)	(65,078)
Retained (deficit) earnings	(191,835)	208,069
Total VICI stockholders’ equity	8,992,748	7,965,183
Non-controlling interest	81,663	83,806
Total stockholders’ equity	9,074,411	8,048,989
Total liabilities and stockholders’ equity	$16,277,634	$13,265,619
_______________________________________________________
Note: As of June 30, 2020 our Investments in leases - direct financing and sales-type, Investments in leases - financing receivables and Investments in loans are net of $355.3 million, $37.6 million and $0.4 million of Allowance for credit losses, respectively. The credit loss standard does not require retrospective application and as such there is no corresponding allowance as of December 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Income from direct financing and sales-type leases	$223,895	$201,549	$448,147	$397,299
Income from operating leases	10,913	10,914	21,826	21,827
Income from lease financing receivables and loans	17,026	—	29,869	—
Other income	733	—	1,426	—
Golf operations	5,335	8,283	11,635	15,622
Revenues	257,902	220,746	512,903	434,748

Operating expenses
General and administrative	7,498	6,518	14,513	12,743
Depreciation	1,213	1,018	2,080	1,948
Other expenses	736	—	1,439	—
Golf operations	4,139	4,848	8,509	8,940
Change in allowance for credit losses	(65,480)	—	84,028	—
Transaction and acquisition expenses	1,160	2,867	5,677	3,756
Total operating expenses	(50,734)	15,251	116,246	27,387
Operating income	308,636	205,495	396,657	407,361

Interest expense	(77,693)	(54,819)	(153,786)	(108,405)
Interest income	1,009	4,004	6,529	9,171
Loss from extinguishment of debt	—	—	(39,059)	—
Income before income taxes	231,952	154,680	210,341	308,127
Income tax expense	(309)	(553)	(763)	(1,074)
Net income	231,643	154,127	209,578	307,053
Less: Net income attributable to non-controlling interest	(2,241)	(2,078)	(4,188)	(4,155)
Net income attributable to common stockholders	$229,402	$152,049	$205,390	$302,898

Net income per common share
Basic	$0.47	$0.37	$0.43	$0.74
Diluted	$0.47	$0.37	$0.43	$0.74

Weighted average number of shares of common stock outstanding
Basic	489,012,165	412,309,577	477,094,795	409,040,025
Diluted	489,213,427	412,821,400	481,652,482	409,473,202

Other comprehensive income
Net income attributable to common stockholders	$229,402	$152,049	$205,390	$302,898
Unrealized gain (loss) on cash flow hedges	951	(30,688)	(52,187)	(47,879)
Comprehensive income attributable to common stockholders	$230,353	$121,361	$153,203	$255,019
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	150,849	150,849	2,077	152,926
Issuance of common stock, net	62	128,203	—	—	128,265	—	128,265
Distributions to non-controlling interest	—	—	—	—	—	(2,031)	(2,031)
Dividends declared ($0.2875 per common share)	—	—	—	(118,154)	(118,154)	—	(118,154)
Stock-based compensation, net of forfeitures	1	1,050	—	—	1,051	—	1,051
Unrealized loss on cash flow hedges	—	—	(17,191)	—	(17,191)	—	(17,191)
Balance as of March 31, 2019	4,110	6,777,683	(39,315)	219,791	6,962,269	83,619	7,045,888
Net income	—	—	—	152,049	152,049	2,078	154,127
Issuance of common stock, net	500	1,035,780	—	—	1,036,280	—	1,036,280
Distribution to non-controlling interest	—	—	—	—	—	(2,011)	(2,011)
Dividends declared ($0.2875 per common share)	—	—	—	(132,539)	(132,539)	—	(132,539)
Stock-based compensation, net of forfeitures	—	1,366	—	—	1,366	—	1,366
Unrealized loss on cash flow hedges	—	—	(30,688)	—	(30,688)	—	(30,688)
Balance as of June 30, 2019	$4,610	$7,814,829	$(70,003)	$239,301	$7,988,737	$83,686	$8,072,423

Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net loss	—	—	—	(24,012)	(24,012)	1,947	(22,065)
Issuance of common stock, net	75	199,802	—	—	199,877	—	199,877
Distributions to non-controlling interest	—	—	—	—	—	(2,042)	(2,042)
Dividends declared ($0.2975 per common share)	—	—	—	(139,413)	(139,413)	—	(139,413)
Stock-based compensation, net of forfeitures	1	1,184	—	—	1,185	—	1,185
Unrealized loss on cash flow hedges	—	—	(53,138)	—	(53,138)	—	(53,138)
Balance as of March 31, 2020	4,686	8,018,568	(118,216)	(262,470)	7,642,568	81,463	7,724,031
Net income	—	—	—	229,402	229,402	2,241	231,643
Issuance of common stock, net	650	1,275,974	—	—	1,276,624	—	1,276,624
Distributions to non-controlling interest	—	—	—	—	—	(2,041)	(2,041)
Dividends declared ($0.2975 per common share)	—	—	—	(158,767)	(158,767)	—	(158,767)
Stock-based compensation, net of forfeitures	1	1,969	—	—	1,970	—	1,970
Unrealized gain on cash flow hedges	—	—	951	—	951	—	951
Balance as of June 30, 2020	$5,337	$9,296,511	$(117,265)	$(191,835)	$8,992,748	$81,663	$9,074,411
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$209,578	$307,053
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	6,226	(4,789)
Stock-based compensation	3,361	2,417
Depreciation	2,080	1,948
Amortization of debt issuance costs and original issue discount	11,136	3,364
Change in allowance for credit losses	84,028	—
Loss on extinguishment of debt	39,059	—
Change in operating assets and liabilities:
Other assets	596	(6,924)
Accrued interest	28,675	(219)
Deferred revenue	(69,982)	(43,600)
Other liabilities	3,740	3,692
Net cash provided by operating activities	318,497	262,942

Cash flows from investing activities
Investments in leases - financing receivables	(847,159)	—
Investments in loans	(50,343)	—
Investments in leases - direct financing and sales-type	—	(970,763)
Principal repayments of lease financing receivables	868	—
Capitalized transaction costs	(1,084)	(1,105)
Investments in short-term investments	—	(97,586)
Maturities of short-term investments	59,474	520,877
Proceeds from sale of land	—	1,044
Acquisition of property and equipment	(2,187)	(1,481)
Net cash used in investing activities	(840,431)	(549,014)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,476,717	1,165,008
Proceeds from February 2020 Senior Unsecured Notes	2,500,000	—
Redemption of Second Lien Notes	(537,538)	—
Repurchase of stock for tax withholding	(206)	—
Debt issuance costs	(57,784)	(5,371)
Distributions to non-controlling interest	(4,083)	(4,042)
Dividends paid	(276,529)	(234,418)
Net cash provided by financing activities	3,100,577	921,177

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	2,578,643	635,105
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447
Cash, cash equivalents and restricted cash, end of period	$3,680,536	$1,233,552

Supplemental cash flow information:
Cash paid for interest	$113,974	$105,484
Cash paid for income taxes	$—	$1,500
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$158,767	$132,539
Lease liabilities arising from obtaining right-of-use assets	$—	$11,133
Deferred transaction costs payable	$2,305	$4,454
Equity issuance costs payable	$1,040	$650
Debt issuance costs payable	$—	$5,783
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
“Caesars” refers to Caesars Entertainment, Inc., a Delaware corporation, formerly Eldorado, following the consummation of the Eldorado/Caesars Merger on July 20, 2020 and Eldorado’s conversion to a Delaware corporation.
“Caesars Lease Agreements” refer collectively to (i) prior to the consummation of the Eldorado Transaction, the CPLV Lease Agreement, the Non-CPLV Lease Agreement, the Joliet Lease Agreement and the HLV Lease Agreement, and (ii) from and after the consummation of the Eldorado Transaction, the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement, in each case, unless the context otherwise requires.
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
“CEOC” refers to Caesars Entertainment Operating Company, Inc., a Delaware corporation, and its subsidiaries, prior to the Formation Date, and following the Formation Date, CEOC, LLC, a Delaware limited liability company and, as the context requires, its subsidiaries. CEOC was a subsidiary of Pre-Merger Caesars, and following the consummation of the Eldorado/Caesars Merger, is a subsidiary of Caesars.
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation.
“CPLV CMBS Debt” refers to $1.55 billion of asset-level real estate mortgage financing of Caesars Palace Las Vegas, incurred by a subsidiary of the Operating Partnership on October 6, 2017 and repaid in full on November 26, 2019.
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time, which was combined with the HLV Lease Agreement into the Las Vegas Master Lease Agreement upon the consummation of the Eldorado Transaction.
“Eastside Property” refers to 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas that we sold to Caesars in December 2017.
“Eldorado” refers to Eldorado Resorts, Inc., a Nevada corporation, and, as the context requires, its subsidiaries. Following the consummation of the Eldorado/Caesars Merger on July 20, 2020, Eldorado converted to a Delaware corporation and changed its name to Caesars Entertainment, Inc.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Eldorado Transaction” refers to a series of transactions between us and Eldorado in connection with the Eldorado/Caesars Merger, including the acquisition of the Harrah’s New Orleans, Harrah’s Atlantic City and Harrah’s Laughlin properties, modifications to the Caesars Lease Agreements, and rights of first refusal.
“Eldorado/Caesars Merger” refers to the merger consummated on July 20, 2020 under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado merged with and into Pre-Merger Caesars, with Pre-Merger Caesars surviving as a wholly owned subsidiary of Caesars.
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
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time, which was combined with the CPLV Lease Agreement into the Las Vegas Master Lease Agreement upon the consummation of the Eldorado Transaction.
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
“Las Vegas Master Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas and the Harrah’s Las Vegas facilities, as amended from time to time, from and after the consummation of the Eldorado Transaction.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties (other than the facilities in Joliet, Illinois) leased to Pre-Merger Caesars prior to the consummation of the Eldorado Transaction, as amended from time to time, which was replaced by the Regional Master Lease Agreement upon the consummation of the Eldorado Transaction.
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
“Pre-Merger Caesars” refers to Caesars Entertainment Corporation, a Delaware corporation, and, as the context requires, its subsidiaries. Following the consummation of the Eldorado/Caesars Merger on July 20, 2020, Pre-Merger Caesars became a wholly owned subsidiary of Caesars.
“Regional Master Lease Agreement” refers to the lease agreement for the regional properties (other than the facilities in Joliet, Illinois) leased to Caesars, as amended from time to time, from and after the consummation of the Eldorado Transaction.
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
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of June 30, 2020, our national, geographically diverse portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas (and following the consummation of the Eldorado Transaction on July 20, 2020, our portfolio consists of 31 properties). As of June 30, 2020, our properties are leased to, and our tenants are, subsidiaries of Pre-Merger Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment (and following the consummation of the Eldorado Transaction on July 20, 2020, Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment). We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impact of the COVID-19 Pandemic on our Business
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impact, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in the temporary closure of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. As of July 29, 2020, the operations of substantially all of our properties have reopened, subject to operating limitations set forth by the state and local governments and/or regulatory authorities. One property, Greektown, remains closed as the local government and regulatory authority have yet to allow it to reopen. While most of our tenants’ facilities at our properties have reopened, they have reopened at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions or whether they will be subject to additional restrictions or forced to reclose in the future.
The full extent to which the COVID-19 pandemic ultimately impacts us and our tenants continues to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties are closed or subject to operating restrictions, including reduced capacity, any requirement for our tenants’ operations to reclose, our tenants’ financial performance following reopening and the extent of operating limitations and reduced capacity requirements upon reopening. We continue to closely monitor the impact of the COVID-19 pandemic on us, our tenants and our pending transactions. All of our tenants have fulfilled their rent obligations in full through July 2020 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their operations, liquidity and financial performance. Due to the continuing uncertainty of the ultimate impact of the COVID-19 pandemic, including the impact on us and our tenants discussed above, there can be no assurance that our tenants will continue to fulfill their rent obligations in full.
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
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
As of June 30, 2020, restricted cash was solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering, which were subsequently released from escrow and used to consummate the Eldorado Transaction on July 20, 2020. As of June 30, 2019, restricted cash was primarily comprised of funds paid by us into a restricted account for a lender required furniture, fixtures and equipment (“FF&E”) replacement reserve for the CPLV CMBS Debt.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,680,536	$1,205,335
Restricted cash	2,000,000	28,217
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$3,680,536	$1,233,552
Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. The related income is recognized as interest income in our Statement of Operations. We had $59.5 million of short-term investments as of December 31, 2019. We did not have any short-term investments as of June 30, 2020.
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
Upon adoption of ASC 842 on January 1, 2019, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. As such, we did not reassess the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Prior to the consummation of the Eldorado Transaction, the Caesars Lease Agreements continued to be accounted for as direct financing leases and were included within Investments in leases - direct financing and sales-type, net on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas which was determined to be an operating lease and was included in Investments in leases - operating on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 was consistent with the income recognition for our sales-type lease under ASC 842.
Upon the consummation of the Eldorado Transaction on July 20, 2020, we modified the CPLV Lease Agreement, HLV Lease Agreement, Non-CPLV Lease Agreement and Joliet Lease Agreement, which included amending certain of the lease terms, and combining the CPLV Lease Agreement and HLV Lease Agreement into the Las Vegas Master Lease Agreement and replacing the Non-CPLV Lease Agreement with the Regional Master Lease Agreement. Upon modification, we prospectively reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Accordingly, we will reclassify the land component of Caesars Palace Las Vegas from Investments in leases - operating to Investments in leases - sales-type. Further, as a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases subsequent to June 30, 2020, we will be required to record the investments at their estimated fair values as of the modification date and recognize a gain or loss equal to the difference in fair value of the asset and its carrying value immediately prior to the modification. Subsequent to the consummation of the Eldorado Transaction, we will no longer have any leases classified as direct financing or operating and, as such, there will no longer be any amounts recorded through Investments in leases - operating. Refer to Note 4 - Property Transactions for further discussion surrounding the lease modifications.
We have determined that the land and building components of the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement and the Century Portfolio Lease Agreement meet the definition of a sales-type lease under ASC 842.
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
Upon the consummation of the Eldorado Transaction on July 20, 2020, and reassessment of the classification of the Caesars Lease Agreements, as described above, we determined that the MTA Properties Acquisitions, as defined in Note 4 - Property Transaction, meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the MTA Properties (as defined in Note 4 - Property Transactions) will meet the definition of a sales-type lease and will further meet the definition of a sale leaseback transaction under ASC 842. Accordingly, subsequent to July 20, 2020, the MTA Properties will be accounted for as Investments in leases - financing receivables in accordance with ASC 310.
Investments in Loans, net
Investments in loans, representing our investment in the ROV Loan (as defined in Note 4 - Property Transactions), are held-for-investment and are carried at historical cost, net of unamortized loan origination costs and fees and allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception the land was determined to be an operating lease and we recorded the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, was determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease was recorded as Income from operating leases in our Statement of Operations. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas was reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, the income will be recognized as Income from sales-type leases.
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
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 - “Credit Losses” (“ASC 326”) which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our investments in leases - direct financing and sales-type, investment in leases - financing receivables and investments in loans.
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
The CECL allowance is recorded as a reduction to our net Investments in leases - direct financing and sales type, Investments in leases - financing receivables and Investments in loans on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
To the extent we have contractual commitments to extend credit, such as those under revolving credit facilities, we are required to estimate a CECL allowance related to these future funding commitments. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet. As of June 30, 2020, we did not have any contractual commitments to extend credit.
Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no write-offs or recoveries for the three and six months ended June 30, 2020.
Refer to Note 6 - Allowance for Credit Losses for further information.
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
Other income and Other expenses
Other income primarily represents sub-lease income related to certain ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expense are recorded on a gross basis in our Statement of Operations as required under GAAP as we are the primary obligor under the ground and use leases.
We previously recorded the sub-lease income as a component of General and administrative expenses on a net basis with the sub-lease expense. In the prior quarter, we re-classified these amounts to be presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the three and six months ended June 30, 2019, such amounts, included net in General and administrative expenses, were $0.7 million and $1.4 million, respectively.
Fair Value Measurements
We measure the fair value of financial instruments based on assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Concentrations of Credit Risk
Pre-Merger Caesars was the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us, with the exception of Harrah’s Las Vegas, which was guaranteed by a subsidiary of Pre-Merger Caesars. In connection with the consummation of the Eldorado Transaction, Caesars replaced Pre-Merger Caesars as guarantor of all of the Caesars Lease Agreements. Revenue from the Caesars Lease Agreements represented 80% and 81% of our lease revenues for the three and six months ended June 30, 2020, respectively, and 95% and 96% of our lease revenues for the three and six months ended June 30, 2019, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 28% and 29% of our lease revenue for the three and six months ended June 30, 2020, respectively, and 34% and 34% of our lease revenue for the three and six months ended June 30, 2019, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-04 - Reference Rate Reform (Topic 848) - March 2020: This amended guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Specifically, the amendment provides accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as and when applicable.
Note 4 — Property Transactions

2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Consummation of the Eldorado Transaction
Subsequent to June 30, 2020, on July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the MTA and the MTA Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement of the June 2019 Forward Sale Agreements on June 2, 2020, as described in Note 12 - Stockholders’ Equity, and the proceeds from our February 2020 Senior Unsecured Notes offering previously held in escrow. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the MTA Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “MTA Properties”) for an aggregate purchase price of $1,823.5 million (the “MTA Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below. We completed the MTA Properties Acquisitions pursuant to the following agreements: (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana (“Harrah’s New Orleans”) for a cash purchase price of $789.5 million, (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that acquired the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million. Each of our existing call options on the MTA Properties terminated upon the closing of the MTA Properties Acquisitions.
On July 20, 2020, in connection with the completion of the purchase of Harrah’s New Orleans, the tenant’s leasehold interest in that certain Second Amended and Restated Lease Agreement (the “Ground Lease”) dated as of April 3, 2020, by and among Jazz Casino Company, L.L.C., a Louisiana limited liability company (“JCC”), New Orleans Building Corporation (“NOBC”) and the City of New Orleans, was assigned by JCC to us. The Ground Lease sets forth the terms and conditions pursuant to which we lease from NOBC a portion of the land upon which Harrah’s New Orleans is located. Simultaneous with entering into the assignment of the Ground Lease, we subleased our

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
interest in the Ground Lease to Caesars in accordance with the terms and conditions of the Regional Master Lease Agreement.
Pursuant to the Regional Master Lease Agreement, Caesars is required to perform our obligations as tenant under the Ground Lease, which include the obligation to construct a new hotel intended to be located on the ground-leased premises and to expend at least $325.0 million in connection with the construction of such hotel. The Ground Lease contains certain rights in our favor should Caesars fail to perform our obligations thereunder, including providing us with additional cure periods to cure defaults. If we are unable to cure a Caesars default during any such additional cure period, then, subject to certain conditions more particularly set forth in the Ground Lease, we will have a further additional period (up to 12-24 months) to seek to terminate Caesars as tenant and to enter into a replacement sublease with a new operator with respect to the leased premises. If we fail to cure such default at the end of such additional cure period, NOBC would have the right to exercise remedies, including termination of the Ground Lease, in which case we would no longer have any right, title or interest to the leased premises or the improvements located thereon.
•Creation of Las Vegas Master Lease. In consideration of a payment by us to (i) the tenant under the CPLV Lease Agreement of $1,189.9 million (the “CPLV Lease Amendment Payment”) and (ii) the tenant under the HLV Lease Agreement of $213.8 million (the “HLV Lease Amendment Payment”), upon the consummation of the Eldorado Transaction, (a) the CPLV Lease Agreement was amended to (A) combine the CPLV Lease Agreement and the HLV Lease Agreement into a single Las Vegas Master Lease Agreement, (B) increase the annual rent payable to us thereunder associated with Caesars Palace Las Vegas by $83.5 million (the “CPLV Additional Rent Acquisition”), (C) increase the annual rent previously payable to us with respect to the Harrah’s Las Vegas property by $15.0 million (the “HLV Additional Rent Acquisition”) under the Las Vegas Master Lease Agreement and (D) to provide for the amended terms described below, and (b) the HLV Lease Agreement and the related lease guaranty were terminated. As a result of such amendments, the Harrah’s Las Vegas property is also now subject to the higher rent escalator under the Las Vegas Master Lease Agreement.
•Lease Amendments and Terminations. Each of the Caesars Lease Agreements was amended to, among other things, (i) remove the rent coverage floors, which coverage floors served to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in the applicable Caesars Lease Agreements) coverage was below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that each lease will have a full 15-year initial lease term following the consummation of the Eldorado Transaction. The Regional Master Lease Agreement was also amended to, among other things: (a) permit the tenant under the Regional Master Lease Agreement to cause facilities subject to the Regional Master Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Regional Master Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Regional Master Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Regional Master Lease Agreement) to be sold (whereby the tenant and landlord under the Regional Master Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Caesars mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Regional Master Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Regional Master Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Regional Master Lease Agreement; and (c) require that the tenant under the Regional Master Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.
Caesars has executed new guaranties with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements.
In connection with entering into the amendments to the Caesars Lease Agreements and the Caesars Guaranties described above, we and Caesars terminated the Management and Lease Support Agreements, dated as of October 6, 2017, with respect to each of the Caesars Lease Agreements, pursuant to which, among other things, Pre-Merger Caesars previously guaranteed the tenants’ monetary obligations under the Caesars Lease Agreements and the Guaranty of Lease dated as of December 22, 2017 pursuant to which, among other things, a subsidiary of Pre-Merger Caesars guaranteed the tenant’s obligations under the HLV Lease Agreement.
•Centaur Properties Put-Call Agreement. Prior to the consummation of the Eldorado Transaction, we were party to a right of first refusal agreement with affiliates of Pre-Merger Caesars with respect to two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together, the “Centaur Properties”). Upon the consummation of the Eldorado Transaction, the Second Amended and Restated Right of First Refusal Agreement between us and Pre-Merger Caesars terminated in accordance with its terms, which included the right of first refusal that we had with respect to the Centaur Properties, and we entered into a Put-Call Right Agreement with Caesars (the “Centaur Put-Call Agreement”), whereby (i) we have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The Centaur Put-Call Agreement provides that the leaseback of the Centaur Properties will be implemented through the addition of the Centaur Properties to the Regional Master Lease Agreement.
•Amended and Restated Caesars Forum Convention Center Put-Call Agreement. Upon the consummation of the Eldorado Transaction, we entered into an Amended and Restated Put-Call Right Agreement (the “A&R Convention Center Put-Call Agreement”) with Caesars amending and restating that certain put-call agreement related approximately 28 acres of land upon which the Caesars Forum Convention Center is built and/or otherwise used in connection with or necessary for the operation of the Caesars Forum Convention Center (collectively, the “Caesars Forum Convention Center”). The A&R Convention Center Put-Call Agreement provides (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars, of the Caesars Forum Convention Center (the “Convention Center Put Right”), which may be exercised by Caesars between January 1, 2024 and December 31, 2024 at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), (ii) if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the A&R Convention Center Put-Call Agreement, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars (the “HLV Repurchase Right”), which may be exercised by Caesars during a one-year period commencing on the date upon which the closing under the Convention Center Put Right transaction does not occur and ending on the day immediately preceding the one-year anniversary thereof for a price equal to 13.0x the rent of Harrah’s Las Vegas for the most recently ended annual period for which Caesars’ financial statements are available as of Caesars’ election to exercise the HLV Repurchase Right and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), which currently may be exercised by us between January 1, 2027 and December 31, 2027 at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million). In addition, in connection with the consummation of the Forum Convention Center Mortgage Loan described below, we will amend the A&R Convention Center Put-Call Agreement to, among other things, accelerate the exercise date of the Convention Center

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Call Right to begin on the scheduled maturity date of the Forum Convention Center Mortgage Loan, as described below in “—Caesars Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition”.
•Las Vegas Strip Assets ROFR. Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars (the “Las Vegas Strip ROFR Agreement”) pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars on any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
•Horseshoe Baltimore ROFR. Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars pursuant to which we will have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).
•CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the consummation of the Eldorado/Caesars Merger. In November 2019, we repaid the CPLV CMBS Debt in full resulting in a prepayment penalty of $110.8 million, of which $55.4 million was reimbursed by Caesars upon the consummation of the Eldorado Transaction in accordance with the MTA as follows: $31.0 million was paid to us in cash, $20.5 million was credited to us as a reduction in the CPLV Lease Amendment Payment and $3.9 million was credited to us as a reduction in the HLV Lease Amendment Payment.
•Eldorado Bridge Facilities. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the Eldorado Transaction. The commitments under the Bridge Facilities were fully terminated at our election in June 2020.
JACK Lease Agreement Amendment and Amended and Restated ROV Loan
Subsequent to June 30, 2020, on July 16, 2020, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “JACK Lease Agreement Amendment”), pursuant to which, among other things, we agreed to fund $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. In connection with the construction of the gaming patio, commencing on April 1, 2022, rent under the JACK Cleveland/Thistledown Lease Agreement (as amended by the JACK Lease Agreement Amendment) will be increased by an incremental $1.8 million. The JACK Lease Agreement Amendment also provides for relief with respect to certain existing covenants through March 31, 2022, adds an additional five years to the initial lease term, with the tenant under the JACK Cleveland/Thistledown Lease Agreement having three (rather than four) five-year renewal options as a result of such extension of the initial lease term, and provides for rent escalation to begin in 2022 rather than 2021. The JACK Lease Agreement Amendment does not provide for a reduction or deferral of the tenant’s rent obligations. The tenant’s obligations under the JACK Lease Agreement Amendment are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Pursuant to the Jack Lease Agreement Amendment, the relief provided thereunder is conditioned upon (i) the tenant’s timely payment of rent obligations under the JACK Cleveland/Thistledown Lease Agreement and (ii) no tenant event of default occurring under the JACK Cleveland/Thistledown Lease Agreement during the compliance period set forth in the JACK Lease Agreement Amendment.
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million, which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility, which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the revolving credit facility is payable quarterly. The Amended and Restated ROV Loan, which includes the term loan and revolving credit facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022.
Caesars Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition
On June 15, 2020, we entered into a non-binding letter of intent with Eldorado (the “Mortgage and Land Acquisition Agreement”) pursuant to which we intend to (i) lend $400.0 million to a subsidiary of Caesars (the “Forum Convention Center Borrower”) for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”) and (ii) purchase approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ Hotel & Casino, Bally’s Las Vegas, Paris Las Vegas and Planet Hollywood gaming facilities (the “Las Vegas Land”) for a purchase price of $4.5 million per acre (the “Las Vegas Land Acquisition”).
Each of the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition is cross-conditioned on the consummation of the other. In addition, the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition are each subject to, among other things, the completion of due diligence and negotiation of definitive documentation and is expected to close in the third quarter of 2020. However, we can provide no assurances that the Forum Convention Center Mortgage Loan or the Las Vegas Land Acquisition will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition with the proceeds from the expected physical settlement of the June 2020 Forward Sale Agreement.
Forum Convention Center Mortgage Loan
The Forum Convention Center Mortgage Loan will be in an amount of $400.0 million and will have a term of five years. The interest rate on the Forum Convention Center Mortgage Loan initially will be 7.7% per annum, with payments subject to 2.0% annual escalation, with interest paid monthly in cash in arrears. Except as provided below, no prepayments will be permitted during the first two years of the term of the Forum Convention Center Mortgage Loan. During the third and fourth years of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan, in each case in full but not in part, at 102% of par in year three and 101% of par in year four. During the fifth year of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan in full but not in part at par. However, the Forum Convention Center Mortgage Loan may be prepaid at any time at par, without penalty or make-whole, in connection with our acquisition of the land and real estate assets associated with the Caesars Forum Convention Center and an OpCo sale and conversion to an OpCo/PropCo structure, subject to our consent, which may be withheld in our sole discretion.
The Forum Convention Center Mortgage Loan will be secured by a first priority mortgage on the Caesars Forum Convention Center that is currently owned by Caesars, including, without limitation the Caesars Forum Convention Center, as well as a first priority lien on the equity interests in the Forum Convention Center Borrower, a first priority security interest in all of the Forum Convention Center Borrower’s interest in furniture, fixtures and equipment used, owned or related to the operation of the Caesars Forum Convention Center, and a first priority assignment of the Forum Convention Center Borrower’s interest in leases and rents, including a collateral assignment of the Forum Convention Center Borrower’s interest in the lease on the Caesars Forum Convention Center pursuant to which the Forum Convention Center Borrower will lease the Caesars Forum Convention Center to a subsidiary of Caesars (the “Caesars Tenant”), which lease will be fully subordinate to the Forum Convention Center Mortgage Loan. In addition, if the Forum Convention Center Borrower defaults on the Forum Convention Center Mortgage Loan and we take possession of the Caesars Forum Convention Center, we may, at our option under certain circumstances, assume the lease with the Caesars Tenant (which lease will be guaranteed by Caesars and have an initial annual rent of $33.9 million, subject to annual increases equal to the greater of 2% and the annual consumer price index increase).

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In connection with the Forum Convention Center Mortgage Loan, we will amend the A&R Convention Center Put-Call Agreement to include the following terms:
•The Convention Center Call Right, which is currently exercisable for the one-year period beginning January 1, 2027, will instead be exercisable beginning on the scheduled maturity date of the Forum Convention Center Mortgage Loan until December 31, 2026; and
•If there is an event of default on the Forum Convention Center Mortgage Loan, (i) the Convention Center Put Right, which is currently exercisable for the one-year period commencing on January 1, 2024, will not be exercisable, and (ii) we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
Las Vegas Land Acquisition
We have agreed to purchase the Las Vegas Land for a purchase price of $4.5 million per acre. After we acquire the Las Vegas Land, we will grant subsidiaries of Caesars a revocable license to continue to use the property; provided, that the subsidiaries of Caesars will continue to pay real property taxes, insurance costs, security costs and other operating costs related to the Las Vegas Land (“Las Vegas Land Operating Costs”) (or such portion of the Las Vegas Land that subsidiaries of Caesars continue to occupy). These obligations will be guaranteed by Caesars. Upon six months’ prior written notice, we will have the right to require that the subsidiaries of Caesars vacate the Las Vegas Land (or any portion thereof). Upon six months’ prior written notice to us, the subsidiaries of Caesars may vacate the Las Vegas Land (or any portion thereof). In each case upon such vacancy, the subsidiaries of Caesars will no longer be responsible for Las Vegas Land Operating Costs with respect to the portion of the Las Vegas Land vacated.
Omnibus Lease Amendment
On June 1, 2020, we entered into an Omnibus Amendment to Leases (the “Omnibus Amendment”) with Pre-Merger Caesars. Pursuant to the Omnibus Amendment, Pre-Merger Caesars, and after the consummation of the Eldorado Transaction, Caesars, will be granted certain relief with respect to a portion of their capital expenditure obligations under the Caesars Lease Agreements conditioned upon (i) funding by Caesars of certain minimum capital expenditures in fiscal year 2020 (which represent a reduction of the minimum capital expenditure amounts currently set forth in the Caesars Lease Agreements), (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment, and (iii) no tenant event of default occurring under any of the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment. Caesars will receive credit for certain deemed capital expenditure amounts, which credit may be used to satisfy certain of their capital expenditure obligations in the 2020, 2021 and 2022 fiscal years, provided that the foregoing conditions are satisfied. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations set forth in the Caesars Lease Agreements or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve in accordance with the Omnibus Amendment.
Sale of Bally’s Atlantic City
On April 24, 2020, we and Caesars entered into definitive agreements to sell the Bally’s Atlantic City Hotel & Casino for $25.0 million to a subsidiary of Twin River Worldwide Holdings, Inc. We are entitled to receive approximately $19.0 million of the proceeds from the sale and Caesars is entitled to approximately $6.0 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by the end of the year and remains subject to regulatory approval and customary closing conditions.
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the Amended and Restated ROV Loan were subsequently amended on July 16, 2020 as described above under “— JACK Lease Agreement Amendment and the Amended and Restated ROV Loan.” We determined that the land and building components of the JACK Cleveland/Thistledown Acquisition meet the definition of a sales-type lease and further meet the definition of a sale leaseback transaction as defined in ASC 842. Accordingly, we have classified these assets as Investments in leases - financing receivables on our Balance Sheet as a sale leaseback transaction that is accounted for as a lease financing receivable under ASC 310.
2019 Transactions
Our significant activities in 2019, in reverse chronological order, are as follows:
Sale of Harrah’s Reno
On December 31, 2019, we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset to a third party, which agreement was amended on May 29, 2020. The purchase price for Harrah’s Reno is $41.5 million (which reflects a purchase price adjustment of $8.5 million). We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by the end of the year and remains subject to customary closing conditions.
Closing of Purchase of Century Portfolio
On December 6, 2019, we completed the previously announced transaction to acquire the Century Portfolio, comprised of the land and real estate assets of (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri, and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The Century Portfolio Lease Agreement has an aggregate initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenants’ obligations under the Century Portfolio Lease Agreement are guaranteed by Century Casinos. We determined that the land and building components of the Century Portfolio Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.
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
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The Greektown Lease Agreement has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Greektown Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The Margaritaville Lease Agreement has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Margaritaville Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - direct financing and sales-type on our Balance Sheet.
Note 5 — Real Estate Portfolio
As of June 30, 2020, our real estate portfolio consisted of the following:
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
The following is a summary of the balances of our real estate portfolio as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Minimum lease payments receivable under direct financing and sales-type leases (1)	$31,006,569	$31,460,712
Estimated residual values of leased property (not guaranteed)	2,525,469	2,525,469
Gross investment in direct financing and sales-type leases	33,532,038	33,986,181
Unamortized initial direct costs	42,712	42,819
Less: Unearned income	(22,846,758)	(23,294,755)
Less: Allowance for credit losses	(355,336)	—
Investments in leases - direct financing and sales-type, net	10,372,656	10,734,245
Investments in leases - operating	1,086,658	1,086,658
Investments in leases - financing receivables, net	812,636	—
Total investments in leases, net	12,271,950	11,820,903
Investments in loans, net	49,876	—
Land	94,711	94,711
Total Real estate portfolio	$12,416,537	$11,915,614
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Income from direct financing and sales-type leases, excluding contingent rent (1)	$223,809	$201,549	$448,004	$397,299
Income from operating leases (2)	10,913	10,914	21,826	21,827
Income from lease financing receivables (1) (3)	15,924	—	27,944	—
Total revenue, excluding contingent rent	250,646	212,463	497,774	419,126
Contingent rent (1)	86	—	143	—
Total lease revenue	250,732	212,463	497,917	419,126
Non-cash adjustment (4)	3,809	(2,277)	7,063	(4,789)
Total contractual lease revenue	$254,541	$210,186	$504,980	$414,337
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of our specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of June 30, 2020, we have only recognized contingent rent on our Margaritaville Lease Agreement in relation to the variable rent portion of the lease. Refer to the Lease Overview section below for information regarding contingent rent on each lease.
(2) Represents the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas and certain operating land parcels were reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, such income will be recognized as Income from sales-type leases.
(3) Represents the JACK Cleveland/Thistledown Lease Agreement which, in accordance with ASC 842, was determined to meet both the definition of a sales-type lease and sale leaseback transaction and, as a result, is accounted for as a financing under ASC 310.
(4) Amounts represent the non-cash adjustment to the minimum lease payments from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At June 30, 2020, minimum lease payments owed to us for each of the five succeeding years under direct financing, sales-type and operating leases, as well as leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Direct Financing and Sales-Type	Operating	Financing Receivables	Total
2020 (remaining)	$456,152	$21,827	$32,940	$510,919
2021	916,720	43,653	66,484	1,026,857
2022	927,351	43,653	67,149	1,038,153
2023	942,285	43,653	68,128	1,054,066
2024	954,569	43,653	68,212	1,066,434
2025	954,765	43,653	68,212	1,066,630
Thereafter	25,854,727	1,171,362	1,983,840	29,009,929
Total	$31,006,569	$1,411,454	$2,354,965	$34,772,988

Weighted Average Lease Term (2)	32.5	32.3	34.6	32.7
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) The minimum lease payments and weighted average remaining lease term assumes the exercise of all tenant renewal options, consistent with our conclusions under ASC 842 and ASC 310. Upon the consummation of the Eldorado Transaction, the lease term was extended by three years and as such, subsequent to June 30, 2020, the weighted average lease term will increase accordingly, as applicable.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements (both prior and subsequent to the modifications that occurred on July 20, 2020 as a result of the consummation of the Eldorado Transaction):

($ In thousands)	Non-CPLV Lease Agreement and Joliet Lease Agreement	Regional Master Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement	Las Vegas Master Lease Agreement
Lease Provision (1)	Prior to Amendment	As Amended	Prior to Amendment	Prior to Amendment	As Amended
Initial Term (2)	15 years	18 years	15 years	15 years	18 years
Initial Term maturity (2)	10/31/2032	7/31/2035	10/31/2032	12/31/2032	7/31/2035
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Current annual rent (3)	$508,534	$662,534	$207,745	$89,157	$395,401
Escalator (4)	Lease years 2-5 - 1.5% Lease years 6-15 - Consumer price index (“CPI”) subject to 2% floor	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / Change in CPI	Lease years 2-5 - 1% Lease years 6-15 - > 2% floor / change in CPI	> 2% / change in CPI
EBITDAR to Rent Ratio floor (5)	1.2x commencing lease year 8	None	1.7x commencing lease year 8	1.6x commencing lease year 6	None
Variable Rent adjustment	Year 8: 70% base rent / 30% variable rent Year 11: 80% base rent / 20% variable rent	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8 & 11: 80% base rent / 20% variable rent	Year 8 & 11: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent
Variable Rent adjustment calculation (6)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease will have a full 15-year initial lease term remaining.
(3) Prior to amendment, with respect to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the current annual base rent payable for the current lease year which is the period from November 1, 2019 through October 31, 2020. In relation to the HLV Lease Agreement, the amount represents current annual base rent payable for the current lease year which is the period from January 1, 2020 through December 31, 2020. Subsequent to the consummation of the Eldorado Transaction and the amendments in connection therewith, (i) with respect to the Regional Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, inclusive of the additional rent associated with the MTA Properties and (ii) with respect to the Las Vegas Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, inclusive of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended June 30, 2020 and 2019.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(5) The coverage floors, which coverage floors would have served to reduce the rent escalators under the Caesars Lease Agreements in the event that the “EBITDAR to Rent Ratio” coverage was below the stated floor, were removed upon execution of the amendments to the Caesars Lease Agreements upon the consummation of the Eldorado Transaction.
(6) Variable Rent is not subject to the Escalator.
Penn National Lease Agreements - Overview
The following is a summary of the material lease provisions of our Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,544	$55,556
Escalation commencement (2)	Lease year two	Lease year four
Escalation	2% of Building base rent, subject to the net revenue to rent ratio floor	2% of Building base rent, subject to the net revenue to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year four
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,384 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
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
(2) In the event that the net revenue to rent ratio coverage, as applicable, is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue to rent ratio coverage, as applicable, provided that the amount shall never result in a decrease to the prior year’s rent. In relation to the Greektown Lease Agreement, in May 2020, the lease was adjusted to remove the escalation for lease years 2 and 3 and to provide for a net revenue to rent ratio coverage floor to be mutually agreed upon by both parties prior to the commencement of lease year four.
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the three and six months ended June 30, 2020, we recognized approximately $0.1 million and $0.1 million, respectively, in contingent rent in relation to the Margaritaville Lease Agreement escalation. No such rent has been recognized for the three and six months ended June 30, 2019. In relation to the Greektown Lease Agreement, no such rent has been recognized for the three and six months ended June 30, 2020 and 2019.

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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2020 and 2019.
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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2020 and 2019.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, in each case multiplied by the Variable rent percentage.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
JACK Cleveland/Thistledown Lease Agreement - Overview
The following is a summary of the material lease provisions of our JACK Cleveland/Thistledown Lease Agreement, as amended on July 16, 2020:

($ In thousands)
Lease Provision	Term
Initial term	20 years
Renewal terms	Three, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year three
Escalator (2)	Lease years 3-4 - 1.0% Lease years 5-7 - 1.5% Lease years 8-15 - The greater of 1.5% or the change in CPI capped at 2.5%
Net revenue to rent ratio floor	4.9x in any lease year (commencing in lease year 6) - if the coverage ratio is below the stated amount, there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8, 11 and 16
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year which is the period from January 24, 2020 through January 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2020 and 2019.
(3) Variable rent is not subject to the escalator and is calculated (i) for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, (ii) for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, and (iii) for lease year 16 as an increase or decrease of the average of net revenues for lease years 13 through 15 compared to the average net revenue for lease years 8 through 10, in each case multiplied by the Variable rent percentage.
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
The following table summarizes the capital expenditure requirements of the respective tenants under the Caesars Lease Agreements, as amended following the consummation of the Eldorado Transaction, which amendments increased the existing capital expenditure requirements in proportion to the overall increase in the tenant’s net revenue arising from the MTA Properties:

Provision	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues for CPLV (commencing in 2022 with respect to HLV) (1)
Rolling three-year minimum (2)	$334 million	$84 million
Initial minimum capital expenditure	N/A	$171 million (2017 - 2021) (with respect solely to HLV)
____________________
(1) The lease agreements require a $120.9 million floor on annual capital expenditures for CPLV, Joliet and the Regional Lease properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) CEOC is required to spend $427.7 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $333.6 million allocated to the regional assets, $84.0 million allocated to CPLV and the remaining balance of $10.1 million to facilities covered by any Formation Lease Agreement in such proportion as CEOC may elect. Additionally, CEOC is required to expend a minimum of $598.4 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $427.7 million requirement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, we have agreed with Pre-Merger Caesars, and after the consummation of the Eldorado Transaction, Caesars, to provide limited relief with respect to a portion of their capital expenditure obligations under the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement (and following the consummation of the Eldorado Transaction, the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement). This relief is conditioned upon (i) expenditures by Caesars of certain minimum capital expenditures, (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements and (iii) no event of default occurring under any of the Caesars Lease Agreements during the applicable compliance period. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations currently set forth in the CPLV Lease Agreement, the Non-CPLV Lease Agreement and the Joliet Lease Agreement (and following the consummation of the Eldorado Transaction, the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement).
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
____________________
(1) Minimum of 1% of net gaming revenue on a rolling three-year basis for each individual facility and 1% of net gaming revenues per fiscal year for the facilities collectively. In May 2020, in connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, we agreed to waive Century’s capital expenditure requirements for 2020 and defer to not later than December 31, 2021 certain other expenditures contemplated in connection with the underwriting of the acquired casino properties, conditioned upon (i) Century’s timely payment of rent obligations under the Century Portfolio Lease Agreement during the compliance period set forth in the amendment and (ii) no tenant event of default occurring under the Century Portfolio Lease Agreement during the compliance period set forth in the amendment. If Century fails to satisfy any of the foregoing conditions, Century will be required to satisfy the capital expenditure obligations set forth in the Century Portfolio Lease Agreement or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve for expenditure in accordance with the amendment.
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022, which shall include $18.0 million to be advanced by us and expended by JACK Entertainment for the construction of the new gaming patio amenity at JACK Thistledown Racino.
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
Allowance for Credit Losses
During the three months ended June 30, 2020, we recognized a $65.5 million decrease in our allowance for credit losses. This decrease was primarily driven by a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations.
During the six months ended June 30, 2020, we recognized an $84.0 million increase in our allowance for credit losses. The increase in the CECL allowance was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants as well as the utilization of forecasted scenarios that incorporate the expected negative impact of the COVID-19 pandemic on the economy and (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt. Additionally, $22.2 million of the $84.0 million increase related to our initial

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020. This increase was partially offset by a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations during the second quarter of 2020.
The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three and six months ended June 30, 2019.
As of June 30, 2020 and December 31, 2019, and since our Formation Date, all of our Lease Agreements and the ROV Loan are current in payment of their obligations to us and no investments are on non-accrual status. Additionally, to the best of our knowledge, none of our tenants were in contravention of any of the Lease Agreements.
The following tables detail the allowance for credit losses included as a component in our investments in leases - direct financing and sales-type, Investments in leases - financing receivables and investments in loans as of June 30, 2020 and January 1, 2020, the date of adoption:

	June 30, 2020
(In thousands, except for %)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - direct financing and sales-type	$10,727,992	$(355,336)	$10,372,656	3.31%
Investments in leases - financing receivables	850,253	(37,617)	812,636	4.42%
Investments in loans	50,313	(437)	49,876	0.87%
Totals	$11,628,558	$(393,390)	$11,235,168	3.38%

	January 1, 2020
(In thousands, except for %)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - direct financing and sales-type	$10,734,245	$(309,362)	$10,424,883	2.88%
Investments in leases - financing receivables	—	—	—	—%
Investments in loans	—	—	—	—%
Totals	$10,734,245	$(309,362)	$10,424,883	2.88%
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2020:

(In thousands)	Six Months Ended June 30, 2020
Beginning Balance December 31, 2019	$—
Initial allowance upon adoption	309,362
Initial allowance from current period acquisitions	22,158
Current period change in credit allowance	61,870
Write-offs	—
Recoveries	—
Ending Balance June 30, 2020	$393,390
Impact of Eldorado Transaction on CECL Allowance
In the third quarter of 2020, we will be required to record a CECL allowance related to our $1.8 billion investment in the MTA Properties, as well as our aggregate $1.4 billion increased investment in the CPLV Lease Agreement and HLV Lease Agreement as a result of the respective CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition which, following the consummation of the Eldorado Transaction, are reflected in the Las Vegas Master Lease Agreement. We expect the initial CECL allowance percentage related to these investments to be materially consistent with our current CECL allowance percentage as of June 30, 2020.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2020 and January 1, 2020, the date of adoption:

	June 30, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	Total
Investments in leases - direct financing, sales-type and financing receivable and investments in loans	$—	$561,116	$9,886,007	$900,566	$280,869	$11,628,558

	January 1, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	Total
Investments in leases - direct financing, sales-type and financing receivable and investments in loans	$1,527,776	$—	$8,926,229	$280,240	$—	$10,734,245

Note 7 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Property and equipment used in operations, net	$70,274	$70,406
Other receivables	56,656	60,111
Right of use asset	17,815	17,738
Debt financing costs	10,205	14,575
Deferred acquisition costs	9,492	11,134
Sales-type sub-leases	8,629	8,688
Tenant receivables	3,001	—
Prepaid expenses	1,140	3,252
Interest receivable	307	1,626
Other	3,042	1,108
Total other assets	$180,561	$188,638

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Land and land improvements	$59,117	$59,346
Buildings and improvements	14,679	14,805
Furniture and equipment	6,457	4,523
Total property and equipment used in operations	80,253	78,674
Less: accumulated depreciation	(9,979)	(8,268)
Total property and equipment used in operations, net	$70,274	$70,406

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$1,213	$1,018	$2,080	$1,948
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Derivative liability	$117,265	$65,078
Lease liability	17,815	17,738
Other accrued expenses	12,373	21,023
Finance sub-lease liabilities	8,643	8,688
Accrued payroll and other compensation	3,367	7,369
Deferred income taxes	3,342	3,382
Accounts payable	841	640
Total other liabilities	$163,646	$123,918

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8— Debt
The following tables detail our debt obligations as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,078,545
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	739,165
2026 Notes	2026	4.250%	1,250,000	1,231,692
2027 Notes	2027	3.750%	750,000	738,899
2029 Notes	2029	4.625%	1,000,000	984,930
2030 Notes	2030	4.125%	1,000,000	984,901
Total Debt			$6,850,000	$6,758,132

($ in thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes (5)	2023	8.00%	498,480	498,480
Senior Unsecured Notes (4)
2026 Notes	2026	4.250%	1,250,000	1,231,227
2029 Notes	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600.0 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and six months ended June 30, 2020, the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. In connection with the repricing of the Term Loan B Facility in January 2020, the interest rate was decreased to LIBOR plus 1.75%. As of June 30, 2020 and December 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
(5)The Second Lien Notes were redeemed in full on February 20, 2020 with a portion of the proceeds from the February 2020 Senior Unsecured Notes offering.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum payments of our debt obligations as of June 30, 2020:

(In thousands)	Future Minimum Payments
2020 (remaining)	$—
2021	—
2022	10,000
2023	22,000
2024	2,068,000
2025	750,000
Thereafter	4,000,000
Total minimum repayments	$6,850,000
Senior Unsecured Notes
On November 26, 2019, the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Issuers”), wholly owned subsidiaries of the Company issued (i) $1,250.0 million in aggregate principal amount of 2026 Notes under an indenture dated as of November 26, 2019 (the “2026 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (the “Trustee”), and (ii) $1,000.0 million in aggregate principal amount of 2029 Notes under an indenture dated as of November 26, 2019 (the “2029 Notes Indenture” and, together with the 2026 Notes Indenture, the “2019 Senior Unsecured Notes Indentures”), among the Issuers, the subsidiary guarantors party thereto and the Trustee. We used a portion of the net proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses including the net prepayment penalty of $55.4 million. On January 24, 2020, the remaining net proceeds were used to pay for a portion of the purchase price of the JACK Cleveland/Thistledown Acquisition. The 2026 Notes will mature on December 1, 2026, and the 2029 Notes will mature on December 1, 2029. Interest on the 2026 Notes will accrue at a rate of 4.250% per annum, and interest on the 2029 Notes will accrue at a rate of 4.625% per annum.
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes under an indenture dated as of February 5, 2020 (the “2025 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and the Trustee, (ii) $750.0 million in aggregate principal amount of 2027 Notes under an indenture dated as of February 5, 2020 (the “2027 Notes Indenture”), among the Issuers, the subsidiary guarantors party thereto and the Trustee and (iii) $1.0 billion in aggregate principal amount of 2030 Notes under an indenture dated as of February 5, 2020 (the “2030 Notes Indenture” and, together with the 2025 Notes Indenture and the 2027 Notes Indenture, the “2020 Senior Unsecured Notes Indentures”), among the Issuers, the subsidiary guarantors party thereto and the Trustee. The 2020 Senior Unsecured Notes Indentures, together with the 2019 Senior Unsecured Notes Indentures, are referred to as the “Senior Unsecured Notes Indentures”. We placed $2.0 billion of the net proceeds of the February 2020 Senior Unsecured Notes offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020), and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes accrues at a rate of 3.500% per annum, interest on the 2027 Notes accrues at a rate of 3.750% per annum and interest on the 2030 Notes accrues at a rate of 4.125% per annum.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The 2027 Notes, the 2030 Notes and the portion of the 2025 Notes in excess of the amount applied to redeem the Second Lien Notes were previously subject to special mandatory redemption in accordance with the terms of the applicable Indentures, which terms were satisfied in connection with the closing of the transactions pursuant to the MTA (other than the MTA Properties Acquisitions). As such, the 2027 Notes, the 2030 Notes and the 2025 Notes are no longer subject to a special mandatory redemption.
The Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of June 30, 2020, the restricted net assets of the Operating Partnership were approximately $7.6 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The Amended and Restated Credit Agreement contains customary covenants that are consistent with those set forth in the Credit Agreement (except as to the financial covenants described above), which, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Amended and Restated Credit Agreement) subject to no event of default under the Amended and Restated Credit Agreement and pro forma compliance with the financial covenant pursuant to the Amended and Restated Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30.0 million. We are also subject to the financial covenants under the Revolving Credit Facility, as previously described above.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee was equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee was equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and is payable as such commitments are terminated. For the three and six months ended June 30, 2020, we have recognized $0.5 million and $3.1 million, respectively, of fees related to the Bridge Facilities in Interest expense on our Statement of Operations.
Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion. The commitments under the Bridge Facilities were fully terminated at our election in June 2020.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2020, we are in compliance with all financial covenants under our debt obligations.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of June 30, 2020 and December 31, 2019, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Unrealized gain (loss) recorded in other comprehensive income	$951	$(30,688)	$(52,187)	$(47,879)
Interest recorded in interest expense	$11,114	$1,280	$16,694	$2,430

Note 10 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

June 30, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$—	$—	$—	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$117,265	$—	$117,265	$—

	December 31, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$59,474	$—	$59,474	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$65,078	$—	$65,078	$—
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019 for which fair value is only disclosed are as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$812,636	$843,300	$—	$—
Investments in loans (1)	49,876	50,000	—	—
Cash and cash equivalents	1,680,536	1,680,536	1,101,893	1,101,893
Restricted cash	2,000,000	2,000,000	—	—
Financial liabilities:
Debt (2)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,078,545	1,974,000	2,076,962	2,110,500
Second Lien Notes	—	—	498,480	538,358
2025 Notes	739,165	705,000	—	—
2026 Notes	1,231,692	1,193,750	1,231,227	1,287,500
2027 Notes	738,899	708,750	—	—
2029 Notes	984,930	975,000	984,894	1,045,000
2030 Notes	984,901	950,000	—	—
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
Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2020 and 2030, respectively. The weighted average remaining lease term as of June 30, 2020 under our operating leases was 15.9 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Rent expense	$505	$414	$1,003	$779
Contractual rent	$345	$318	$668	$636
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
As of June 30, 2020, we have a $17.8 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$902
2021	1,790
2022	1,808
2023	1,827
2024	1,847
2025	1,908
Thereafter	19,074
Total minimum lease commitments	$29,156
Discounting factor	11,341
Lease liability	17,815
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord.
We have determined we are the primary obligor of the ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Others assets (sales-type sub-lease)	$8,629	$8,688
Other liabilities (finance sub-lease liability)	8,643	8,688
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Rental income and expense (1)	$138	$81	$277	$132
Contractual rent	$154	$88	$308	$144
____________________
(1)For the three and six months ended June 30, 2020, these amounts are presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the three and six months ended June 30, 2019, we recorded such amounts as a component of General and administrative expenses on a net basis as these charges were not material to the Statement of Operations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the ground and use leases at June 30, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$308
2021	616
2022	616
2023	616
2024	616
2025	616
Thereafter	18,653
Total minimum lease commitments	$22,041
Discounting factor	13,398
Finance sub-lease liability	$8,643
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms and are between 6% and 7%. The weighted average remaining lease term as of June 30, 2020 under our finance leases was 35.8 years.
Note 12 — Stockholders' Equity
Stock
Authorized
We have the authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
June 2020 Offering
On June 17, 2020, we completed a primary follow-on offering of 29,900,000 shares of common stock (inclusive of 3,900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at an offering price of $22.15 per share for an aggregate offering value of $662.3 million, all of which are subject to a forward sale agreement to be settled by September 17, 2020 (the “June 2020 Forward Sale Agreement”). We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchaser or its affiliates. We determined that the June 2020 Forward Sale Agreement meets the criteria for equity classification and is therefore exempt from derivative accounting. We recorded the June 2020 Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
We expect to settle the June 2020 Forward Sale Agreement entirely by the physical delivery by us of 29,900,000 shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the June 2020 Forward Sale Agreement. The physical settlement of the June 2020 Forward Sale Agreement is calculated based on the initial forward sale price per share of $21.37 as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the June 2020 Forward Sale Agreement. As of June 30, 2020, based on these adjustments, the forward share price was $21.07 and would result in us receiving approximately $630.1 million in cash proceeds if we were to physically settle the June 2020 Forward Sale Agreement. Alternatively, if we were to net cash settle the June 2020 Forward Sale Agreement, it would result in a cash inflow of $26.4 million or, if we were to net share settle the June 2020 Forward Sale Agreement, it would result in us receiving approximately 1.3 million shares. As of June 30, 2020, we have not settled any portion of the June 2020 Forward Sale Agreement.
Further, the shares of common stock issuable upon settlement of the June 2020 Forward Sale Agreement will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
reporting period). If and when we physically settle the June 2020 Forward Sale Agreement, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We intend to use the net proceeds upon settlement of the June 2020 Forward Sale Agreement to fund the Forum Convention Center Mortgage Loan and the purchase price of the Las Vegas Land and for general corporate purposes, which may include our other pending transactions, the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
June 2019 Offering
On June 28, 2019, we completed a primary follow-on offering of (i) 50,000,000 shares of common stock (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at an offering price of $21.50 per share for an aggregate offering value of $1.1 billion, resulting in net proceeds, after the deduction of the underwriting discount and expenses, of $1.0 billion and (ii) 65,000,000 shares of common stock that were subject to forward sale agreements to be settled by September 26, 2020 (collectively the “June 2019 Forward Sale Agreements”). We did not initially receive any proceeds from the sale of the shares of common stock subject to the June 2019 Forward Sale Agreements that were sold by the forward purchasers or their respective affiliates. We determined that the June 2019 Forward Sale Agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the June 2019 Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value were not required under equity classification.
On June 2, 2020, we physically settled the June 2019 Forward Sale Agreements in full by delivering 65,000,000 shares of our common stock to the forward purchasers, in exchange for total net proceeds of approximately $1.3 billion. The physical settlement of the June 2019 Forward Sale Agreements was calculated based on the forward sale price of $19.64 per share. The proceeds were used to consummate the Eldorado Transaction.
At-the-Market Offering Program
We have entered into an equity distribution agreement, as amended (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the year ended December 31, 2019, we sold a total of 6,107,633 shares under the ATM Program for net proceeds of $128.3 million. We have no obligation to sell the remaining shares available for sale under the ATM Program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2020	2019
Beginning Balance January 1, (1)	461,004,742	404,729,616
Issuance of common stock in primary follow-on offerings	—	50,000,000
Issuance of common stock upon physical settlement of forward sale agreements (1)	65,000,000	—
Issuance of common stock under the at-the-market offering program	7,500,000	6,107,633
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	163,013	167,297
Ending Balance June 30,	533,667,755	461,004,546
____________________
(1)Excludes the 29,900,000 shares subject to June 2020 Forward Sale Agreement as the shares are not yet settled.
(2)The six months ended June 30, 2020 and 2019 excludes 239,437 share units and 157,512 share units, respectively, issued under the performance-based stock incentive program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Dividends
Dividends declared (on a per share basis) during the six months ended June 30, 2020 and 2019 were as follows:

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875

Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the June 2020 Forward Sale Agreement. The shares issuable upon settlement of the June 2020 Forward Sale Agreement, as described in Note 12 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the June 2020 Forward Sale Agreement, the delivery of shares of common stock would result in an increase in the number of shares outstanding and dilution to earnings per share.
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Determination of shares:
Weighted-average shares of common stock outstanding	489,012	412,310	477,095	409,040
Assumed conversion of restricted stock (1)	198	321	232	363
Assumed settlement of forward sale agreements	3	190	4,326	70
Diluted weighted-average shares of common stock outstanding	489,213	412,821	481,652	409,473
____________________
(1)For the three and six months ended June 30, 2020, certain unvested restricted shares and unvested performance-based restricted shares were excluded from the computation of diluted EPS because the effect of doing so was anti-dilutive.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Basic:
Net income attributable to common stockholders	$229,402	$152,049	$205,390	$302,898
Weighted-average shares of common stock outstanding	489,012	412,310	477,095	409,040
Basic EPS	$0.47	$0.37	$0.43	$0.74

Diluted:
Net income attributable to common stockholders	$229,402	$152,049	$205,390	$302,898
Diluted weighted-average shares of common stock outstanding	489,213	412,821	481,652	409,473
Diluted EPS	$0.47	$0.37	$0.43	$0.74

Note 14 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2020, 11,478,446 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Stock-based compensation expense	$2,012	$1,366	$3,361	$2,417
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	601	$21.16	398	$19.60
Granted	421	19.51	336	22.03
Vested	(116)	21.08	(93)	19.41
Forfeited	(25)	21.21	(12)	20.78
Canceled	—	—	—	—
Outstanding at end of period	881	$20.38	629	$20.90
As of June 30, 2020, there was $13.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 15 — Segment Information
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment.
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$252,567	$5,335	$257,902	$212,463	$8,283	$220,746
Operating income	308,622	14	308,636	203,077	2,418	205,495
Interest expense	(77,693)	—	(77,693)	(54,819)	—	(54,819)
Loss on extinguishment of debt	—	—	—	—	—	—
Income before income taxes	231,935	17	231,952	152,186	2,494	154,680
Income tax expense	(257)	(52)	(309)	—	(553)	(553)
Net income (loss)	231,678	(35)	231,643	152,186	1,941	154,127

Depreciation	31	1,182	1,213	2	1,016	1,018

Total assets	$16,188,235	$89,399	$16,277,634	$12,423,049	$98,997	$12,522,046
Total liabilities	$7,186,916	$16,307	$7,203,223	$4,434,057	$15,566	$4,449,623

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$501,268	$11,635	$512,903	$419,126	$15,622	$434,748
Operating income	395,555	1,102	396,657	402,623	4,738	407,361
Interest expense	(153,786)	—	(153,786)	(108,405)	—	(108,405)
Loss on extinguishment of debt	(39,059)	—	(39,059)	—	—	—
Income before income taxes	209,222	1,119	210,341	303,276	4,851	308,127
Income tax expense	(514)	(249)	(763)	—	(1,074)	(1,074)
Net income	208,708	870	209,578	303,276	3,777	307,053

Depreciation	54	2,026	2,080	5	1,943	1,948

Total assets	$16,188,235	$89,399	$16,277,634	$12,423,049	$98,997	$12,522,046
Total liabilities	$7,186,916	$16,307	$7,203,223	$4,434,057	$15,566	$4,449,623

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 16 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on July 10, 2020 (as described in Note 12 - Stockholders' Equity), the entry into the JACK Lease Agreement Amendment and the entry into the Amended and Restated ROV Loan on July 16, 2020 (as described in Note 4 – Property Transactions) and the consummation of the Eldorado Transaction (as described in Note 4 – Property Transactions), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and six months ended June 30, 2020 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants. The extent to which the COVID-19 pandemic impacts the Company, its tenants and its pending transactions, will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including various state governments and/or regulatory authorities issuing directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders that resulted in the temporary closure of our tenants’ operations at our properties, the ability of the Company’s tenants to successfully operate their businesses following reopening of their respective facilities, including the costs of complying with regulatory requirements necessary to keep the facilities open, including compliance with restrictions and reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that the Company agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their leases with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. In addition, changes and instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic could negatively impact consumer discretionary spending and travel, which could have a material adverse effect on our tenants’ businesses. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy (including stemming from the COVID-19 pandemic and changes in economic conditions as a result of the COVID-19 pandemic); our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the possibility that our pending transactions, specifically the Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition (each as defined herein), may not be completed or that completion may be unduly delayed; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of properties acquired (or other benefits we expect to receive) in any of our pending or recently completed transactions; the effects of our recently completed and pending transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for acquisition opportunities, including from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 31 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 50 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 20,200 hotel rooms and feature over 200 restaurants, bars and nightclubs.

Our portfolio also includes approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.

The following chart summarizes our current portfolio of properties, our pending transactions and our properties subject to the right of first refusal agreements and put/call agreement with Caesars:

Property Overview

Caesars Palace Las Vegas

Caesars

Hard Rock Cincinnati

Hard Rock

JACK Cleveland

JACK Entertainment

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Atlantic City
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans
CURRENT PORTFOLIO
PENDING DISPOSITIONS¹
Harrah's Reno
Bally's Atlantic City
OWNED GOLF COURSES
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Saucier, MS
Chariot Run, Laconia, IN
DESIGNATED PUT-CALL PROPERTIES²
Indiana Grand Racing & Casino
Harrah's Hoosier Park
Caesars Forum Convention Center
DESIGNATED ROFR PROPERTIES³
Bally's Las Vegas
Flamingo Las Vegas
Paris Las Vegas
Planet Hollywood
The LINQ
Horseshoe Baltimore

Harrah's Lake Tahoe

Caesars

Century Casino Cape Girardeau

Century Casinos

Greektown Casino-Hotel

Penn National Gaming

VICI Continues to Diversify its Rent Base

VICI At Formation
% LV Rent
26%
74%
% Regional Rent
VICI Post Eldorado Transaction
% LV Rent
31%
69%
% Regional Rent

1. On December 31, 2019, we and Caesars jointly entered into a definitive agreement to sell Harrah's Reno, as subsequently amended on May 29, 2020, for $41.5 million to a third party; the proceeds shall be split 75% to VICI and 25% to Caesars. On April 24, 2020, we and Caesars entered into definitive agreements to sell Bally's Atlantic City for $25 million to a third party; the proceeds shall be split ~$19.0 million to VICI and ~$6.0 million to Caesars. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the dispositions. The dispositions are subject to customary closing conditions and regulatory approvals.
2. The Centaur Agreement (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024. The Convention Center Call Right can be exercised between January 1, 2027 and December 31, 2027 and the Convention Center Put Right can be exercised between January 1, 2024 and December 31, 2024 at 13.0x. Upon closing the Caesars Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition, the A&R Convention Center Put-Call Agreement will be further amended such that the Convention Center Call Right can be exercised between the maturity date of the Caesars Forum Convention Center Mortgage Loan in 2025 and December 31, 2026 at 13.0x.
3. With respect to the assets subject to the Las Vegas Strip ROFR Agreement, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be selected from one of the previous four plus The LINQ Hotel & Casino. Caesars does not have a contractual obligation to sell the properties subject to the Las Vegas Strip ROFR Agreement and will make independent financial decisions regarding whether to trigger the ROFRs. The exercise of the ROFR over Horseshoe Baltimore is subject to any consent required from applicable joint venture partners of Caesars.

We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. As of the consummation of the Eldorado Transaction, Caesars is our largest tenant. We believe we have a mutually beneficial relationship with Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long term. Given current market conditions and the ongoing impact of the COVID-19 pandemic, we anticipate more limited acquisition activity in the near term and we will prioritize our existing tenant relationships and assets, as well as our financial strength and liquidity over the near- to medium-term. However, we will continue to evaluate and may opportunistically pursue accretive acquisitions that may arise as a result of the current turbulence in the market.
Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which generally require our tenants to invest in our properties (subject in certain cases to temporary relief we granted certain tenants on a portion of their capital expenditure obligations), and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. In addition, given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions to augment growth as market conditions allow and with a focus on disciplined capital allocation given the ongoing impact of the COVID-19 pandemic.
We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status combined with the income generation from the Lease Agreements will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the current macroeconomic impact of the COVID-19 pandemic and market conditions more broadly. We conduct our real property business through our Operating Partnership and our golf course business through a TRS, VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2020.
Impact of the COVID-19 Pandemic on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impact, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in the temporary closure of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. As of July 29, 2020, the operations of substantially all of our properties have reopened, subject to operating limitations set forth by the state and local governments and/or regulatory authorities. One property, Greektown, remains closed as the local government and regulatory authority have yet to allow it to reopen. While most of our tenants’ facilities at our properties have reopened, they have reopened at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions or whether they will be subject to additional restrictions or forced to close again in the future. The full extent to which the COVID-19 pandemic ultimately impacts us and our tenants continues to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including our tenants’ financial performance following reopening and the extent of operating limitations and reduced capacity requirements upon reopening. We continue to closely monitor the impact of the COVID-19 pandemic on us, our tenants and our pending transactions.
In addition to the closure and restriction of their operations, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic and business closures. Following the reopening of our tenants’ businesses, they may face additional challenges with respect to restoring operations and financial performance, in particular as a result of changes in customer engagement. The COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact are generally expected to trigger a period of economic slowdown or a global economic recession, which may continue well beyond the lifting of governmental restrictions related to COVID-19 and the reopening of our tenants’ businesses and change consumer behavior, thereby negatively affecting an economic recovery in the gaming sector. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, and economic recessions have led to a decrease in gaming revenue, although the impact of such recessions have generally been less volatile than the impact on retail revenue and S&P 500 sales.
All of our tenants have fulfilled their rent obligations through July 2020 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on operations, liquidity and financial performance. However, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we have provided certain relief under the applicable Lease Agreements to some of our tenants. While the relief we have provided has not deferred or reduced rent obligations for any of our tenants, due to these factors and the continuing uncertainty of the ultimate impact of the COVID-19 pandemic, there can be no assurance that our tenants will continue to fulfill their rent obligations in full or that our tenants will make anticipated capital expenditures to maintain or improve our properties. Further, future or current economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in value of our properties. We continue to actively engage in dialogues with our tenants regarding how best to respond to the COVID-19 pandemic and the closure and restriction of their businesses, including with respect to its impact on their respective financial and operating situations, liquidity needs and contingency planning. Although all of our tenants have fulfilled their rent obligation in full through July 2020, we cannot predict with confidence when our tenants’ operations at our properties will reopen or operate without restriction, or, once reopened, whether they will be forced to close again in the future, or if and when they will return to pre-pandemic performance levels, and as the duration of the pandemic and operational restrictions lengthens, our tenants’ liquidity positions may become more stressed and it may cause one or more of our tenants to be unwilling or unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, given the unprecedented nature of the COVID-19 pandemic, we understand that working with our tenants in the short term to ensure their long-term financial health and performance may become necessary and should provide meaningful benefits to us as well over the long-term.
Given the significant impact on global economic activity to date, including the debt and equity markets, we expect the COVID-19 pandemic may adversely impact our ability to pursue additional material acquisitions as well as acquisition and similar transactional activity in the gaming sector, for an undetermined period of time.
As described herein, the full extent to which the COVID-19 pandemic ultimately impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain closed or restricted, or close again in the future, our tenants’ financial performance during the closure and following reopening and any operating limitations upon reopening. These uncertainties make it difficult to predict our operating results for the remainder of 2020. We will continue to closely monitor the impact of COVID-19 on us, our tenants and our pending transactions. For more information, refer to “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
SIGNIFICANT ACTIVITIES DURING 2020
Our significant activities in 2020, in reverse chronological order, are as follows:
Consummation of the Eldorado Transaction
Subsequent to June 30, 2020, on July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the MTA and the MTA Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement of the June 2019 Forward Sale Agreements, as described in Note 12 - Stockholders’ Equity, and the proceeds from our February 2020 Senior Unsecured Notes offering previously held in escrow. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the MTA Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “MTA Properties”) for an aggregate purchase price of $1,823.5 million (the “MTA Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below. We completed the MTA Properties Acquisitions pursuant to the following agreements: (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana (“Harrah’s New Orleans”) for a cash purchase price of $789.5 million, (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that acquired the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million. Each of our existing call options on the MTA Properties terminated upon the closing of the MTA Properties Acquisitions.
In connection with the completion of the purchase of Harrah’s New Orleans, the tenant’s leasehold interest in that certain Second Amended and Restated Lease Agreement (the “Ground Lease”) dated as of April 3, 2020, by and among Jazz Casino Company, L.L.C., a Louisiana limited liability company (“JCC”), New Orleans Building Corporation (“NOBC”) and the City of New Orleans was assigned by JCC to us. The Ground Lease sets forth the terms and conditions pursuant to which we lease from NOBC a portion of the land upon which Harrah’s New Orleans is located. Simultaneous with entering into the assignment of the Ground Lease, we subleased our interest in the Ground Lease to Caesars in accordance with the terms and conditions of the Regional Master Lease Agreement.
Pursuant to the Regional Master Lease, Caesars is required to perform our obligations as tenant under the Ground Lease, which include the obligation to construct a new hotel intended to be located on the ground-leased premises and to expend at least $325.0 million in connection with the construction of such hotel. The Ground Lease contains certain rights in our favor should Caesars fail to perform our obligations thereunder, including providing us with additional cure periods. If we are unable to cure a Caesars default during any such additional cure period, then, subject to certain conditions more particularly set forth in the Ground Lease, we will have a further additional period (up to 12-24 months) to seek to terminate Caesars as tenant and enter into a replacement sublease with a new operator with respect to the leased premises. If we fail to cure such default at the end of such additional cure period, NOBC would have the right to exercise remedies, including termination of the Ground Lease, in which case we would no longer have any right, title or interest to the leased premises or the improvements located thereon.
•Creation of Las Vegas Master Lease. In consideration of a payment by us to (i) the tenant under the CPLV Lease Agreement of $1,189.9 million (the “CPLV Lease Amendment Payment”) and (ii) the tenant under the HLV Lease Agreement of $213.8 million (the “HLV Lease Amendment Payment”), upon the consummation of the Eldorado Transaction, (a) the CPLV Lease Agreement was amended to (A) combine the CPLV Lease Agreement and the HLV Lease Agreement into a single Las Vegas Master Lease Agreement, (B) increase the annual rent payable to us thereunder associated with Caesars Palace Las Vegas by $83.5 million (the “CPLV Additional Rent Acquisition”), (C) increase the annual rent previously payable to us with respect to the Harrah’s Las Vegas property by $15.0 million (the “HLV Additional Rent Acquisition”) under the Las Vegas Master Lease Agreement and (D) provide for the amended terms described below, and (b) the HLV Lease Agreement and the related lease guaranty were terminated. As a result of such amendments, the Harrah’s Las Vegas property is also now subject to the higher rent escalator under the Las Vegas Master Lease Agreement.
•Lease Amendments and Terminations. Each of the Caesars Lease Agreements was amended to, among other things, (i) remove the rent coverage floors, which coverage floors served to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in the applicable Caesars Lease Agreements) coverage was below the stated floor and (ii) extend the term of each such lease by such additional period of time as necessary to ensure that, each lease will have a full 15-year initial lease term following the consummation of the Eldorado Transaction. The Regional Master Lease Agreement was also amended to, among other things: (a) permit the tenant under the Regional Master Lease Agreement to cause facilities subject to the Regional Master Lease Agreement that in the aggregate represent up to five percent of the aggregate EBITDAR of (A) all of the facilities under such Regional Master Lease Agreement and (B) the Harrah’s Joliet facility, for the 2018 fiscal year (defined as the “2018 EBITDAR Pool” in the Regional Master Lease Agreement, without giving effect to any increase in the 2018 EBITDAR Pool as a result of a facility being added to the Regional Master Lease Agreement) to be sold (whereby the tenant and landlord under the Regional Master Lease Agreement would sell the operations and real estate, respectively, with respect to such facility), provided, among other things, that (1) we and Caesars mutually agree to the split of proceeds from such sales, (2) such sales do not result in any impairment(s)/asset write down(s) by us, (3) rent under the Regional Master Lease Agreement remains unchanged following such sale and (4) the sale does not result in us recognizing certain taxable gain; (b) restrict the ability of the tenant thereunder to transfer and sell the operating business of Harrah’s New Orleans and Harrah’s Atlantic City to replacement tenants without our consent and remove such restrictions with respect to Horseshoe Southern Indiana (in connection with the restrictions applying to Harrah’s New Orleans) and Horseshoe Bossier City (in connection with the restrictions applying to Harrah’s Atlantic City), provided that the tenant under the Regional Master Lease Agreement may only sell such properties if certain terms and conditions are met, including that replacement tenants meet certain criteria provided in the Regional Master Lease Agreement; and (c) require that the tenant under the Regional Master Lease Agreement complete and pay for all capital improvements and other payments, costs and expenses related to the extension of the existing operating license with respect to Harrah’s New Orleans, including, without limitation, any such payments, costs and expenses required to be made to the City of New Orleans, the State of Louisiana or any other governmental body or agency.
Caesars has executed new guaranties with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements.
In connection with entering into the amendments to the Caesars Lease Agreements and the Caesars Guaranties described above, we and Caesars terminated the Management and Lease Support Agreements, dated as of October 6, 2017 with respect to each of the Caesars Lease Agreements, pursuant to which, among other things, Pre-Merger Caesars previously guaranteed the tenants’ monetary obligations under the Caesars Lease Agreements and the Guaranty of Lease dated as of December 22, 2017 pursuant to which, among other things, a subsidiary of Pre-Merger Caesars guaranteed the tenant’s obligations under the HLV Lease Agreement.
•Centaur Properties Put-Call Agreement. Prior to the consummation of the Eldorado Transaction, we were party to a right of first refusal agreement with affiliates of Pre-Merger Caesars with respect to two gaming facilities in Indiana - Harrah’s Hoosier Park and Indiana Grand (together, the “Centaur Properties”). Upon the consummation of the Eldorado Transaction, the Second Amended and Restated Right of First Refusal Agreement between us and Pre-Merger Caesars terminated in accordance with its terms, which included the right of first refusal that we had with respect to the Centaur Properties and we entered into a Put-Call Right Agreement with Caesars (the “Centaur Put-Call Agreement”), whereby (i) we have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The Centaur Put-Call Agreement provides that the leaseback of the Centaur Properties will be implemented through the addition of the Centaur Properties to the Regional Master Lease Agreement.
•Amended and Restated Caesars Forum Convention Center Put-Call Agreement. Upon the consummation of the Eldorado Transaction, we entered into an Amended and Restated Put-Call Right Agreement (the “A&R Convention Center Put-Call Agreement”) with Caesars amending and restating that certain put-call agreement related to the approximately 28 acres of land upon which the Caesars Forum Convention Center is built and/or otherwise used in connection with or necessary for the operation of the Caesars Forum Convention Center (collectively, the “Caesars Forum Convention Center”). The A&R Convention Center Put-Call Agreement provides (i) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”). which may be exercised by Caesars between January 1, 2024 and December 31, 2024 at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), (ii) if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the A&R Convention Center Put-Call Agreement, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of Harrah’s Las Vegas by us to Caesars (the “HLV Repurchase Right”). which may be exercised by Caesars during a one-year period commencing on the date upon which the closing under the Convention Center Put Right transaction does not occur and ending on the day immediately preceding the one-year anniversary thereof for a price equal to 13.0x the rent of Harrah’s Las Vegas for the most recently ended annual period for which Caesars’ financial statements are available as of Caesars’ election to exercise the HLV Repurchase Right and (iii) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum

Convention Center (the “Convention Center Call Right”). which currently may be exercised by us between January 1, 2027 and December 31, 2027 at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million). In addition, in connection with the consummation of the Forum Convention Center Mortgage Loan described below, we will amend the A&R Convention Center Put-Call Agreement to, among other things, accelerate the exercise date of the Convention Center Call Right to begin on the scheduled maturity date of the Forum Convention Center Mortgage Loan, as described below in “—Caesars Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition”.
•Las Vegas Strip Assets ROFR. Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars (the “Las Vegas Strip ROFR Agreement”) pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars on any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
•Horseshoe Baltimore ROFR. Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).
•CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the consummation of the Eldorado/Caesars Merger. In November 2019, we repaid the CPLV CMBS Debt in full resulting in a prepayment penalty of $110.8 million, of which $55.4 million was reimbursed by Caesars upon the consummation of the Eldorado Transaction in accordance with the MTA as follows: $31.0 million was paid to us in cash, $20.5 million was credited to us as a reduction in the CPLV Lease Amendment Payment and $3.9 million was credited to us as a reduction in the HLV Lease Amendment Payment.
•Eldorado Bridge Facilities. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender has agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate (the “Eldorado Senior Bridge Facility”) and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Eldorado Junior Bridge Facility,” and, together with the Eldorado Senior Bridge Facility, the “Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the Eldorado Transaction. The commitments under the Bridge Facilities were fully terminated at our election in June 2020.
JACK Lease Agreement Amendment and Amended and Restated ROV Loan
Subsequent to June 30, 2020, on July 16, 2020, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “JACK Lease Agreement Amendment”), pursuant to which, among other things, we agreed to fund $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. In connection with the construction of the gaming patio, commencing on April 1, 2022, rent under the JACK Cleveland/Thistledown Lease Agreement (as amended by the JACK Lease Agreement Amendment) will be increased by an incremental $1.8 million. The JACK Lease Agreement Amendment also provides for relief with respect to certain existing covenants through March 31, 2022, adds an additional five years to the initial lease term, with the tenant under the JACK Cleveland/Thistledown Lease Agreement having three (rather than four) five-year renewal options as a result of such extension of the initial lease term, and provides for rent escalation to begin in 2022 rather than 2021. The JACK Lease Agreement Amendment does not provide for a reduction or deferral of the tenant’s rent obligations. The tenant’s obligations under the JACK Lease Agreement Amendment are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Pursuant to the Jack Lease Agreement Amendment, the relief provided thereunder is conditioned upon (i) the tenant’s timely payment of rent obligations under the JACK Cleveland/Thistledown Lease Agreement and (ii) no tenant event of default occurring under the JACK Cleveland/Thistledown Lease Agreement during the compliance period set forth in the JACK Lease Agreement Amendment.
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million, which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility, which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the revolving credit facility is payable quarterly. The Amended and Restated ROV Loan, which includes the term loan and revolving credit facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland, so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022.
Caesars Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition
On June 15, 2020, we entered into a non-binding letter of intent with Eldorado (the “Mortgage and Land Acquisition Agreement”) pursuant to which we intend to (i) lend $400.0 million to a subsidiary of Caesars (the “Forum Convention Center Borrower”) for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”) and (ii) purchase approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ Hotel & Casino, Bally’s Las Vegas, Paris Las Vegas and Planet Hollywood gaming facilities (the “Las Vegas Land”) for a purchase price of $4.5 million per acre (the “Las Vegas Land Acquisition”).
Each of the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition is cross-conditioned on the consummation of the other. In addition, the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition are each subject to, among other things, the completion of due diligence and negotiation of definitive documentation and is expected to close in the third quarter of 2020. However, we can provide no assurances that the Forum Convention Center Mortgage Loan or the Las Vegas Land Acquisition will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the Forum Convention Center Mortgage Loan and the Las Vegas Land Acquisition with the proceeds from the expected physical settlement of the June 2020 Forward Sale Agreement.
Forum Convention Center Mortgage Loan
The Forum Convention Center Mortgage Loan will be in an amount of $400.0 million and will have a term of five years. The interest rate on the Forum Convention Center Mortgage Loan initially will be 7.7% per annum, with payments subject to 2.0% annual escalation, with interest paid monthly in cash in arrears. Except as provided below, no prepayments will be permitted during the first two years of the term of the Forum Convention Center Mortgage Loan. During the third and fourth years of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan, in each case in full but not in part, at 102% of par in year three and 101% of par in year four. During the fifth year of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan in full but not in part at par. However, the Forum Convention Center Mortgage Loan may be prepaid at any time at par, without penalty or make-whole, in connection with our acquisition of the land and real estate assets associated with the Caesars Forum Convention Center and an OpCo sale and conversion to an OpCo/PropCo structure, subject to our consent, which may be withheld in our sole discretion.
The Forum Convention Center Mortgage Loan will be secured by a first priority mortgage on the Caesars Forum Convention Center that is currently owned by Caesars, including, without limitation, the Caesars Forum Convention Center, as well as a first priority lien on the equity interests in the Forum Convention Center Borrower, a first priority security interest in all of the Forum Convention Center Borrower’s interest in furniture, fixtures and equipment used, owned or related to the operation of the Caesars Forum Convention Center, and a first priority assignment of the Forum Convention Center Borrower’s interest in leases and rents, including a collateral assignment of the Forum Convention Center Borrower’s interest in the lease on the Caesars Forum Convention Center pursuant to which the Forum Convention Center Borrower will lease the Caesars Forum Convention Center to a subsidiary of Caesars (the “Caesars Tenant”), which lease will be fully subordinate to the Forum Convention Center Mortgage Loan. In addition, if the Forum Convention Center Borrower defaults on the Forum Convention Center Mortgage Loan and we take possession of the Caesars Forum Convention Center, we may, at our option under certain circumstances, assume the lease with the Caesars Tenant (which lease will be guaranteed by Caesars and have an initial annual rent of $33.9 million, subject to annual increases equal to the greater of 2% and the annual consumer price index increase).
In connection with the Forum Convention Center Mortgage Loan, we will amend the A&R Convention Center Put-Call Agreement to include the following terms:
•The Convention Center Call Right, which is currently exercisable for the one-year period beginning January 1, 2027, will instead be exercisable beginning on the scheduled maturity date of the Forum Convention Center Mortgage Loan until December 31, 2026; and
•If there is an event of default on the Forum Convention Center Mortgage Loan, (i) the Convention Center Put Right, which is currently exercisable for the one-year period commencing on January 1, 2024, will not be exercisable, and (ii) we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
Las Vegas Land Acquisition
We have agreed to purchase the Las Vegas Land for a purchase price of $4.5 million per acre. After we acquire the Las Vegas Land, we will grant subsidiaries of Caesars a revocable license to continue to use the property; provided, that the subsidiaries of Caesars will continue to pay real property taxes, insurance costs, security costs and other operating costs related to the Las Vegas Land (“Las Vegas Land Operating Costs”) (or such portion of the Las Vegas Land that subsidiaries of Caesars continue to occupy). These obligations will be guaranteed by Caesars. Upon six months’ prior written notice, we will have the right to require that the subsidiaries of Caesars vacate the Las Vegas Land (or any portion thereof). Upon six months’ prior written notice to us, the subsidiaries of Caesars may vacate the Las Vegas Land (or any portion thereof). In each case upon such vacancy, the subsidiaries of Caesars will no longer be responsible for Las Vegas Land Operating Costs with respect to the portion of the Las Vegas Land vacated.
Omnibus Lease Amendment
On June 1, 2020, we entered into an Omnibus Amendment to Leases (the “Omnibus Amendment”) with Pre-Merger Caesars. Pursuant to the Omnibus Amendment, Pre-Merger Caesars, and after the consummation of the Eldorado Transaction, Caesars, will be granted certain relief with respect to a portion of their capital expenditure obligations under the Caesars Lease Agreements conditioned upon (i) funding by Caesars of certain minimum capital expenditures in fiscal year 2020 (which represent a reduction of the minimum capital expenditure amounts currently set forth in the Caesars Lease Agreements), (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment and (iii) no tenant event of default occurring under any of the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment. Caesars will receive credit for certain deemed capital expenditure amounts, which credit may be used to satisfy certain of their capital expenditure obligations in the 2020, 2021 and 2022 fiscal years, provided that the foregoing conditions are satisfied. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations set forth in the Caesars Lease Agreements or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve in accordance with the Omnibus Amendment.
Amendment to Century Portfolio Lease Agreement
In May 2020, we entered into an amendment to the Century Portfolio Lease Agreement with Century Casinos. The Century Portfolio Lease Agreement contains certain covenants, including minimum capital expenditures. The covenants under the Century Portfolio Lease Agreement began on January 1, 2020; however, as a result of the casino closures in connection with the COVID-19 pandemic, we agreed to waive Century Casinos’ capital expenditure requirements for 2020 and defer to not later than December 31, 2021 certain other expenditures contemplated in connection with the underwriting of the Century Portfolio. Pursuant to the amendment to the Century Portfolio Lease Agreement, the capital expenditure relief is conditioned upon (i) Century Casinos’ timely payment of rent obligations under the Century Portfolio Lease Agreement during the compliance period set forth in the amendment and (ii) no tenant event of default occurring under the Century Portfolio Lease Agreement during the compliance period set forth in the amendment. If Century Casinos fails to satisfy any of the foregoing conditions, Century Casinos will be required to satisfy the capital expenditure obligations set forth in the Century Portfolio Lease Agreement or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve for expenditure in accordance with the amendment.

Sale of Bally’s Atlantic City
On April 24, 2020, we and Caesars entered into definitive agreements to sell the Bally’s Atlantic City Hotel & Casino for $25.0 million to a subsidiary of Twin River Worldwide Holdings, Inc. We are entitled to receive approximately $19.0 million of the proceeds from the sale and Caesars is entitled to approximately $6.0 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by the end of the year and remains subject to regulatory approval and customary closing conditions.
Unsecured February 2020 Senior Notes Offering and Redemption and Repayment of the Second Lien Notes
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes, (ii) $750.0 million in aggregate principal amount of 2027 Notes and (iii) $1.0 billion aggregate principal amount of 2030 Notes. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction). On February 20, 2020 we used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the February 2020 Unsecured Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020 we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of JACK Cleveland, located in Cleveland, Ohio and JACK Thistledown located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan, were subsequently amended on July 16, 2020 pursuant to the Amended and Restated ROV Loan as described above under “—JACK Lease Agreement Amendment and Amended and Restated ROV Loan.”
Repricing of Term Loan B Facility
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
PENDING TRANSACTIONS
Sale of Harrah’s Reno
On December 31, 2019, we and Caesars entered into a definitive agreement to sell the Harrah’s Reno asset to a third party, and which agreement was amended on May 29, 2020. The purchase price for Harrah’s Reno is $41.5 million (which reflects a purchase price adjustment of $8.5 million). We are entitled to receive 75% of the proceeds of the sale and Caesars is entitled to receive 25% of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by the end of the year and remains subject to customary closing conditions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Revenues
Income from direct financing and sales-type leases	$223,895	$201,549	$22,346	$448,147	$397,299	$50,848
Income from operating leases	10,913	10,914	(1)	21,826	21,827	(1)
Income from lease financing receivables and loans	17,026	—	17,026	29,869	—	29,869
Other income	733	—	733	1,426	—	1,426
Golf operations	5,335	8,283	(2,948)	11,635	15,622	(3,987)
Revenues	257,902	220,746	37,156	512,903	434,748	78,155

Operating expenses
General and administrative	7,498	6,518	980	14,513	12,743	1,770
Depreciation	1,213	1,018	195	2,080	1,948	132
Other expenses	736	—	736	1,439	—	1,439
Golf operations	4,139	4,848	(709)	8,509	8,940	(431)
Change in allowance for credit losses	(65,480)	—	(65,480)	84,028	—	84,028
Transaction and acquisition expenses	1,160	2,867	(1,707)	5,677	3,756	1,921
Total operating expenses	(50,734)	15,251	(65,985)	116,246	27,387	88,859
Operating income	308,636	205,495	103,141	396,657	407,361	(10,704)

Interest expense	(77,693)	(54,819)	(22,874)	(153,786)	(108,405)	(45,381)
Interest income	1,009	4,004	(2,995)	6,529	9,171	(2,642)
Loss from extinguishment of debt	—	—	—	(39,059)	—	(39,059)
Income before income taxes	231,952	154,680	77,272	210,341	308,127	(97,786)
Income tax expense	(309)	(553)	244	(763)	(1,074)	311
Net income	231,643	154,127	77,516	209,578	307,053	(97,475)
Less: Net income attributable to non-controlling interest	(2,241)	(2,078)	(163)	(4,188)	(4,155)	(33)
Net income attributable to common stockholders	$229,402	$152,049	$77,353	$205,390	$302,898	$(97,508)

Revenue
For the three and six months ended June 30, 2020 and 2019, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Leasing revenue	$250,732	$212,463	$38,269	$497,917	$419,126	$78,791
Income from loans	1,102	—	1,102	1,925	—	1,925
Other income	733	—	733	1,426	—	1,426
Golf operations	5,335	8,283	(2,948)	11,635	15,622	(3,987)
Total revenue	$257,902	$220,746	$37,156	$512,903	$434,748	$78,155
Leasing Revenue
The following table details the components of our income from direct financing, sales-type, operating and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Income from direct financing and sales-type leases	$223,895	$201,549	$22,346	$448,147	$397,299	$50,848
Income from operating leases (1)	10,913	10,914	(1)	21,826	21,827	(1)
Income from lease financing receivables (2)	15,924	—	15,924	27,944	—	27,944
Total leasing revenue	250,732	212,463	38,269	497,917	419,126	78,791
Non-cash adjustment (3)	3,809	(2,277)	6,086	7,063	(4,789)	11,852
Total contractual leasing revenue	$254,541	$210,186	$44,355	$504,980	$414,337	$90,643
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Non-CPLV Lease Agreement. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas and the certain operating land parcels were reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, such income will be recognized as Income from direct financing and sales-type leases.
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $38.3 million and $78.8 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. Total contractual leasing revenue increased $44.4 million and $90.6 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. The increase was primarily driven by the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio and JACK Cleveland/Thistledown to our real estate portfolio in May 2019, September 2019, December 2019 and January 2020, respectively.
Other income
For the three and six months ended June 30, 2019, Other income was included net in General and administrative expenses. During the three and six months ended June 30, 2020, we have re-classified Other income to be presented gross with an offsetting amount within Other expenses.
Golf Course Business Revenue
Revenues from golf operations decreased $2.9 million and $4.0 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. The decrease was primarily driven by the closure of our golf courses in mid-March through April 2020 as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.

Operating Expenses
For the three and six months ended June 30, 2020 and 2019, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
General and administrative	$7,498	$6,518	$980	$14,513	$12,743	$1,770
Depreciation	1,213	1,018	195	2,080	1,948	132
Other expenses	736	—	736	1,439	—	1,439
Golf operations	4,139	4,848	(709)	8,509	8,940	(431)
Change in allowance for credit losses	(65,480)	—	(65,480)	84,028	—	84,028
Transaction and acquisition expenses	1,160	2,867	(1,707)	5,677	3,756	1,921
Total operating expenses	$(50,734)	$15,251	$(65,985)	$116,246	$27,387	$88,859
General and Administrative Expenses
General and administrative expenses increased $1.0 million and $1.8 million for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other expenses
For the three and six months ended June 30, 2019, Other expenses were included net in General and administrative expenses. During the three and six months ended June 30, 2020, we have re-classified Other expenses to be presented gross with an offsetting amount within Other income.
Golf Course Business Expenses
Expenses from golf operations decreased $0.7 million and $0.4 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. The decrease was primarily driven by the closure of our golf courses in mid-March through April 2020 as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses. Additionally, even though our courses were closed from mid-March through April 2020 as a result of the ongoing COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the decrease in our golf course operating revenues was not proportionately offset by a decrease in golf course operating expenses.
Change in allowance for credit losses
On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) which requires us to record an estimated credit loss for our (i) investments in leases - direct financing and sales-type, (ii) investments in leases - financing receivables and (iii) investments in loans. During the three months ended June 30, 2020, we recognized a $65.5 million decrease in our allowance for credit losses. This decrease was primarily driven by a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations. During the six months ended June 30, 2020, we recognized an $84.0 million increase in allowance for credit losses related to our real estate portfolio as a result of (i) an increase in the credit risk of our tenants given the uncertain economic conditions caused by the COVID-19 pandemic and the temporary closure of their operations at our properties and (ii) a $22.2 million allowance related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan. This increase was partially offset by the decrease described above for the three months ended June 30, 2020. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three and six months ended June 30, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
Transaction and Acquisition Costs
Transaction and acquisition costs decreased $1.7 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased $1.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Changes in transaction and acquisition costs are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $22.9 million and $45.4 million during the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. The increase is primarily attributable to the increase in debt of $4.75 billion in the aggregate from the February 2020 Senior Unsecured Notes offering and the November 2019 Senior Unsecured Notes offering, partially offset by a reduction in debt of $2.05 billion as a result of the full redemption of the Second Lien Notes in February 2020 and full repayment of the CPLV CMBS Debt in November 2019.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.18% and 4.51% during the three and six months ended June 30, 2020, respectively, from 4.97% during the three and six months ended June 30, 2019 as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes and the November 2019 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and CPLV CMBS Debt, (ii) a decrease in LIBOR on the $100.0 million portion of our variable rate debt that is not hedged and (iii) a reduction in the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Interest Income
Interest income decreased $3.0 million and $2.6 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. The decrease was primarily driven by a substantial decrease in the interest rates earned on our excess cash, which was partially offset by increased cash on hand from our February 2020 Senior Unsecured Notes offering, $2.0 billion of which was held in escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020).
Loss on Extinguishment of Debt
During the six months ended June 30, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. We had no such related extinguishment of debt during the six months ended June 30, 2019.

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
We calculate Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense and interest income (collectively, interest expense, net) and income tax expense.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2020	2019	2020	2019
Net income attributable to common stockholders	$229,402	$152,049	$205,390	$302,898
Real estate depreciation	—	—	—	—
FFO	229,402	152,049	205,390	302,898
Non-cash leasing and financing adjustments attributable to common stockholders	3,869	(2,210)	7,179	(4,656)
Non-cash change in allowance for credit losses attributable to common stockholders	(65,323)	—	84,049	—
Transaction and acquisition expenses	1,160	2,867	5,677	3,756
Non-cash stock-based compensation	2,012	1,366	3,362	2,417
Amortization of debt issuance costs and original issue discount	4,837	1,899	11,136	3,364
Other depreciation	1,183	1,016	2,026	1,943
Capital expenditures	(883)	(212)	(1,645)	(1,403)
Loss on extinguishment of debt	—	—	39,059	—
AFFO	176,257	156,775	356,233	308,319
Interest expense, net	71,847	48,916	136,121	95,870
Income tax expense	309	553	763	1,074
Adjusted EBITDA	$248,413	$206,244	$493,117	$405,263

Net income per common share
Basic and diluted	$0.47	$0.37	$0.43	$0.74
Diluted	$0.47	$0.37	$0.43	$0.74
FFO per common share
Basic and diluted	$0.47	$0.37	$0.43	$0.74
Diluted	$0.47	$0.37	$0.43	$0.74
AFFO per common share
Basic	$0.36	$0.38	$0.75	$0.75
Diluted	$0.36	$0.38	$0.74	$0.75
Weighted average number of shares of common stock outstanding
Basic	489,012,165	412,309,577	477,094,795	409,040,025
Diluted	489,213,427	412,821,400	481,652,482	409,473,202

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2020, our available cash balances, restricted cash balances, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	June 30, 2020
Cash and cash equivalents	$1,680,536
Restricted cash (1)	2,000,000
Capacity under Revolving Credit Facility (2)	1,000,000
Total	$4,680,536
____________________
(1)Restricted cash is solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020.
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

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of June 30, 2020.

	Payments Due By Period
(In thousands)	Total	2020 (remaining)	2021	2022	2023	2024 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	—	10,000	22,000	2,068,000
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,880,843	148,852	282,610	281,751	256,894	910,736
Total debt contractual obligations	8,730,843	148,852	282,610	291,751	278,894	7,728,736

Leases and contracts
Operating lease for Cascata Golf Course Land	20,206	458	933	951	970	16,894
Golf maintenance contract for Rio Secco and Cascata Golf Course	11,445	1,635	3,270	3,270	3,270	—
Office leases	8,950	444	857	857	857	5,935
Total leases and contract obligations	40,601	2,537	5,060	5,078	5,097	22,829

Total Contractual Commitments	$8,771,444	$151,389	$287,670	$296,829	$283,991	$7,751,565
________________________________________
(1) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(2) The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018 the next principal payment due on the Term Loan B Facility is September 2022. The Term Loan B Facility will mature on December 22, 2024 (or if the maturity is extended pursuant to the terms of the agreement, such extended maturity date as determined pursuant thereto).
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of June 30, 2020.
On July 20, 2020, we funded the consideration payable in connection with the Eldorado Transaction with a mix of cash on hand, cash from the physical settlement of our June 2019 Forward Sale Agreements and a portion of the proceeds that we raised from our February 2020 Senior Unsecured Notes offering. We anticipate funding the Forum Convention Center Mortgage Loan and Las Vegas Land Acquisition with the proceeds from the expected physical settlement of the June 2020 Forward Sale Agreement. We anticipate funding future transactions with a mix of debt, equity and available cash.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, restricted cash, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under the June 2020 Forward Sale Agreement and our ATM Agreement).
All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition as all of their properties were closed for a period of time, certain properties continue to remain closed and properties that have reopened are subject to operating restrictions and continuing uncertainty as to whether they will be forced to close again in the future. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors set forth in Part II. Item 1A. Risk Factors herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including the current conditions created by the COVID-19 pandemic which has severely and adversely impacted global, national and regional economic activity and has contributed to significant volatility and negative pressure in financial markets. In particular, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance we have provided certain relief under the applicable Lease Agreements to some of our tenants as more fully described above in “—Significant Activities During 2020 — JACK Lease Agreement and Loan Modification” and “—Significant Activities During 2020 — Omnibus Lease Amendment” and, as a result, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, future or current economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, uncertainties related to COVID-19 and the impact of our response and our tenants’ responses to COVID-19, general economic conditions, general market conditions for REITs, market perceptions and the trading price of our stock. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all. In addition, volatility in the debt capital markets and potential liquidity challenges in the banking sector resulting from the COVID-19 pandemic may increase the risk related to the pricing and availability of debt financing.
Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$318,497	$262,942	$55,555
Used in investing activities	(840,431)	(549,014)	(291,417)
Provided by financing activities	3,100,577	921,177	2,179,400
Net increase in cash, cash equivalents and restricted cash	2,578,643	635,105	1,943,538
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447	503,446
Cash, cash equivalents and restricted cash, end of period	$3,680,536	$1,233,552	$2,446,984
Cash Flows from Operating Activities
Net cash provided by operating activities increased $55.6 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The increase is primarily driven by an increase in cash rental payments from the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio and JACK Cleveland/Thistledown to our real estate portfolio in May 2019, September 2019, December 2019 and January 2020, respectively, partially offset by a decrease due to the prepayment of certain rent in December 2019 related to January 2020.
Cash Flows from Investing Activities
Net cash used in investing activities increased $291.4 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The increase is primarily driven by the JACK Cleveland/Thistledown Acquisition and ROV Loan for a total of $897.5 million, including acquisition costs, during the six months ended June 30, 2020, as well as a decrease in net maturities of short-term investments of $363.8 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was partially offset by the Margaritaville Acquisition and Greektown Acquisition for $970.8 million, including acquisition costs, during the six months ended June 30, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $2,179.4 million for the six months ended June 30, 2020, compared with the six months ended June 30, 2019.
During the six months ended June 30, 2020, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,476.7 million of our common stock pursuant to the full physical settlement of our June 2019 Forward Sale Agreements and our at-the-market program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium plus fees;
•Dividend payments of $276.5 million;
•Debt issuance costs of $57.8 million; and
•Distributions of $4.1 million to non-controlling interest
During the six months ended June 30, 2019 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,165.0 million of our common stock from a primary follow-on offering and pursuant to our at-the-market program;
•Dividend payments of $234.4 million;
•Debt issuance costs of $5.4 million; and
•Distributions of $4.0 million to non-controlling interest.
Capital Expenditures
As described in our leases, capital expenditures for properties under our Lease Agreements are the responsibility our tenants. Refer to Note 5 - Real Estate Portfolio in the Notes to our Financial Statements for further information of the obligations of our tenants under the Lease Agreements.
Debt
Activity During 2020
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes, (ii) $750.0 million in aggregate principal amount of 2027 Notes and (iii) $1.0 billion in aggregate principal amount of 2030 Notes. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the consideration payable in connection with the closing of the Eldorado Transaction on July 20, 2020). On February 20, 2020, we used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, for a total redemption cost of approximately $537.5 million. The 2025 Notes will mature on February 15, 2025, the 2027 Notes will mature on February 15, 2027 and the 2030 Notes will mature on August 15, 2030. Interest on the 2025 Notes will accrue at a rate of 3.500% per annum, interest on the 2027 Notes will accrue at a rate of 3.750% per annum and interest on the 2030 Notes will accrue at a rate of 4.125% per annum. Interest on the February 2020 Unsecured Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2020.
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.

Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2020, we were in compliance with all debt-related covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for: (i) 6.1% of the Operating Partnership’s revenue (or 5.9% of our consolidated revenue) for the six months ended June 30, 2020 and (ii) 4.1% of the Operating Partnership’s total assets (or 4.1% of our consolidated total assets) as of June 30, 2020.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2020 and 2019 were as follows:

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326) (“ASC 326”), resulting in a significant change in our accounting policies.
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 - “Credit Losses” which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - direct financing and sales-type, Investment in leases - financing receivables and Investments in loans.
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
To the extent we have contractual commitments to extend credit, such as those under revolving credit facilities, we are required to estimate a CECL allowance related to these future funding commitments. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Write-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no write-offs or recoveries for the three and six months ended June 30, 2020.
Refer to Note 6 - Allowance for Credit Losses for further information.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At June 30, 2020, we had $6.9 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At June 30, 2020, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Item 1A. Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Investors are cautioned to interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. There have been no material changes to those factors for the six months ended June 30, 2020 other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which risk factors are incorporated by reference herein, and as set forth below. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Relating to Us Following Completion of the Eldorado Transaction and Our Pending Transactions
We are and will be significantly dependent on Caesars, Penn National, Hard Rock, JACK Entertainment and Century Casinos, and their respective subsidiaries unless or until we substantially diversify our portfolio, and an event that has a material adverse effect on any of their businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Currently, substantially all of our revenue comes from our leases with subsidiaries of Caesars, Penn National, Hard Rock, JACK Entertainment and Century Casinos. Because the master leases are triple-net leases, in addition to the rent these significant tenants will owe us, we will depend on these significant tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that our tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and lease and other payments due to us or others. In addition, Caesars will rely on our properties, the Caesars Forum Convention Center and their other operations to satisfy their payment obligations under the Forum Convention Center Mortgage Loan. As a result of the COVID-19 pandemic, state governments and/or regulatory authorities issued various directives, mandates, orders or similar actions resulting in the closure of non-essential businesses, which included substantially all of our tenants’ operations, including at our properties and the Caesars Forum Convention Center, although in all jurisdictions such measures have been lifted or modified, resulting in the resumption of certain of our tenants’ operations, including the reopening of most of our properties. If income at these properties were to decline for any reason, including as a result of the COVID-19 pandemic, or if a tenant’s debt service requirements were to increase for any reason or if their creditworthiness were to become impaired for other reasons, a tenant or the applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
In addition, following completion of the Eldorado Transaction, Caesars is our largest tenant. Caesars has publicly disclosed that it expects to achieve synergies following completion of the Eldorado/Caesars Merger. As a result of the COVID-19 pandemic or otherwise, Caesars may be unable to achieve such synergies during the time period that it expects to do so, or at all, and a failure to achieve these synergies may adversely affect Caesars, including its creditworthiness, and impair its ability to meet its obligations to us. Moreover, given Caesars’ significance to our business, a failure on the part of Caesars to realize expected synergies and any related improvement to its creditworthiness, or any deterioration of its creditworthiness, could materially and adversely affect us, even in the absence of a default under our agreements with Caesars.

Due to our dependence on rental and other payments from these significant tenants (and their respective subsidiaries) as our primary source of revenue, we may be limited in our ability to enforce our rights under the leases or other agreements with our tenants or to terminate the leases with respect to any particular property or other agreements. Failure by these significant tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in the termination of an applicable ground lease, requiring us to find another tenant for such property, to the extent possible, and there could be a decrease or cessation of rental payments by these significant tenants, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us. In addition, the Caesars Forum Convention Center has no operating history and will not initially generate sufficient operating cash flow to service the interest expense on the Forum Convention Center Mortgage Loan, and its operations may continue to be negatively impacted due to the COVID-19 pandemic or other factors. There can be no assurances that the Forum Convention Center Borrower will be able to fulfill its payment obligations under the Forum Convention Center Mortgage Loan, and such payment obligations are not guaranteed by Eldorado, Pre-Merger Caesars or Caesars. The failure of the Forum Convention Center Borrower to fulfill its payment obligations under the Forum Convention Center Mortgage Loan would have the effect of reducing our revenue and could have a material adverse effect on us.
If Caesars declares bankruptcy and such action results in a lease being re-characterized as a disguised financing transaction in its bankruptcy proceeding, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
If Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes the CPLV Additional Rent Acquisition or the HLV Additional Rent Acquisition as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition could either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other affiliates of Caesars and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from collecting such additional rent that we paid for in the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Risks Related to Our Business and Operations
The COVID-19 pandemic could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects, including by affecting our tenants’ operations and financial performance and global and U.S. economic activity and performance.
Since being initially reported in December 2019, the outbreak of COVID-19 has spread globally and created considerable health risks in the United States and around the world, resulting in severely adversely impacted global, national and regional economic activity, and has contributed to significant volatility and negative pressure in financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. federal government declared a national emergency concerning the COVID-19 outbreak. Several countries, including the United States, have taken steps to restrict air travel, and many state and local governments have instituted additional measures, including quarantines, states of emergency, mandatory business and school closures, “shelter-at-home” and similar orders and other restrictions on travel and large gatherings, as well as initiatives such as “social distancing” guidelines. In connection with these actions, state governments and/or regulatory authorities issued various directives, mandates, orders or similar actions that resulted in the closure of non-essential businesses, which included substantially all of our tenants’ operations, including at our properties, as well as our golf courses. While such governmental and regulatory measures have in many jurisdictions been lifted or modified, resulting in the reopening of most of our tenants’ operations, at our properties, there can be no assurance that such restrictions will not be reinstated, new restrictions will not be imposed or closures required or other developments will not take place that would further limit our tenants’ operations, including at our properties.
In addition, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic and business closures. Following the reopening of our tenants’ businesses, they may face additional challenges with respect to restoring operations and financial performance, in particular as a result of changes in customer engagement. We expect these closures and reduced business activity will adversely affect our tenants’ financial performance, and such impact could be material to us depending on the ultimate duration of the pandemic and operational restrictions affecting our tenants’ ability to restore operations following the reopening of their businesses and our properties. These closures, operational restrictions and reduced business activity could also materially and adversely affect our tenants’ ability to meet their respective financial obligations going forward, including their obligations under our leases to pay us rent and make capital expenditures, which could have a material adverse effect on our business, results of operations and liquidity. Although we cannot predict with confidence future developments with respect to our tenants’ operations at our properties, including reopening timelines or the potential for further closures or restrictions, or if and when they will return to pre-pandemic performance levels, as the duration of the pandemic and operational restrictions lengthens, our tenants’ liquidity positions may become more stressed which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. Any such modifications to our tenants’ obligations to us under our leases may have an adverse effect on our business. Even if our tenants are able to fulfill their obligations to us, their inability to meet their financial obligations to their creditors or other counterparties could also have a material adverse effect on our business. The financial impact of the COVID-19 pandemic, including a failure of any of our tenants to make full rental payments, or any other default by our tenants, under our Lease Agreements, could also negatively impact our or our tenants’ future compliance with financial covenants of existing and any future credit facilities and indebtedness, and result in a default and potentially an acceleration event, which non-compliance could negatively impact our or our tenants’ ability to make additional borrowings, including borrowings under our Revolving Credit Facility, issue additional indebtedness and otherwise operate our respective businesses.
In addition, the outbreak has triggered an economic recession in the United States and a material global economic slowdown, which many experts predict may continue well beyond the lifting of governmental restrictions related to COVID-19 and the reopening of our tenants’ businesses and change consumer behavior, thereby negatively affecting an economic recovery in the gaming sector. Any sustained economic slowdown or recession, or the impact thereof, such as through decreased rates of employment that extend after our tenants’ businesses are permitted to reopen or broader changes in consumer behavior, may further materially and adversely affect our tenants’ financial performance and ability to meet such obligations. We cannot predict with confidence when applicable government or regulatory orders, or travel and other restrictions, will end or whether and on what timeline our tenants’ performance will meaningfully improve or return to pre-pandemic levels. In addition, due to the current volatility in the debt and equity markets, we may be unable to obtain financing for future acquisitions on satisfactory terms, or at all. Continuing disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to debt and equity capital in order to fund business operations, if necessary, or address maturing liabilities on a timely basis as well as our tenants’ ability to fund their business operations, meet their obligations to us, and secure financing for any future or pending transactions.
The full extent to which our business and results of operations will ultimately be affected by the COVID-19 pandemic and resulting economic slowdown or recession will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties remain closed or restricted, or close again in the future, and our tenants’ financial performance during the closure and following reopening. In addition, new information may continue to emerge concerning the severity of the COVID-19 pandemic, actions required to be undertaken to contain the COVID-19 pandemic or address its future impact, the response of the U.S. and global economies and the short- and long-term impact of the COVID-19 pandemic on our tenants’ operations at our properties, which could further materially and adversely impact our business and results and operations.
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
The COVID-19 pandemic has had a severe and unprecedented impact on the gaming industry. Measures implemented to prevent its spread, including mandatory closure of non-essential businesses and government-imposed restrictions on social gatherings, have had a significant adverse effect on the gaming industry. As a result of these measures, gaming facilities throughout the United States, including all of our tenants’ facilities at our properties, were temporarily closed, although such measures have in many jurisdictions been lifted or modified, resulting in the resumption of most of our tenants’ operations at certain our properties. During this period, many gaming companies face additional financial uncertainty or are generating substantially reduced revenue and have sought or taken measures intended to maintain liquidity and solvency, including employee furloughs, reduced operating and capital expenditure budgets, and contractual relief or other accommodations with creditors, lenders and other counterparties. There is no guarantee that existing government-imposed restrictions will be lifted in the near term, that additional government-imposed restrictions will not be implemented, or that previous restrictions, where lifted or modified, will not be reinstated. Moreover, the ultimate impact of the COVID-19 pandemic on the gaming industry, the timing and extent of government-imposed restrictions and the reopening and performance of gaming facilities is highly uncertain and cannot be predicted with confidence.
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
Risks Related to the June 2020 Forward Sale Agreement
Provisions contained in the June 2020 Forward Sale Agreement could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.
The forward purchaser under the June 2020 Forward Sale Agreement has the right to accelerate the June 2020 Forward Sale Agreement (with respect to all or, in certain cases, any portion of the transaction under the June 2020 Forward Sale Agreement that the forward purchaser determines is affected by an event described below) and require us to settle on a date specified by the forward purchaser if:
•we declare any dividend, issue or distribution on our common stock payable in (x) cash in excess of specified amounts, (y) securities of another company that we acquire or own (directly or indirectly) as a result of a spin-off or similar transaction or (z) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price;
•certain ownership thresholds applicable to the forward purchaser and its affiliate are exceeded;
•an event (x) is announced that, if consummated, would result in a specified extraordinary event (including certain mergers or tender offers, certain events involving our nationalization, or insolvency, or a delisting of our common shares) or (y) occurs that would constitute a delisting or change in law; or
•certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with the June 2020 Forward Sale Agreement or our insolvency (each as more fully described in the June 2020 Forward Sale Agreement).
The forward purchaser’s decision to exercise its right to accelerate the settlement of the June 2020 Forward Sale Agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of the June 2020 Forward Sale Agreement, which would result in dilution to our earnings per share.
We expect to physically settle the June 2020 Forward Sale Agreement and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than September 17, 2020. However, the June 2020 Forward Sale Agreement may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the June 2020 Forward Sale Agreement at any time and from time to time, in part or in full. The June 2020 Forward Sale Agreement will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle the June 2020 Forward Sale Agreement. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share.
If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying the June 2020 Forward Sale Agreement, we expect the forward purchaser (or its affiliate) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

•return shares of our common stock to securities lenders in order to unwind its hedge (after taking into consideration any shares of our common stock to be delivered by us to the forward purchaser, in the case of net share settlement); and
•if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of the June 2020 Forward Sale Agreement.
The purchase of shares of our common stock in connection with the forward purchaser or its affiliate unwinding its hedge position could cause the price of shares of our common stock to increase over such time (or reduce the amount of a decrease over such time), thereby increasing the amount of cash we would be required to pay to the forward purchaser (or decreasing the amount of cash that the forward purchaser would be required to pay us) upon a cash settlement of the June 2020 Forward Sale Agreement or increasing the number of shares of common stock we would be required to deliver to the forward purchaser (or decreasing the number of shares of common stock that the forward purchaser would be required to deliver to us) upon net share settlement of the June 2020 Forward Sale Agreement.
The forward sale price that we expect to receive upon physical settlement of the June 2020 Forward Sale Agreement will be subject to adjustment on a daily basis based on a floating interest rate factor determined by reference to a specified daily rate less a spread and will be decreased by amounts related to expected dividends on our common stock during the term of the June 2020 Forward Sale Agreement. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price for that day. As of June 16, 2020, the date of the prospectus supplement governing the offering of our common stock pursuant to the June 2020 Forward Sale Agreement, the specified daily rate was less than the spread, reducing the proceeds that we would receive upon settlement of the June 2020 Forward Sale Agreement. If the prevailing market price for our common stock during the unwind period under the June 2020 Forward Sale Agreement is above the forward sale price, in the case of cash settlement, we would pay the forward purchaser an amount per share in cash equal to the difference or, in the case of net share settlement, we would deliver to the forward purchaser a number of shares of common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.
In case of our bankruptcy or insolvency, the June 2020 Forward Sale Agreement would automatically terminate, and we would not receive the expected proceeds from the sale of common stock under such agreement.
If we institute, or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, the June 2020 Forward Sale Agreement will automatically terminate. If the June 2020 Forward Sale Agreement so terminates, we would not be obligated to deliver to the forward purchaser any shares of common stock not previously delivered, and the forward purchaser would be discharged from its obligation to pay the forward sale price per share in respect of any shares of common stock not previously settled. Therefore, to the extent that there are any shares of common stock with respect to which the June 2020 Forward Sale Agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the forward sale price per share in respect of those shares of common stock.
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of June 2020 Forward Sale Agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.
In the event that we elect to settle the June 2020 Forward Sale Agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether the June 2020 Forward Sale Agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of the June 2020 Forward Sale Agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT. Even if these relief provisions were to apply, a tax based on the amount of the relevant REIT’s non-qualifying income would be imposed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of VICI Properties Inc. (as amended April 30, 2020)	X

10.1	Omnibus Amendment to Leases, dated June 1, 2020.		8-K	10.1	6/1/2020

10.2	Forward Sale Agreement, dated June 16, 2020, by and between the Company and Morgan Stanley & Co LLC		8-K	1.2	6/19/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 29, 2020
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 29, 2020
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 29, 2020
Gabriel F. Wasserman	(Principal Accounting Officer)