Form 10-Q
period 2020-09-30
VICI PROPERTIES INC.
filed 2020-10-28
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 28, 2020, the registrant had 536,669,722 shares of its $0.01 par value common stock outstanding.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Real estate portfolio:
Investments in leases - sales-type and direct financing, net	$13,009,966	$10,734,245
Investments in leases - operating	—	1,086,658
Investments in leases - financing receivables, net	2,600,228	—
Investments in loans, net	533,713	—
Land	158,190	94,711
Cash and cash equivalents	144,057	1,101,893
Short-term investments	19,973	59,474
Other assets	385,703	188,638
Total assets	$16,851,830	$13,265,619
Liabilities
Debt, net	$6,761,832	$4,791,563
Accrued interest	47,106	20,153
Deferred financing liability	73,600	73,600
Deferred revenue	309	70,340
Dividends payable	176,982	137,056
Other liabilities	422,462	123,918
Total liabilities	7,482,291	5,216,630

Commitments and contingent liabilities (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 536,668,779 and 461,004,742 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,367	4,610
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	9,361,526	7,817,582
Accumulated other comprehensive loss	(104,258)	(65,078)
Retained earnings	29,338	208,069
Total VICI stockholders’ equity	9,291,973	7,965,183
Non-controlling interest	77,566	83,806
Total stockholders’ equity	9,369,539	8,048,989
Total liabilities and stockholders’ equity	$16,851,830	$13,265,619
_______________________________________________________
Note: As of September 30, 2020, our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $467.0 million, $93.0 million, $3.2 million and $7.2 million of Allowance for credit losses, respectively. The credit loss standard does not require retrospective application and as such there is no corresponding allowance as of December 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Income from sales-type and direct financing leases	$270,274	$206,001	$718,421	$603,300
Income from operating leases	3,638	10,913	25,464	32,740
Income from lease financing receivables and loans	52,827	—	82,696	—
Other income	7,276	—	8,702	—
Golf operations	5,638	5,599	17,273	21,221
Revenues	339,653	222,513	852,556	657,261

Operating expenses
General and administrative	8,047	6,717	22,560	19,460
Depreciation	910	1,000	2,990	2,948
Other expenses	7,263	—	8,702	—
Golf operations	4,672	5,423	13,181	14,363
Change in allowance for credit losses	177,052	—	261,080	—
Transaction and acquisition expenses	2,026	993	7,703	4,749
Total operating expenses	199,970	14,133	316,216	41,520
Operating income	139,683	208,380	536,340	615,741

Interest expense	(77,399)	(68,531)	(231,185)	(176,936)
Interest income	214	6,690	6,743	15,861
Loss from extinguishment of debt	—	—	(39,059)	—
Gain upon lease modification	333,352	—	333,352	—
Income before income taxes	395,850	146,539	606,191	454,666
Income tax benefit (expense)	368	(24)	(395)	(1,098)
Net income	396,218	146,515	605,796	453,568
Less: Net loss (income) attributable to non-controlling interest	2,056	(2,080)	(2,132)	(6,235)
Net income attributable to common stockholders	$398,274	$144,435	$603,664	$447,333

Net income per common share
Basic	$0.75	$0.31	$1.22	$1.05
Diluted	$0.74	$0.31	$1.21	$1.04

Weighted average number of shares of common stock outstanding
Basic	533,407,916	460,666,295	496,002,850	426,437,889
Diluted	536,180,175	465,771,668	499,982,269	428,366,146

Other comprehensive income
Net income attributable to common stockholders	$398,274	$144,435	$603,664	$447,333
Unrealized gain (loss) on cash flow hedges	13,007	(7,113)	(39,180)	(54,992)
Comprehensive income attributable to common stockholders	$411,281	$137,322	$564,484	$392,341
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

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

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net loss	—	—	—	(24,012)	(24,012)	1,947	(22,065)
Issuance of common stock, net	75	199,802	—	—	199,877	—	199,877
Distributions to non-controlling interest	—	—	—	—	—	(2,042)	(2,042)
Dividends declared ($0.2975 per common share)	—	—	—	(139,413)	(139,413)	—	(139,413)
Stock-based compensation, net of forfeitures	1	1,184	—	—	1,185	—	1,185
Unrealized loss on cash flow hedges	—	—	(53,138)	—	(53,138)	—	(53,138)
Balance as of March 31, 2020	4,686	8,018,568	(118,216)	(262,470)	7,642,568	81,463	7,724,031
Net income	—	—	—	229,402	229,402	2,241	231,643
Issuance of common stock, net	650	1,275,974	—	—	1,276,624	—	1,276,624
Distributions to non-controlling interest	—	—	—	—	—	(2,041)	(2,041)
Dividends declared ($0.2975 per common share)	—	—	—	(158,767)	(158,767)	—	(158,767)
Stock-based compensation, net of forfeitures	1	1,969	—	—	1,970	—	1,970
Unrealized gain on cash flow hedges	—	—	951	—	951	—	951
Balance as of June 30, 2020	5,337	9,296,511	(117,265)	(191,835)	8,992,748	81,663	9,074,411
Net income	—	—	—	398,274	398,274	(2,056)	396,218
Issuance of common stock, net	30	63,002	—	—	63,032	—	63,032
Distributions to non-controlling interest	—	—	—	—	—	(2,041)	(2,041)
Dividends declared ($0.3300 per common share)	—	—	—	(177,101)	(177,101)	—	(177,101)
Stock-based compensation, net of forfeitures	—	2,013	—	—	2,013	—	2,013
Unrealized gain on cash flow hedges	—	—	13,007	—	13,007	—	13,007
Balance as of September 30, 2020	$5,367	$9,361,526	$(104,258)	$29,338	$9,291,973	$77,566	$9,369,539
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$605,796	$453,568
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(13,322)	(2,295)
Stock-based compensation	5,375	3,821
Depreciation	2,990	2,948
Amortization of debt issuance costs and original issue discount	15,504	18,180
Change in allowance for credit losses	261,080	—
Loss on extinguishment of debt	39,059	—
Gain upon lease modification	(333,352)	—
Change in operating assets and liabilities:
Other assets	841	(5,952)
Accrued interest	26,953	9,761
Deferred revenue	(70,031)	(43,355)
Other liabilities	(1,372)	523
Net cash provided by operating activities	539,521	437,199

Cash flows from investing activities
Investments in leases - sales-type and direct financing	(1,407,260)	(1,530,578)
Investments in leases - financing receivables	(2,682,443)	—
Investments in loans	(535,406)	—
Principal repayments of lease financing receivables	1,496	—
Capitalized transaction costs	(835)	(2,004)
Investments in short-term investments	(19,973)	(440,353)
Maturities of short-term investments	59,474	618,463
Proceeds from sale of real estate	31,125	1,044
Acquisition of property and equipment	(2,527)	(2,429)
Net cash used in investing activities	(4,556,349)	(1,355,857)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,539,748	1,164,360
Proceeds from February 2020 Senior Unsecured Notes	2,500,000	—
Redemption of Second Lien Notes	(537,538)	—
CPLV CMBS Debt prepayment penalty reimbursement	55,401	—
Repurchase of stock for tax withholding	(206)	—
Debt issuance costs	(57,789)	(7,727)
Distributions to non-controlling interest	(5,444)	(6,053)
Dividends paid	(435,180)	(366,859)
Net cash provided by financing activities	3,058,992	783,721

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	(957,836)	(134,937)
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447
Cash, cash equivalents and restricted cash, end of period	$144,057	$463,510

Supplemental cash flow information:
Cash paid for interest	$188,728	$148,992
Cash paid for income taxes	$561	$2,100
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$177,101	$137,149
Lease liabilities arising from obtaining right-of-use assets	$282,054	$19,821
Transfer of Investments in leases - operating to Investments in leases - sales-type and direct financing due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	$1,086,658	$—
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	$63,479	$—
Increase in Investments in leases - sales-type and direct financing due to Gain upon lease modification in connection with the Eldorado Transaction	$333,352	$—
Non-cash change in Investments in leases - financing receivables	$3,362	$—
Deferred transaction costs payable	$530	$5,982
Debt issuance costs payable	$—	$28,923
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
“Caesars Forum Convention Center” refers to the Caesars Forum Convention Center in Las Vegas, Nevada, and the approximately 28 acres of land upon which the Caesars Forum Convention Center is built and/or otherwise used in connection with or necessary for the operation of the Caesars Forum Convention Center.
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
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of September 30, 2020, our national, geographically diverse portfolio consisted of 29 market-leading properties (reflecting the acquisitions and dispositions described herein, as well as the removal of Tunica Roadhouse, which has permanently closed), including Caesars Palace Las Vegas and Harrah’s Las Vegas. Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impact of the COVID-19 Pandemic on our Business
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impact, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in the temporary closure of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. As of September 30, 2020, the operations of all of our properties have reopened, subject to operating limitations set forth by the state and local governments and/or regulatory authorities. While all of our tenants’ facilities at our properties have reopened, they have reopened at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions or whether they will be subject to additional restrictions or forced to reclose in the future.
The full extent to which the COVID-19 pandemic ultimately impacts us and our tenants continues to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties are subject to operating restrictions, including reduced capacity, any requirement for our tenants’ operations to reclose, our tenants’ financial performance and the duration and extent of operating limitations and reduced capacity requirements. We continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants. All of our tenants have fulfilled their rent obligations in full through October 2020 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their operations, liquidity and financial performance.
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
We did not have any restricted cash as of September 30, 2020, following the release of funds held in escrow from the February 2020 Senior Unsecured Notes offering, which were used to consummate the Eldorado Transaction on July 20, 2020. As of September 30, 2019, restricted cash was primarily comprised of funds paid by us into a restricted lender account.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$144,057	$431,423
Restricted cash	—	32,087
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$144,057	$463,510
Short-Term Investments
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. The related income is recognized as interest income in our Statement of Operations. We had $20.0 million and $59.5 million of short-term investments as of September 30, 2020 and December 31, 2019, respectively.
Investments in Leases - Sales-type and Direct Financing, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long term nature of our leases, the land and building components of an investment generally have the same lease classification.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Prior to the consummation of the Eldorado Transaction, the Caesars Lease Agreements continued to be accounted for as direct financing leases and were included within Investments in leases - sales-type and direct financing, net on the Balance Sheet, with the exception of the land component of Caesars Palace Las Vegas, which was determined to be an operating lease and was included in Investments in leases - operating on the Balance Sheet. The income recognition for our direct financing leases recognized under ASC 840 “Leases” (“ASC 840”) was consistent with the income recognition for our sales-type lease under ASC 842.
Upon the consummation of the Eldorado Transaction on July 20, 2020, we modified the CPLV Lease Agreement, HLV Lease Agreement, Non-CPLV Lease Agreement and Joliet Lease Agreement, which included amending certain of the lease terms, and combining the CPLV Lease Agreement and HLV Lease Agreement into the Las Vegas Master Lease Agreement and replacing the Non-CPLV Lease Agreement with the Regional Master Lease Agreement. Upon modification, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Accordingly, we reclassified the land component of Caesars Palace Las Vegas from Investments in leases - operating to Investments in leases - sales-type and direct financing. Further, as a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the assets and their carrying values immediately prior to the modification. Such gain is recognized in our Statement of Operations as Gain upon lease modification. Subsequent to the consummation of the Eldorado Transaction, we no longer have any leases classified as operating or direct financing and, as such, there is no longer any income recorded through Investments in leases - operating. Refer to Note 4 - Property Transactions for further discussion surrounding the lease modifications.
We have determined that the land and building components of the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement and the Century Portfolio Lease Agreement meet the definition of a sales-type lease under ASC 842.
Investments in Leases - Financing Receivables, Net
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred to us. As a result, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 “Receivables” (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales-type under ASC 842. We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease Agreement is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
Upon the consummation of the Eldorado Transaction on July 20, 2020, and reassessment of the classification of the Caesars Lease Agreements, as described above, we determined that the MTA Properties Acquisitions (as defined in Note 4 - Property Transactions) meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the land and building components of the MTA Properties (as defined in Note 4 - Property Transactions) meet the definition of a sales-type lease and, since we purchased and leased the assets back to Caesars, control is not considered to have transferred to us under GAAP. Accordingly, the MTA Properties are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Loans, net
Investments in loans are held-for-investment and are carried at historical cost, net of unamortized loan origination costs and fees and allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
Income from Leases and Lease Financing Receivables
We recognize the related income from our direct financing leases, sales-type leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under direct financing leases, sales-type leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type and direct financing leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type and direct financing, net or Investments in leases - financing receivables, net, as applicable.
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception, the land was determined to be an operating lease and we recorded the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, was determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease was recorded as Income from operating leases in our Statement of Operations. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas was reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, the income is recognized as Income from sales-type leases.
Initial direct costs incurred in connection with entering into investments classified as direct financing or sales-type leases are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations. In connection with the reassessment of the lease classification and mark to fair value of the Caesars Lease Agreements, any initial direct costs capitalized prior to the Eldorado Transaction were written off as part of the gain upon lease modification.
Loan origination fees and costs incurred in connection with entering into investments classified as lease financing receivables are included in the balance of the net investment and such amounts will be recognized as a reduction to Income from investments in loans and lease financing receivables over the life of the lease using the effective interest method.
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 “Credit Losses” (“ASC 326”), which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans.
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2020.
Refer to Note 6 - Allowance for Credit Losses for further information.
Impairment
We assess our investments in land and property and equipment used in operations for impairment under ASC 360 “Property, Plant and Equipment” (“ASC 360”) on a quarterly basis or whenever certain events or changes in circumstances indicate a possible impairment of the carrying value of the asset. Events or circumstances that may occur include changes in management’s intended holding period or potential sale to a third party, significant changes in real estate market conditions or tenant financial difficulties resulting in non-payment of the lease.
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
We previously recorded the sub-lease income as a component of General and administrative expenses on a net basis with the sub-lease expense. Beginning with the three months ended March 31, 2020, we re-classified these amounts to be presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the three and nine months ended September 30, 2019, such amounts, included net in General and administrative expenses, were $0.8 million and $2.1 million, respectively.
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
Concentrations of Credit Risk
Pre-Merger Caesars was the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us, with the exception of Harrah’s Las Vegas, which was guaranteed by a subsidiary of Pre-Merger Caesars. In connection with the consummation of the Eldorado Transaction, Caesars replaced Pre-Merger Caesars as guarantor of all of the Caesars Lease Agreements. Revenue from the Caesars Lease Agreements represented 85% and 83% of our lease revenues for the three and nine months ended September 30, 2020, respectively, and 93% and 95% of our lease revenues for the three and nine months ended September 30, 2019, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 31% and 27% of our lease revenue for the three and nine months ended September 30, 2020, respectively, and 33% and 34% of our lease revenue for the three and nine months ended September 30, 2019, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Accounting Standard Update (“ASU”) No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) - June 2016 (as amended through February 2020): This amended guidance changes how entities measure credit losses for most financial assets and certain other instruments, including sales-type and direct financing leases, that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach, which will generally result in earlier recognition of allowance for credit losses.
As a result of the guidance, we are required to estimate and record non-cash credit losses related to our Investments in leases - sales-type and direct financing, Investments in lease - financing receivables and loans and expand our credit quality disclosures. The new standard did not materially impact any of our other financial assets or instruments that we currently have on our Balance Sheet.
We adopted the guidance on January 1, 2020 using the modified retrospective approach method of adoption. Under this method we recorded a cumulative-effect adjustment to our opening Balance Sheet as a reduction in our Investments in leases - sales-type and direct financing and a corresponding charge to retained (deficit) earnings. Such amount was determined by applying our methodology for estimating allowances for credit losses to our existing Investments in leases - sales-type and direct financing as of January 1, 2020, which resulted in a $309.4 million cumulative adjustment, representing a 2.88% credit allowance upon adoption. Periods prior to the adoption date that are presented for comparative purposes are not adjusted.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Refer to Note 6 - Allowance for Credit Losses for further information.
Accounting Pronouncements Not Yet Adopted
ASU No. 2020-04 - Reference Rate Reform (Topic 848) - March 2020: This amended guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Specifically, the amendment provides accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The guidance is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections, as and when applicable, as additional changes in the market occur.
Note 4 — Property Transactions

2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Sale of Harrah’s Reno
On September 30, 2020, we and Caesars closed on the previously announced transaction to sell Harrah’s Reno to a third party at a purchase price of $41.5 million. Pursuant to the agreement, we received $31.1 million of the proceeds of the sale and Caesars received $10.4 million of the proceeds. We did not recognize any gain or loss on the sale of Harrah’s Reno as the asset was sold at its carrying amount. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
Caesars Forum Convention Center Mortgage Loan
On September 18, 2020, in accordance with a non-binding letter of intent (the “LOI”) entered into on June 15, 2020, we entered into a mortgage loan agreement with a subsidiary of Caesars (the “Forum Convention Center Borrower”) pursuant to which we loaned $400.0 million to the Forum Convention Center Borrower for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”).
The interest rate on the Forum Convention Center Mortgage Loan is initially 7.7% per annum, with annual interest payments subject to 2.0% annual escalation (resulting in year two annual interest of $31.4 million based on a year two interest rate of 7.854%), with interest paid monthly in cash in arrears. Except as provided below, no prepayments are permitted during the first two years of the term of the Forum Convention Center Mortgage Loan. During the third and fourth years of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan, in each case in full but not in part, at 102% of par in year three and 101% of par in year four. During the fifth year of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan in full but not in part at par. However, the Forum Convention Center Mortgage Loan may be prepaid at any time at par, without penalty or make-whole, in connection with our acquisition of the Caesars Forum Convention Center and an OpCo sale and conversion to an OpCo/PropCo structure, subject to our consent, which may be withheld in our sole discretion.
The Forum Convention Center Mortgage Loan is secured by a first priority mortgage on the Caesars Forum Convention Center, as well as a first priority lien on the equity interests in the Forum Convention Center Borrower, a first priority security interest in all of the Forum Convention Center Borrower’s interest in furniture, fixtures and equipment used, owned or related to the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
operation of the Caesars Forum Convention Center, and a first priority assignment of the Forum Convention Center Borrower’s interest in leases and rents, including a collateral assignment of the Forum Convention Center Borrower’s interest in the lease on the Caesars Forum Convention Center pursuant to which the Forum Convention Center Borrower leases the Caesars Forum Convention Center to another subsidiary of Caesars (the “Caesars Tenant”), which lease is fully subordinate to the Forum Convention Center Mortgage Loan. In addition, if the Forum Convention Center Borrower defaults on the Forum Convention Center Mortgage Loan and we take title to the Caesars Forum Convention Center, we may, at our option under certain circumstances, keep the lease with the Caesars Tenant in effect (which lease is guaranteed by Caesars and has an initial annual rent of $33.9 million, subject to annual increases equal to the greater of 2% and the annual consumer price index increase).
In addition, in connection with the consummation of the Forum Convention Center Mortgage Loan, we and Caesars waived the conditionality of the consummation of such loan transaction on the consummation of the potential acquisition of approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ Hotel & Casino, Bally’s Las Vegas, Paris Las Vegas and Planet Hollywood gaming facilities (the “Las Vegas Land”) as initially contemplated by the LOI. While the parties may evaluate the potential transaction involving the Las Vegas Land in the future, the parties are not actively pursuing consummation of the transaction at this time and we are under no obligation to purchase the Las Vegas Land, and, as such, there can be no assurances that the Las Vegas Land acquisition will close on the contemplated terms or at all.
Amended and Restated Convention Center Put-Call Agreement
On September 18, 2020, concurrent with the entry into the Forum Convention Center Mortgage Loan and in accordance with the LOI, we and a subsidiary of Caesars amended and restated the Amended and Restated Put-Call Right Agreement entered into on July 20, 2020 in connection with the consummation of the Eldorado Transaction (as further amended, the “A&R Convention Center Put-Call Agreement”) related to the Caesars Forum Convention Center. The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
The A&R Convention Center Put-Call Agreement also provides for, if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the A&R Convention Center Put-Call Agreement, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars (the “HLV Repurchase Right”), exercisable by Caesars during a one-year period commencing on the date upon which the closing under the Convention Center Put Right transaction does not occur and ending on the day immediately preceding the one-year anniversary thereof for a price equal to 13.0x the rent of the Harrah’s Las Vegas property for the most recently ended annual period for which Caesars’ financial statements are available as of Caesars’ election to exercise the HLV Repurchase Right.
Sale of Louisiana Downs
On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We are entitled to receive $5.5 million of the proceeds from the sale and Caesars is entitled to $16.5 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by early 2021 and remains subject to regulatory approval and customary closing conditions.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of September 30, 2020), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.
Consummation of the Eldorado Transaction
On July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the MTA and the MTA Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement of the June 2019 Forward Sale Agreements on June 2, 2020, as described in Note 12 - Stockholders’ Equity, and the proceeds from our February 2020 Senior Unsecured Notes offering previously held in escrow. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the MTA Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “MTA Properties”) for an aggregate purchase price of $1,823.5 million (the “MTA Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below. We completed the MTA Properties Acquisitions pursuant to the following agreements: (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana (“Harrah’s New Orleans”) for a cash purchase price of $789.5 million, (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that acquired the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million. Each of our call options on the MTA Properties terminated upon the closing of the MTA Properties Acquisitions.
On July 20, 2020, in connection with the completion of the purchase of Harrah’s New Orleans, the tenant’s leasehold interest in that certain Second Amended and Restated Lease Agreement (the “HNO Ground Lease”) dated as of April 3, 2020, by and among Jazz Casino Company, L.L.C., a Louisiana limited liability company (“JCC”), New Orleans Building Corporation (“NOBC”) and the City of New Orleans, was assigned by JCC to us. The HNO Ground Lease sets forth the terms and conditions pursuant to which we lease from NOBC a portion of the land upon which Harrah’s New Orleans is located. Simultaneous with entering into the assignment of the HNO Ground Lease, we subleased our interest in the HNO Ground Lease to Caesars in accordance with the terms and conditions of the Regional Master Lease Agreement.
Pursuant to the Regional Master Lease Agreement, Caesars is required to perform our obligations as tenant under the HNO Ground Lease, which include the obligation to construct a new hotel intended to be located on the ground-leased premises and to expend at least $325.0 million in connection with the construction of such hotel. The HNO Ground Lease contains certain rights in our favor should Caesars fail to perform our obligations thereunder, including providing us with additional cure periods to cure defaults. If we are unable to cure a Caesars default during any such additional cure period, then, subject to certain conditions more particularly set forth in the HNO Ground Lease, we

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
will have a further additional period (up to 12-24 months) to seek to terminate Caesars as tenant and to enter into a replacement sublease with a new operator with respect to the leased premises. If we fail to cure such default at the end of such additional cure period, NOBC would have the right to exercise remedies, including termination of the HNO Ground Lease, in which case we would no longer have any right, title or interest to the leased premises or the improvements located thereon.
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
•Amended and Restated Caesars Forum Convention Center Put-Call Agreement. Upon the consummation of the Eldorado Transaction, we entered into an A&R Put-Call Right Agreement with Caesars amending and restating that certain put-call agreement related to the Caesars Forum Convention Center. In connection with the consummation of the Forum Convention Center Mortgage Loan on September 18, 2020, we further amended the agreement as described above in “—Amended and Restated Convention Center Put-Call Agreement”.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million (the “ROV Term Loan”) which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility (the “ROV Credit Facility”), which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. The Amended and Restated ROV Loan, which includes the ROV Term Loan and ROV Credit Facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022.
Omnibus Capex Amendment to Caesars Leases
On June 1, 2020, we entered into an Omnibus Amendment to Leases (the “Omnibus Amendment”) with Pre-Merger Caesars. Pursuant to the Omnibus Amendment, Caesars has been granted certain relief with respect to a portion of their capital expenditure obligations under the Caesars Lease Agreements conditioned upon (i) funding by Caesars of certain minimum capital expenditures in fiscal year 2020 (which represent a reduction of the minimum capital expenditure amounts currently set forth in the Caesars Lease Agreements), (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment, and (iii) no tenant event of default occurring under any of the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment. Caesars will receive credit for certain deemed capital expenditure amounts, which credit may be used to satisfy certain of their capital expenditure obligations in the 2020, 2021 and 2022 fiscal years, provided that the foregoing conditions are satisfied. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations set forth in the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Caesars Lease Agreements or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve in accordance with the Omnibus Amendment.
Subsequent to September 30, 2020, on October 27, 2020, we and Caesars entered into an Amended and Restated Omnibus Amendment to Leases, which provides for a proportionate adjustment to certain relief previously granted under the Omnibus Amendment with respect to a portion of the capital expenditure obligations of Caesars under the Caesars Lease Agreements in order to account for the addition of the MTA Properties to the Regional Master Lease Agreement pursuant to the MTA Properties Acquisitions on July 20, 2020.
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
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan were subsequently amended on July 16, 2020 as described above under “— JACK Lease Agreement Amendment and Amended and Restated ROV Loan.” We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease Agreement is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses in accordance with ASC 310.
2019 Transactions
Our significant activities in 2019, in reverse chronological order, are as follows:
Closing of Purchase of Century Portfolio
On December 6, 2019, we completed the previously announced transaction to acquire the Century Portfolio, comprised of the land and real estate assets of (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri, and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The Century Portfolio Lease Agreement has an aggregate initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenants’ obligations under the Century Portfolio Lease Agreement are guaranteed by Century Casinos. We determined that the land and building components of the Century Portfolio Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition expenses, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Closing of Purchase of Hard Rock Cincinnati
On September 20, 2019, we completed the previously announced transaction to acquire the casino-entitled land and real estate

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and related assets of Hard Rock Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the Hard Rock Cincinnati Casino for $186.5 million (together, the “Hard Rock Cincinnati Acquisition”). Simultaneous with the closing of the Hard Rock Cincinnati Acquisition, we entered into a triple-net lease agreement for Hard Rock Cincinnati with a subsidiary of Hard Rock. The Hard Rock Cincinnati Lease Agreement has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Hard Rock Cincinnati Lease Agreement are guaranteed by Seminole Hard Rock. We determined that the land and building components of the Hard Rock Cincinnati Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Closing of Purchase of Greektown
On May 23, 2019, we completed the previously announced transaction to acquire from affiliates of JACK Entertainment LLC all of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The Greektown Lease Agreement has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Greektown Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Closing of Purchase of Margaritaville
On January 2, 2019, we completed the previously announced transaction to acquire the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The Margaritaville Lease Agreement has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Margaritaville Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Real Estate Portfolio
As of September 30, 2020, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 24 casino assets leased on a triple net basis to our tenants, Caesars, Penn National, Hard Rock and Century Casinos, under eight separate lease agreements;
•Investments in leases - financing receivables, representing our investment in five casino assets leased on a triple net basis to our tenants, Caesars and JACK Entertainment;
•Investments in loans, representing our investment in the Amended and Restated ROV Loan, Chelsea Piers Mortgage Loan and Forum Convention Center Mortgage Loan; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels contained in the Regional Master Lease Agreement.
The following is a summary of the balances of our real estate portfolio as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Minimum lease payments receivable under sales-type and direct financing leases (1)	$45,772,304	$31,460,712
Estimated residual values of leased property (not guaranteed)	3,366,990	2,525,469
Gross investment in sales-type and direct financing leases	49,139,294	33,986,181
Unamortized initial direct costs	23,931	42,819
Less: Unearned income	(35,686,256)	(23,294,755)
Less: Allowance for credit losses	(467,003)	—
Investments in leases - sales-type and direct financing, net	13,009,966	10,734,245
Investments in leases - operating (2)	—	1,086,658
Investments in leases - financing receivables, net	2,600,228	—
Total investments in leases, net	15,610,194	11,820,903
Investments in loans, net	533,713	—
Land	158,190	94,711
Total Real estate portfolio	$16,302,097	$11,915,614
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) Upon modification of the Caesars Lease Agreements, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement (excluding the MTA Properties) and Joliet Lease Agreement and determined that the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Accordingly, we reclassified the land component of Caesars Palace Las Vegas from Investments in leases - operating to Investments in leases - sales-type.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Portfolio
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Income from sales-type and direct financing leases, excluding contingent rent (1)	$270,188	$206,001	$718,192	$603,300
Income from operating leases (2)	3,638	10,913	25,464	32,740
Income from lease financing receivables (1) (3)	49,799	—	77,743	—
Total revenue, excluding contingent rent	323,625	216,914	821,399	636,040
Contingent rent (1)	86	—	229	—
Total lease revenue	323,711	216,914	821,628	636,040
Non-cash adjustment (4)	(18,942)	2,494	(11,879)	(2,295)
Total contractual lease revenue	$304,769	$219,408	$809,749	$633,745
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of September 30, 2020, we have only recognized contingent rent on our Margaritaville Lease Agreement in relation to the variable rent portion of the lease. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
(2) Represents the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Regional Master Lease Agreement. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas and certain operating land parcels were reassessed for lease classification and were determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, such income is recognized as Income from sales-type leases.
(3) Represents the MTA Properties and the JACK Cleveland/Thistledown Lease Agreement, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(4) Amounts represent the non-cash adjustment to the minimum lease payments from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At September 30, 2020, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2020 (remaining)	$265,274	$55,355	$320,629
2021	1,062,556	222,581	1,285,137
2022	1,076,130	225,667	1,301,797
2023	1,094,986	229,516	1,324,502
2024	1,112,905	233,578	1,346,483
2025	1,127,023	235,980	1,363,003
Thereafter	40,033,430	8,185,952	48,219,382
Total	$45,772,304	$9,388,629	$55,160,933

Weighted Average Lease Term (2)	34.7	34.7	34.7
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) The minimum lease payments and weighted average remaining lease term assumes the exercise of all tenant renewal options, consistent with our conclusions under ASC 842 and ASC 310. Upon the consummation of the Eldorado Transaction, the lease term was extended by approximately three years and, as such, the weighted average lease term has increased accordingly.

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
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease has a full 15-year initial term.
(3) Prior to amendment, with respect to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the annual base rent payable for the then current lease year, which was the period from November 1, 2019 through October 31, 2020. In relation to the HLV Lease Agreement, prior to its termination and the inclusion of the Harrah’s Las Vegas and Caesars Palace Las Vegas assets in the Las Vegas Master Lease Agreement, the amount represents annual base rent payable for the then current lease year, which was the period from January 1, 2020 through December 31, 2020. Subsequent to the consummation of the Eldorado Transaction and the amendments in connection therewith, (i) with respect to the Regional Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, inclusive of the additional rent associated with the MTA Properties and (ii) with respect to the Las Vegas Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, inclusive of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended September 30, 2020 and 2019.

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
Penn National Lease Agreements - Overview
The following is a summary of the material lease provisions of our Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Initial term maturity	1/31/2034	5/23/2034
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,544	$55,556
Escalation commencement (2)	Lease year two	Lease year four
Escalation	2% of Building base rent, subject to the net revenue to rent ratio floor	2% of Building base rent, subject to the net revenue to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year four
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,384 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from February 1, 2020 through January 31, 2021. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from June 1, 2020 through May 31, 2021.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the three and nine months ended September 30, 2020, we recognized approximately $0.1 million and $0.2 million, respectively, in contingent rent in relation to the Margaritaville Lease Agreement escalation. No such rent has been recognized for the three and nine months ended September 30, 2019. In relation to the Greektown Lease Agreement, no such rent has been recognized for the three and nine months ended September 30, 2020 and 2019.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of our Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	9/30/2034
Renewal terms	Four, five-year terms
Current base rent (1)	$43,391
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease years 5-15 - The greater of 2% or the change in CPI unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% base rent and 20% variable rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from October 1, 2020 through September 30, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2020 and 2019.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.

Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of our Century Portfolio Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	12/31/2034
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,000
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in CPI
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from December 6, 2019 through December 31, 2020.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2020 and 2019.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
JACK Cleveland/Thistledown Lease Agreement - Overview
The following is a summary of the material lease provisions of our JACK Cleveland/Thistledown Lease Agreement, as amended on July 16, 2020:

($ In thousands)
Lease Provision	Term
Initial term	20 years
Initial term maturity	1/31/2040
Renewal terms	Three, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year three
Escalator (2)	Lease years 3-4 - 1.0% Lease years 5-7 - 1.5% Lease years 8-15 - The greater of 1.5% or the change in CPI capped at 2.5%
Net revenue to rent ratio floor	4.9x in any lease year (commencing in lease year 6) - if the coverage ratio is below the stated amount, there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8, 11 and 16
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from January 24, 2020 through January 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2020 and 2019.
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
The following table summarizes the capital expenditure requirements of the respective tenants under the Caesars Lease Agreements, as amended following (i) the consummation of the Eldorado Transaction, which amendments increased the existing capital expenditure requirements in proportion to the overall increase in the tenant’s net revenue arising from the MTA Properties and (ii) the sale of Harrah’s Reno:

Provision	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues for CPLV (commencing in 2022 with respect to HLV) (1)
Rolling three-year minimum (2)	$328 million	$84 million
Initial minimum capital expenditure	N/A	$171 million (2017 - 2021) (with respect solely to HLV)
____________________
(1) The lease agreements require a $119.3 million floor on annual capital expenditures for CPLV, Joliet and the Regional Master Lease Agreement properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) CEOC is required to spend $421.9 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $327.8 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.1 million to facilities covered by any Formation Lease Agreement in such proportion as CEOC may elect. Additionally, CEOC is required to expend a minimum of $590.3 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $421.9 million requirement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, we agreed with Caesars, to provide limited relief with respect to a portion of their capital expenditure obligations under the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement (which relief was subsequently adjusted on October 27, 2020 to provide for a proportionate adjustment to account for the addition of the MTA Properties to the Regional Master Lease Agreement). This relief is conditioned upon (i) expenditures by Caesars of certain minimum capital expenditures, (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements and (iii) no event of default occurring under any of the Caesars Lease Agreements during the applicable compliance period. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations currently set forth in the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement.
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
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022, which includes $18.0 million to be advanced by us and expended by JACK Entertainment for the construction of the new gaming patio amenity at JACK Thistledown Racino.
Loan Portfolio
The following is a summary of our investments in loans as of September 30, 2020:

($ In thousands)
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$399,173	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,949	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	70,000	69,591	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$533,713	$40,000	7.8%
____________________
(1) Carrying value is net of unamortized loan origination costs and allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) Represents current interest rate per annum. The interest rate of the Forum Convention Center Mortgage Loan is subject to 2.0% annual escalation (resulting in a year two interest rate of 7.854%).
(4) Final maturity assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Allowance for Credit Losses
Adoption of ASC 326
On January 1, 2020, we adopted ASC 326 and, as a result, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type and direct financing leases, lease financing receivables and loans. Upon adoption, we recorded a $309.4 million cumulative adjustment, representing a 2.88% CECL allowance. Such amount was recorded as a cumulative-effect adjustment to our opening balance sheet with a reduction in our Investments in leases - sales-type and direct financing and a corresponding charge to retained (deficit) earnings. Periods prior to the adoption date that are presented for comparative purposes are not adjusted or disclosed.
Allowance for Credit Losses
During the three months ended September 30, 2020, we recognized a $177.1 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL related to the consummation of the Eldorado Transaction. Specifically, the current quarter increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the MTA Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, (ii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger and (iii) an initial CECL allowance on our $400.0 million investment in the Forum Convention Center Mortgage Loan. This increase was partially offset by a decrease in the R&S Period PD of our other tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the third quarter of 2020.
During the nine months ended September 30, 2020, we recognized a $261.1 million increase in our allowance for credit losses. The increase in the CECL allowance was primarily driven by (i) the Eldorado Transaction, Eldorado/Caesars Merger and Forum Convention Center Mortgage Loan as described above, (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) a $22.2 million increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020.
The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three and nine months ended September 30, 2019.
As of September 30, 2020 and December 31, 2019, and since our Formation Date, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status. Additionally, to the best of our knowledge, none of our tenants were in contravention of any of the Lease Agreements.
The following tables detail the allowance for credit losses included as a component in our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans as of September 30, 2020 and January 1, 2020, the date of adoption:

	September 30, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type and direct financing	$13,476,969	$(467,003)	$13,009,966	3.47%
Investments in leases - financing receivables	2,693,257	(93,029)	2,600,228	3.45%
Investments in loans	536,874	(3,161)	533,713	0.59%
Other assets - sales-type sub-leases	284,558	(7,249)	277,309	2.55%
Totals	$16,991,658	$(570,442)	$16,421,216	3.36%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	January 1, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type and direct financing	$10,734,245	$(309,362)	$10,424,883	2.88%
Investments in leases - financing receivables	—	—	—	—%
Investments in loans	—	—	—	—%
Totals	$10,734,245	$(309,362)	$10,424,883	2.88%
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2020:

(In thousands)	Nine Months Ended September 30, 2020
Beginning Balance December 31, 2019	$—
Initial allowance upon adoption	309,362
Initial allowance from current period investments	228,919
Current period change in credit allowance	32,161
Charge-offs	—
Recoveries	—
Ending Balance September 30, 2020	$570,442
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2020 and January 1, 2020, the date of adoption:

	September 30, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - direct financing, sales-type and financing receivable, Investments in loans and Other assets	$—	$—	$15,724,024	$921,511	$281,123	$65,000	$16,991,658

	January 1, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - direct financing, sales-type and financing receivable, Investments in loans	$1,527,776	$—	$8,926,229	$280,240	$—	$—	$10,734,245
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Sales-type sub-leases	$277,308	$8,688
Property and equipment used in operations, net	69,704	70,406
Right of use assets	17,671	17,738
Debt financing costs	9,542	14,575
Tenant receivables	4,106	—
Deferred acquisition costs	2,391	11,134
Other receivables	1,233	60,111
Prepaid expenses	1,217	3,252
Interest receivable	33	1,626
Other	2,498	1,108
Total other assets	$385,703	$188,638
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Land and land improvements	$59,115	$59,346
Buildings and improvements	14,697	14,805
Furniture and equipment	6,779	4,523
Total property and equipment used in operations	80,591	78,674
Less: accumulated depreciation	(10,887)	(8,268)
Total property and equipment used in operations, net	$69,704	$70,406

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$910	$1,000	$2,990	$2,948
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Finance sub-lease liabilities	$284,558	$8,688
Derivative liability	104,258	65,078
Lease liabilities	17,671	17,738
Other accrued expenses	6,457	21,023
Accrued payroll and other compensation	5,730	7,369
Deferred income taxes	3,464	3,382
Accounts payable	324	640
Total other liabilities	$422,462	$123,918

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8— Debt
The following tables detail our debt obligations as of September 30, 2020 and December 31, 2019:

($ In thousands)	September 30, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,079,760
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	739,749
2026 Notes	2026	4.250%	1,250,000	1,232,405
2027 Notes	2027	3.750%	750,000	739,316
2029 Notes	2029	4.625%	1,000,000	985,330
2030 Notes	2030	4.125%	1,000,000	985,272
Total Debt			$6,850,000	$6,761,832

($ In thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes (5)	2023	8.00%	498,480	498,480
Senior Unsecured Notes (4)
2026 Notes	2026	4.250%	1,250,000	1,231,227
2029 Notes	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600.0 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and nine months ended September 30, 2020, the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. In connection with the repricing of the Term Loan B Facility in January 2020, the interest rate was decreased to LIBOR plus 1.75%. As of September 30, 2020 and December 31, 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
(5)The Second Lien Notes were redeemed in full on February 20, 2020 with a portion of the proceeds from the February 2020 Senior Unsecured Notes offering.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum payments of our debt obligations as of September 30, 2020:

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
The Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of September 30, 2020, the restricted net assets of the Operating Partnership were approximately $7.8 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee was equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee was equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and is payable as such commitments are terminated. For the nine months ended September 30, 2020, we have recognized $3.1 million of fees related to the Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the three months ended September 30, 2020 as the Bridge Facilities were terminated in June 2020.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2020, we are in compliance with all financial covenants under our debt obligations.

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2020 and December 31, 2019:

($ In thousands)	September 30, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ In thousands)	December 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of September 30, 2020 and December 31, 2019, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Unrealized gain (loss) recorded in other comprehensive income	$13,007	$(7,113)	$(39,180)	$(54,992)
Interest recorded in interest expense	$12,970	$2,386	$29,664	$4,816

Note 10 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$19,973	$—	$19,973	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$104,258	$—	$104,258	$—

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
The estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019 for which fair value is only disclosed are as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,600,228	$2,666,800	$—	$—
Investments in loans (1)	533,713	536,521	—	—
Cash and cash equivalents	144,057	144,057	1,101,893	1,101,893
Financial liabilities:
Debt (2)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,079,760	2,023,875	2,076,962	2,110,500
Second Lien Notes	—	—	498,480	538,358
2025 Notes	739,749	745,313	—	—
2026 Notes	1,232,405	1,257,813	1,231,227	1,287,500
2027 Notes	739,316	737,813	—	—
2029 Notes	985,330	1,017,500	984,894	1,045,000
2030 Notes	985,272	988,750	—	—
____________________
(1)These investments represent the (i) JACK Cleveland/Thistledown Lease Agreement and the MTA Properties, and (ii) the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan, all of which were made during the nine months ended September 30, 2020. Given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Gain Upon Lease Modification in Connection with the Eldorado Transaction
On July 20, 2020, in connection with the Eldorado Transaction and as required under ASC 842, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. As a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the asset and its carrying value immediately prior to the modification.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We valued the real estate portfolio using a rent multiple taking into consideration a variety of factors, including (i) asset quality and location, (ii) property and lease-level cash flows and (iii) supply and demand dynamics of each property’s respective market. With respect to certain assets for which we have signed sale agreements that will be removed from the Regional Master Lease Agreement upon consummation of such transactions, which includes Bally’s Atlantic City and Louisiana Downs, these assets were recorded at fair value using the contract price less costs to sell.
In the current quarter, as a result of the re-measurement of the Caesars Lease Agreements to fair value, we recognized a $333.4 million gain upon lease modification in our Statement of Operations.
The following table summarizes our assets measured at fair value on a non-recurring basis in relation to the gain upon modification of the Caesars Lease Agreements as of the modification date during the three months ended September 30, 2020:

	July 20, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Investments in sales-type leases - Caesars Lease Agreements (1)	$10,228,465	$—	$—	$10,228,465
Investments in sales-type leases - assets subject to sales agreements (2)	$24,266	$—	$24,266	$—
____________________
(1) The fair value measurement of the Caesars Lease Agreements excludes the MTA Properties Acquisitions, HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition as these transactions occurred in connection with the Eldorado Transaction and the investments are measured at historical cost.
(2) Represents the Bally’s Atlantic City and Louisiana Downs assets, which are each currently subject to sales agreements. The fair value of these investments is based on the contract price and represents a Level 2 measurement as defined in ASC 820.
The following table summarizes the significant unobservable inputs used in non-recurring Level 3 fair value measurements:

(In thousands)			Significant Assumptions
Asset Type	Fair Value(1)	Valuation Technique	Range	Weighted Average(2)
Investment in sales-type lease - Casinos	$10,228,465	Rent Multiple	9.75x - 15.50x	13.0x
____________________
(1) The fair value measurement of the Caesars Lease Agreements excludes the MTA Properties Acquisitions, HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition as these transactions occurred in connection with the Eldorado Transaction and the investments are measured at historical cost.
(2) Weighted by relative fair value.
Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2021 and 2030, respectively. The weighted average remaining lease term as of September 30, 2020 under our operating leases was 15.6 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Rent expense	$503	$421	$1,506	$1,200
Contractual rent	$465	$318	$1,133	$953
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
As of September 30, 2020, we have a $17.7 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$467
2021	1,851
2022	1,808
2023	1,827
2024	1,847
2025	1,908
Thereafter	19,074
Total minimum lease commitments	$28,782
Discounting factor	11,111
Lease liability	$17,671
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of September 30, 2020 and December 31, 2019, which is primarily comprised of the HNO Ground Lease:

(In thousands)	September 30, 2020	December 31, 2019
Others assets (sales-type sub-lease)	$277,308	$8,688
Other liabilities (finance sub-lease liability)	284,558	8,688

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Rental income and expense (1)	$5,699	$139	$5,976	$271
Contractual rent	$11,838	$154	$12,146	$298
____________________
(1)For the three and nine months ended September 30, 2020, these amounts are presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the three and nine months ended September 30, 2019, we recorded such amounts as a component of General and administrative expenses on a net basis as these charges were not material to the Statement of Operations.
The future minimum lease commitments relating to the ground and use leases at September 30, 2020 are as follows:

(In thousands)	Lease Commitments
2020 (remaining)	$5,838
2021	26,350
2022	26,350
2023	23,350
2024	23,350
2025	23,350
Thereafter	765,079
Total minimum lease commitments	$893,666
Discounting factor	609,108
Finance sub-lease liability	$284,558
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms and are between 6% and 8%. The weighted average remaining lease term as of September 30, 2020 under our finance leases was 38.0 years.
Note 12 — Stockholders' Equity
Stock
Authorized
We have the authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
June 2020 Offering
On June 17, 2020, we completed a primary follow-on offering of 29,900,000 shares of common stock (inclusive of 3,900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $22.15 per share for an aggregate offering value of $662.3 million, all of which are subject to a forward sale agreement (the “June 2020 Forward Sale Agreement”), which initially required settlement by September 17, 2020. On September 16, 2020, we amended the June 2020 Forward Sale Agreement to extend the maturity date from September 17, 2020 to June 17, 2021. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchaser or its affiliates. We determined that the June 2020 Forward Sale Agreement meets the criteria for equity classification and is therefore exempt from derivative accounting. We recorded the June 2020 Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
On September 28, 2020, we partially settled the June 2020 Forward Sale Agreement by delivering 3,000,000 shares of our common stock to the forward purchaser, in exchange for total net proceeds of approximately $63.0 million, which was

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
calculated based on the net forward sale price on the settlement date of $21.04 per share. The physical settlement of the June 2020 Forward Sale Agreement is calculated based on the initial forward sale price per share of $21.37, as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the June 2020 Forward Sale Agreement.
We expect to settle the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our remaining obligations under the June 2020 Forward Sale Agreement. As of September 30, 2020, the forward share price was $20.71 and would result in us receiving approximately $557.0 million in cash proceeds if we were to physically settle the remaining shares under the June 2020 Forward Sale Agreement. Alternatively, if we were to net cash settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in a cash outflow of $71.6 million or, if we were to net share settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in us delivering approximately 3.1 million shares.
Further, the remaining shares of common stock issuable upon settlement of the June 2020 Forward Sale Agreement will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the remaining shares under the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon physical settlement of the remaining shares (based on the adjusted forward sales price at the end of the reporting period). If and when we physically settle the remaining shares under the June 2020 Forward Sale Agreement, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We intend to use the net proceeds upon settlement of the remaining shares under the June 2020 Forward Sale Agreement for general corporate purposes, which may include future transactions, the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
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
At-the-Market Offering Program
We have entered into an equity distribution agreement, as amended (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the year ended December 31, 2019, we sold a total of 6,107,633 shares under the ATM Program for net proceeds of $128.3 million. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2020	2019
Beginning Balance January 1, (1)	461,004,742	404,729,616
Issuance of common stock in primary follow-on offerings	—	50,000,000
Issuance of common stock upon physical settlement of forward sale agreements (1)	68,000,000	—
Issuance of common stock under the at-the-market offering program	7,500,000	6,107,633
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	164,037	168,496
Ending Balance September 30,	536,668,779	461,005,745
____________________
(1)Excludes the 26,900,000 remaining shares subject to the June 2020 Forward Sale Agreement as such shares are not yet settled.
(2)The nine months ended September 30, 2020 and 2019 excludes 239,437 share units and 157,512 share units, respectively, issued under the performance-based stock incentive program.
Dividends
Dividends declared (on a per share basis) during the nine months ended September 30, 2020 and 2019 were as follows:

Nine Months Ended September 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300

Nine Months Ended September 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975

Note 13 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the remaining shares under the June 2020 Forward Sale Agreement. The shares issuable upon settlement of the remaining shares under the June 2020 Forward Sale Agreement, as described in Note 12 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the remaining shares under the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the remaining shares under the June 2020 Forward Sale Agreement, the delivery of shares of common stock would result in an increase in the number of shares outstanding and dilution to earnings per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Determination of shares:
Weighted-average shares of common stock outstanding	533,408	460,666	496,003	426,438
Assumed conversion of restricted stock (1)	501	370	323	263
Assumed settlement of forward sale agreements	2,271	4,735	3,656	1,665
Diluted weighted-average shares of common stock outstanding	536,180	465,772	499,982	428,366
____________________
(1)For the three and nine months ended September 30, 2020, certain unvested restricted shares and unvested performance-based restricted shares were excluded from the computation of diluted EPS because the effect of doing so was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Basic:
Net income attributable to common stockholders	$398,274	$144,435	$603,664	$447,333
Weighted-average shares of common stock outstanding	533,408	460,666	496,003	426,438
Basic EPS	$0.75	$0.31	$1.22	$1.05

Diluted:
Net income attributable to common stockholders	$398,274	$144,435	$603,664	$447,333
Diluted weighted-average shares of common stock outstanding	536,180	465,772	499,982	428,366
Diluted EPS	$0.74	$0.31	$1.21	$1.04

Note 14 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2020, 11,477,422 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Stock-based compensation expense	$2,013	$1,404	$5,375	$3,821

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	601	$21.16	398	$19.60
Granted	422	21.49	338	22.03
Vested	(116)	21.08	(94)	19.44
Forfeited	(25)	21.21	(12)	20.78
Canceled	—	—	—	—
Outstanding at end of period	882	$21.32	630	$20.90
As of September 30, 2020, there was $11.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.
Note 15 — Segment Information
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and loan investments and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment.
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$334,015	$5,638	$339,653	$216,914	$5,599	$222,513
Operating income	139,596	87	139,683	209,202	(822)	208,380
Interest expense	(77,399)	—	(77,399)	(68,531)	—	(68,531)
Gain upon lease modification	333,352	—	333,352	—	—	—
Income (loss) before income taxes	395,763	87	395,850	147,275	(736)	146,539
Income tax benefit (expense)	386	(18)	368	(187)	163	(24)
Net income (loss)	396,149	69	396,218	147,088	(573)	146,515

Depreciation	31	879	910	3	997	1,000

Total assets	$16,761,134	$90,696	$16,851,830	$12,481,892	$99,574	$12,581,466
Total liabilities	$7,465,576	$16,715	$7,482,291	$4,491,307	$16,090	$4,507,397

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$835,283	$17,273	$852,556	$636,040	$21,221	$657,261
Operating income	535,151	1,189	536,340	611,824	3,917	615,741
Interest expense	(231,185)	—	(231,185)	(176,936)	—	(176,936)
Gain upon lease modification	333,352	—	333,352	—	—	—
Loss on extinguishment of debt	(39,059)	—	(39,059)	—	—	—
Income before income taxes	604,985	1,206	606,191	450,552	4,114	454,666
Income tax expense	(128)	(267)	(395)	(187)	(911)	(1,098)
Net income	604,857	939	605,796	450,365	3,203	453,568

Depreciation	85	2,905	2,990	8	2,940	2,948

Total assets	$16,761,134	$90,696	$16,851,830	$12,481,892	$99,574	$12,581,466
Total liabilities	$7,465,576	$16,715	$7,482,291	$4,491,307	$16,090	$4,507,397

Note 16 — Subsequent Events

We have evaluated subsequent events and, except for the Amended and Restated Omnibus Amendment on October 27, 2020 (as described in Note 4 - Property Transactions) and the payment of dividends on October 8, 2020 (as described in Note 12 - Stockholders' Equity), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and nine months ended September 30, 2020 should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants. The extent to which the COVID-19 pandemic impacts the Company, its tenants and its pending transactions, will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including various state governments and/or regulatory authorities issuing directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders that resulted in the temporary closure of our tenants’ operations at our properties, the ability of the Company’s tenants to successfully operate their businesses following the reopening of their respective facilities, including the costs of complying with regulatory requirements necessary to keep the facilities open, including compliance with restrictions and reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that the Company agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their leases with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. In addition, changes and instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic have negatively impacted consumer discretionary spending and travel and may continue to do so, which could have a material adverse effect on our tenants’ businesses. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy (including stemming from the COVID-19 pandemic and changes in economic conditions as a result of the COVID-19 pandemic); our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; limits on our operational and financial flexibility imposed by our debt agreements; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the possibility that our pending transactions may not be completed or that completion may be unduly delayed; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the effects of our recently completed and pending transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the possibility our separation from CEOC fails to qualify as a tax-free spin-off, which could subject us to significant tax liabilities; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the costs of operating as a public company; our inability to operate as a stand-alone company; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW

We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 29 market leading properties (reflecting the acquisitions and dispositions described herein, as well as the removal of Tunica Roadhouse, which has permanently closed), including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 48 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 19,200 hotel rooms and feature over 200 restaurants, bars and nightclubs.

Our portfolio also includes approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.

The following chart summarizes our current portfolio of properties, our pending transactions and our properties subject to right of first refusal agreements and put/call agreements with Caesars:

# Property Overview

Caesars Palace Las Vegas

Caesars

Hard Rock Cincinnati

Hard Rock

JACK Cleveland

JACK Entertainment

Lake Tahoe
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Atlantic City
Cincinnati
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

★ CURRENT PORTFOLIO

★ PENDING DISPOSITIONS[1]
- Bally's Atlantic City
- Harrah's Louisiana Downs

★ OWNED GOLF COURSES
- Cascata, Boulder City, NV
- Rio Secco, Henderson, NV
- Grand Bear, Saucier, MS
- Chariot Run, Laconia, IN

★ DESIGNATED PUT-CALL PROPERTIES[2]
- Indiana Grand Racing & Casino
- Harrah's Hoosier Park
- Caesars Forum Convention Center

★ DESIGNATED ROFR PROPERTIES[3]
- Bally's Las Vegas
- Flamingo Las Vegas
- Paris Las Vegas
- Planet Hollywood
- The LINQ
- Horseshoe Baltimore

**VICI Continues to Diversify its Rent Base**

At Formation
% LV Rent
26%
74%
% Regional Rent
Current
% LV Rent
31%
69%
% Regional Rent

Harrah's Lake Tahoe

Caesars

Century Casino Cape Girardeau

Century Casinos

Greektown Casino-Hotel

Penn National Gaming

1. On April 24, 2020, we and Caesars entered into definitive agreements to sell Bally's Atlantic City for $25.0 million to a third party; the proceeds shall be split ~$19.0 million to us and ~$6.0 million to Caesars. On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah's Louisiana Downs for $22.0 million to a third party; the proceeds shall be split ~$5.5 million to us and ~$16.5 million to Caesars. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the dispositions. The dispositions are subject to customary closing conditions and regulatory approvals.
2. The Centaur Put/Call Agreement (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024. The Convention Center Call Right can be exercised between the maturity date of the Forum Convention Center Mortgage Loan in 2025 and December 31, 2026 at 13.0x and the Convention Center Put Right can be exercised between January 1, 2024 and December 31, 2024 at 13.0x.
3. With respect to the assets subject to the Las Vegas Strip ROFR Agreement, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be selected from one of the previous four plus The LINQ Hotel & Casino. Caesars does not have a contractual obligation to sell the properties subject to the Las Vegas Strip ROFR Agreement and will make independent financial decisions regarding whether to trigger the ROFRs. The exercise of the ROFR over Horseshoe Baltimore is subject to any consent required from applicable joint venture partners of Caesars and Caesars will make an independent financial decision regarding whether to trigger the ROFR over Horseshoe Baltimore.

We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, with Caesars being our largest tenant. We believe we have a mutually beneficial relationship with Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long term. Given current market conditions and the ongoing impact of the COVID-19 pandemic, we anticipate more limited acquisition and investment activity in the near term and we will prioritize our existing tenant relationships and assets, as well as our financial strength and liquidity over the near- to medium-term. However, we will continue to evaluate and may opportunistically pursue accretive acquisitions or investments that may arise in the market.
Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which generally require our tenants to invest in our properties (subject in certain cases to temporary relief we granted certain tenants on a portion of their capital expenditure obligations), and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. In addition, given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions and other investments to augment growth as market conditions allow and with a focus on disciplined capital allocation given the ongoing impact of the COVID-19 pandemic.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2020.
Impact of the COVID-19 Pandemic on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impact, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in the temporary closure of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. The operations of all of our properties have reopened, subject to operating limitations set forth by the state and local governments and/or regulatory authorities. As a result, our tenants’ facilities at our properties have reopened at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions or whether they will be subject to additional restrictions or forced to close again in the future. The full extent to which the COVID-19 pandemic ultimately impacts us and our tenants continues to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including our tenants’ financial performance and the duration and extent of operating limitations and reduced capacity requirements. We continue to closely monitor the impact of the COVID-19 pandemic on us, our tenants and our pending transactions.
In addition to the closure and restriction of their operations, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic. Following the reopening of our tenants’ businesses, they have faced additional challenges with respect to restoring operations, customer engagement and financial performance, although, in many of our tenants’ regional markets their early operational performance following reopening has generally been at or near prior-year levels for such period. More broadly, the COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact have resulted in a prolonged period of significant economic uncertainty, as well as a global economic recession, which is generally expected to continue into 2021. Additional economic effects may continue well beyond the lifting or phasing out of governmental restrictions related to COVID-19, thereby negatively affecting an economic recovery in the gaming sector. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, and economic recessions have led to a decrease in gaming revenue, although the impact of such recessions have generally been less volatile than the impact on retail revenue and S&P 500 sales.
All of our tenants have fulfilled their rent obligations through October 2020 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on operations, liquidity and financial performance. However, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we have provided certain relief under the applicable Lease Agreements to some of our tenants. While the relief we have provided has not deferred or reduced rent obligations for any of our tenants and we do not currently anticipate providing any such relief, due to these factors and the continuing uncertainty of the ultimate impact of the COVID-19 pandemic, there can be no assurance that our tenants will continue to fulfill their rent obligations in full or that our tenants will make anticipated capital expenditures to maintain or improve our properties. Further, future or current economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in value of our properties. We continue to actively engage in dialogues with our tenants regarding the impact of the COVID-19 pandemic on their businesses, including with respect to their respective financial and operating situations, liquidity needs and contingency planning. Although all of our tenants have fulfilled their rent obligation in full through October 2020, we cannot predict with confidence when our tenants’ operations at our properties will operate without restriction, whether they will be forced to close again in the future, or if and when they will return to pre-pandemic performance levels. As the duration of the pandemic and operational restrictions lengthens, or if new operational restrictions are imposed, our tenants’ liquidity positions may become more stressed and it may cause one or more of our tenants to be unwilling or unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, given the unprecedented nature of the COVID-19 pandemic, we understand that working with our tenants in the short term to ensure their long-term financial health and performance may become necessary and should provide meaningful benefits to us as well over the long-term.
As described herein, the full extent to which the COVID-19 pandemic ultimately impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain restricted, or close again in the future, our tenants’ financial performance following reopening and any operating limitations upon reopening. These uncertainties make it difficult to predict our operating results for the remainder of 2020. We will continue to closely monitor the impact of COVID-19 on us, our tenants and our pending transactions. For more information, refer to “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
SIGNIFICANT ACTIVITIES DURING 2020
Our significant activities in 2020, in reverse chronological order, are as follows:
Sale of Harrah’s Reno
On September 30, 2020, we and Caesars closed on the previously announced transaction to sell Harrah’s Reno to a third party at a purchase price of $41.5 million. Pursuant to the agreement, we received $31.1 million of the proceeds of the sale and Caesars received $10.4 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
Caesars Forum Convention Center Mortgage Loan
On September 18, 2020, in accordance with a non-binding letter of intent (the “LOI”) entered into on June 15, 2020, we entered into a mortgage loan agreement with a subsidiary of Caesars (the “Forum Convention Center Borrower”) pursuant to which we loaned $400.0 million to the Forum Convention Center Borrower for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”).
The interest rate on the Forum Convention Center Mortgage Loan is initially 7.7% per annum, with annual interest payments subject to 2.0% annual escalation (resulting in year two annual interest of $31,416,000 based on a year two interest rate of 7.854%), with interest paid monthly in cash in arrears. Except as provided below, no prepayments are permitted during the first two years of the term of the Forum Convention Center Mortgage Loan. During the third and fourth years of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan, in each case in full but not in part, at 102% of par in year three and 101% of par in year four. During the fifth year of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan in full but not in part at par. However, the Forum Convention Center Mortgage Loan may be prepaid at any time at par, without penalty or make-whole, in connection with our acquisition of the Caesars Forum Convention Center and an OpCo sale and conversion to an OpCo/PropCo structure, subject to our consent, which may be withheld in our sole discretion.
The Forum Convention Center Mortgage Loan is secured by a first priority mortgage on the Caesars Forum Convention Center, as well as a first priority lien on the equity interests in the Forum Convention Center Borrower, a first priority security interest in all of the Forum Convention Center Borrower’s interest in furniture, fixtures and equipment used, owned or related to the operation of the Caesars Forum Convention Center, and a first priority assignment of the Forum Convention Center Borrower’s interest in leases and rents, including a collateral assignment of the Forum Convention Center Borrower’s interest in the lease on the Caesars Forum Convention Center pursuant to which the Forum Convention Center Borrower leases the Caesars Forum Convention Center to another subsidiary of Caesars (the “Caesars Tenant”), which lease is fully subordinate to the Forum Convention Center Mortgage Loan. In addition, if the Forum Convention Center Borrower defaults on the Forum Convention Center Mortgage Loan and we take title to the Caesars Forum Convention Center, we may, at our option under certain circumstances, keep the lease with the Caesars Tenant in effect (which lease is guaranteed by Caesars and has an initial annual rent of $33.9 million, subject to annual increases equal to the greater of 2% and the annual consumer price index increase).
In addition, in connection with the consummation of the Forum Convention Center Mortgage Loan, we and Caesars waived the conditionality of the consummation of such loan transaction on the consummation of the potential acquisition of approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ Hotel & Casino, Bally’s Las Vegas, Paris Las Vegas and Planet Hollywood gaming facilities (the “Las Vegas Land”) as initially contemplated by the LOI. While the parties may evaluate the potential transaction involving the Las Vegas Land in the future, the parties are not actively pursuing consummation of the transaction at this time and we are under no obligation to purchase the Las Vegas Land, and, as such, there can be no assurances that the Las Vegas Land acquisition will close on the contemplated terms or at all.
Amended and Restated Convention Center Put-Call Agreement
On September 18, 2020, concurrent with the entry into the Forum Convention Center Mortgage Loan and in accordance with the LOI, we and a subsidiary of Caesars amended and restated the Amended and Restated Put-Call Right Agreement entered into on July 20, 2020 in connection with the consummation of the Eldorado Transaction (as further amended, the “A&R Convention Center Put-Call Agreement”) related to the Caesars Forum Convention Center. The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
The A&R Convention Center Put-Call Agreement also provides for, if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the A&R Convention Center Put-Call Agreement, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars (the “HLV Repurchase Right”), exercisable by Caesars during a one-year period commencing on the date upon which the closing under the Convention Center Put Right transaction does not occur and ending on the day immediately preceding the one-year anniversary thereof for a price equal to 13.0x the rent of the Harrah’s Las Vegas property for the most recently ended annual period for which Caesars’ financial statements are available as of Caesars’ election to exercise the HLV Repurchase Right.
Sale of Louisiana Downs
On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We are entitled to receive $5.5 million of the proceeds from the sale and Caesars is entitled to $16.5 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close by early 2021 and remains subject to regulatory approval and customary closing conditions.
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of September 30, 2020), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.

Consummation of the Eldorado Transaction
On July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the MTA and the MTA Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement of the June 2019 Forward Sale Agreements on June 2, 2020, as described in Note 12 - Stockholders’ Equity, and the proceeds from our February 2020 Senior Unsecured Notes offering previously held in escrow. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the MTA Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “MTA Properties”) for an aggregate purchase price of $1,823.5 million (the “MTA Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below. We completed the MTA Properties Acquisitions pursuant to the following agreements: (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana (“Harrah’s New Orleans”) for a cash purchase price of $789.5 million, (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “MTA Property Purchase Agreements”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that acquired the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million. Each of our call options on the MTA Properties terminated upon the closing of the MTA Properties Acquisitions.
On July 20, 2020, in connection with the completion of the purchase of Harrah’s New Orleans, the tenant’s leasehold interest in that certain Second Amended and Restated Lease Agreement (the “HNO Ground Lease”) dated as of April 3, 2020, by and among Jazz Casino Company, L.L.C., a Louisiana limited liability company (“JCC”), New Orleans Building Corporation (“NOBC”) and the City of New Orleans, was assigned by JCC to us. The HNO Ground Lease sets forth the terms and conditions pursuant to which we lease from NOBC a portion of the land upon which Harrah’s New Orleans is located. Simultaneous with entering into the assignment of the HNO Ground Lease, we subleased our interest in the HNO Ground Lease to Caesars in accordance with the terms and conditions of the Regional Master Lease Agreement.
Pursuant to the Regional Master Lease Agreement, Caesars is required to perform our obligations as tenant under the HNO Ground Lease, which include the obligation to construct a new hotel intended to be located on the ground-leased premises and to expend at least $325.0 million in connection with the construction of such hotel. The HNO Ground Lease contains certain rights in our favor should Caesars fail to perform our obligations thereunder, including providing us with additional cure periods to cure defaults. If we are unable to cure a Caesars default during any such additional cure period, then, subject to certain conditions more particularly set forth in the HNO Ground Lease, we will have a further additional period (up to 12-24 months) to seek to terminate Caesars as tenant and to enter into a replacement sublease with a new operator with respect to the leased premises. If we fail to cure such default at the end of such additional cure period, NOBC would have the right to exercise remedies, including termination of the HNO Ground Lease, in which case we would no longer have any right, title or interest to the leased premises or the improvements located thereon.
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
•Amended and Restated Caesars Forum Convention Center Put-Call Agreement. Upon the consummation of the Eldorado Transaction, we entered into an A&R Put-Call Right Agreement with Caesars amending and restating that certain put-call agreement related to the Caesars Forum Convention Center. In connection with the consummation of the Forum Convention Center Mortgage Loan on September 18, 2020, we further amended the agreement as described above in “—Amended and Restated Convention Center Put-Call Agreement”.
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
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million (the “ROV Term Loan”) which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility (the “ROV Credit Facility”), which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. The Amended and Restated ROV Loan, which includes the ROV Term Loan and ROV Credit Facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022.
Omnibus Capex Amendment to Caesars Leases
On June 1, 2020, we entered into an Omnibus Amendment to Leases (the “Omnibus Amendment”) with Pre-Merger Caesars. Pursuant to the Omnibus Amendment, Caesars has been granted certain relief with respect to a portion of their capital expenditure obligations under the Caesars Lease Agreements conditioned upon (i) funding by Caesars of certain minimum capital expenditures in fiscal year 2020 (which represent a reduction of the minimum capital expenditure amounts currently set forth in the Caesars Lease Agreements), (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment, and (iii) no tenant event of default occurring under any of the Caesars Lease Agreements during the compliance period set forth in the Omnibus Amendment. Caesars will receive credit for certain deemed capital expenditure amounts, which credit may be used to satisfy certain of their capital expenditure obligations in the 2020, 2021 and 2022 fiscal years, provided that the foregoing conditions are satisfied. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations set forth in the Caesars Lease Agreements or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve in accordance with the Omnibus Amendment.
Subsequent to September 30, 2020, on October 27, 2020, we and Caesars entered into an Amended and Restated Omnibus Amendment to Leases, which provides for a proportionate adjustment to certain relief previously granted under the Omnibus Amendment with respect to a portion of the capital expenditure obligations of Caesars under the Caesars Lease Agreements in order to account for the addition of the MTA Properties to the Regional Master Lease Agreement pursuant to the MTA Properties Acquisitions on July 20, 2020.

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
Closing of Purchase of JACK Cleveland/Thistledown
On January 24, 2020 we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of JACK Cleveland, located in Cleveland, Ohio and JACK Thistledown located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan were subsequently amended on July 16, 2020 pursuant to the JACK Lease Agreement Amendment and Amended and Restated ROV Loan as described above under “—JACK Lease Agreement Amendment and Amended and Restated ROV Loan.”
Repricing of Term Loan B Facility
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.

RESULTS OF OPERATIONS
Segments
Our real property business and our golf course business represent our two reportable segments. The real property business segment consists of leased real property and loan investments and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment. The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Revenues
Income from sales-type and direct financing leases	$270,274	$206,001	$64,273	$718,421	$603,300	$115,121
Income from operating leases	3,638	10,913	(7,275)	25,464	32,740	(7,276)
Income from lease financing receivables and loans	52,827	—	52,827	82,696	—	82,696
Other income	7,276	—	7,276	8,702	—	8,702
Golf operations	5,638	5,599	39	17,273	21,221	(3,948)
Revenues	339,653	222,513	117,140	852,556	657,261	195,295

Operating expenses
General and administrative	8,047	6,717	1,330	22,560	19,460	3,100
Depreciation	910	1,000	(90)	2,990	2,948	42
Other expenses	7,263	—	7,263	8,702	—	8,702
Golf operations	4,672	5,423	(751)	13,181	14,363	(1,182)
Change in allowance for credit losses	177,052	—	177,052	261,080	—	261,080
Transaction and acquisition expenses	2,026	993	1,033	7,703	4,749	2,954
Total operating expenses	199,970	14,133	185,837	316,216	41,520	274,696
Operating income	139,683	208,380	(68,697)	536,340	615,741	(79,401)

Interest expense	(77,399)	(68,531)	(8,868)	(231,185)	(176,936)	(54,249)
Interest income	214	6,690	(6,476)	6,743	15,861	(9,118)
Loss from extinguishment of debt	—	—	—	(39,059)	—	(39,059)
Gain upon lease modification	333,352	—	333,352	333,352	—	333,352
Income before income taxes	395,850	146,539	249,311	606,191	454,666	151,525
Income tax benefit (expense)	368	(24)	392	(395)	(1,098)	703
Net income	396,218	146,515	249,703	605,796	453,568	152,228
Less: Net loss (income) attributable to non-controlling interest	2,056	(2,080)	4,136	(2,132)	(6,235)	4,103
Net income attributable to common stockholders	$398,274	$144,435	$253,839	$603,664	$447,333	$156,331

Revenue
For the three and nine months ended September 30, 2020 and 2019, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Leasing revenue	$323,711	$216,914	$106,797	$821,628	$636,040	$185,588
Income from loans	3,028	—	3,028	4,953	—	4,953
Other income	7,276	—	7,276	8,702	—	8,702
Golf operations	5,638	5,599	39	17,273	21,221	(3,948)
Total revenue	$339,653	$222,513	$117,140	$852,556	$657,261	$195,295
Leasing Revenue
The following table details the components of our income from direct financing, sales-type, operating and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
Income from sales-type and direct financing leases	$270,274	$206,001	$64,273	$718,421	$603,300	$115,121
Income from operating leases (1)	3,638	10,913	(7,275)	25,464	32,740	(7,276)
Income from lease financing receivables (2)	49,799	—	49,799	77,743	—	77,743
Total leasing revenue	323,711	216,914	106,797	821,628	636,040	185,588
Non-cash adjustment (3)	(18,942)	2,494	(21,436)	(11,879)	(2,295)	(9,584)
Total contractual leasing revenue	$304,769	$219,408	$85,361	$809,749	$633,745	$176,004
____________________
(1) Represents portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Regional Master Lease Agreement. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas and the certain operating land parcels were reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, such income is recognized as Income from sales-type and direct financing leases.
(2) Represents the MTA Properties and the JACK Cleveland/Thistledown Lease Agreement both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to income from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $106.8 million and $185.6 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. Total contractual leasing revenue increased $85.4 million and $176.0 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio, JACK Cleveland/Thistledown and the MTA Properties to our real estate portfolio in May 2019, September 2019, December 2019, January 2020 and July 2020, respectively, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $3.0 million and $5.0 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. The increase was driven by the addition of the ROV Loan (and the Amended and Restated ROV Loan), Chelsea Piers Mortgage Loan and Forum Convention Center Mortgage Loan to our real estate portfolio in January 2020 (and July 2020), August 2020 and September 2020, respectively.

Other Income
For the three and nine months ended September 30, 2019, Other income was included net in General and administrative expenses. During the three and nine months ended September 30, 2020, we have re-classified Other income to be presented gross with an offsetting amount within Other expenses. Additionally, during the three months ended September 30, 2020, we recognized additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions.
Golf Operations Revenue
Revenues from golf operations stayed consistent during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased $3.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily driven by the closure of our golf courses in mid-March until early to mid-May as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three and nine months ended September 30, 2020 and 2019, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Variance	2020	2019	Variance
General and administrative	$8,047	$6,717	$1,330	$22,560	$19,460	$3,100
Depreciation	910	1,000	(90)	2,990	2,948	42
Other expenses	7,263	—	7,263	8,702	—	8,702
Golf operations	4,672	5,423	(751)	13,181	14,363	(1,182)
Change in allowance for credit losses	177,052	—	177,052	261,080	—	261,080
Transaction and acquisition expenses	2,026	993	1,033	7,703	4,749	2,954
Total operating expenses	$199,970	$14,133	$185,837	$316,216	$41,520	$274,696
General and Administrative Expenses
General and administrative expenses increased $1.3 million and $3.1 million for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
For the three and nine months ended September 30, 2019, Other expenses were included net in General and administrative expenses. During the three and nine months ended September 30, 2020, we have re-classified Other expenses to be presented gross with an offsetting amount within Other income. Additionally, during the three months ended September 30, 2020, we recognized additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions.
Golf Operations
Expenses from golf operations decreased $0.8 million and $1.2 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. The decrease was primarily driven by the closure of our golf courses in mid-March until early to mid-May as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses. Additionally, even though our courses were closed from mid-March until early to mid-May as a result of the ongoing COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the decrease in our golf course operating revenues was not proportionately offset by a decrease in golf course operating expenses.

Change in Allowance for Credit Losses
On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) which requires us to record an estimated credit loss for our (i) Investments in leases - sales-type and direct financing, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the three months ended September 30, 2020, we recognized a $177.1 million increase in our allowance for credit losses primarily related to an increase in our investment balances subject to CECL from the consummation of the Eldorado Transaction. Specifically, the increase was driven by (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the MTA Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, (ii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger and (iii) an initial CECL allowance on our $400.0 million investment in the Forum Convention Center Mortgage Loan. This increase was partially offset by a decrease in the R&S Period PD of our other tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the second and third quarter of 2020.
During the nine months ended September 30, 2020, we recognized a $261.1 million increase in allowance for credit losses related to our real estate portfolio as a result of (i) the Eldorado Transaction, Eldorado/Caesars Merger and Forum Convention Center Mortgage Loan as described above, (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) a $22.2 million increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the three and nine months ended September 30, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $1.0 million and $3.0 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $8.9 million and $54.2 million during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. The increase is primarily attributable to the increase in debt of $4.75 billion in the aggregate from the February 2020 Senior Unsecured Notes offering and the November 2019 Senior Unsecured Notes offering, partially offset by a reduction in debt of $2.05 billion as a result of the full redemption of the Second Lien Notes in February 2020 and full repayment of the CPLV CMBS Debt in November 2019.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.18% and 4.48% during the three and nine months ended September 30, 2020, respectively, from 4.97% during the three and nine months ended September 30, 2019 as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes and the November 2019 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and CPLV CMBS Debt, (ii) a decrease in LIBOR on the $100.0 million portion of our variable rate debt that is not hedged and (iii) a reduction in the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Interest Income
Interest income decreased $6.5 million and $9.1 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. The decrease was primarily driven by an overall decrease in our cash on hand and a substantial decrease in the interest rates earned on our excess cash.

Loss on Extinguishment of Debt
During the nine months ended September 30, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. We had no such related extinguishment of debt during the nine months ended September 30, 2019.
Gain Upon Lease Modification
In connection with the Eldorado Transaction and as required under ASC 842, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. As a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the assets and their carrying values immediately prior to the modification.
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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by The National Association of Real Estate Investment Trusts (NAREIT), we define FFO as net income (or loss) attributable to common stockholders (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, transaction costs incurred in connection with the acquisition of real estate investments, non-cash stock-based compensation expense, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate and gains (or losses) on debt extinguishment, other non-recurring non-cash transactions (such as non-cash gain upon lease modification) and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing. The non-cash change in allowance for credit losses consists of estimated credit loss for our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans as a result of our adoption of ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326). No similar adjustments are reflected in prior periods because the accounting standard was adopted effective January 1, 2020 and does not require retrospective application. Please see Note 6 - Allowance for Credit Losses for further information.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2020	2019	2020	2019
Net income attributable to common stockholders	$398,274	$144,435	$603,664	$447,333
Real estate depreciation	—	—	—	—
FFO	398,274	144,435	603,664	447,333
Non-cash leasing and financing adjustments	(18,919)	2,494	(11,826)	(2,295)
Non-cash change in allowance for credit losses	177,052	—	261,080	—
Transaction and acquisition expenses	2,026	993	7,703	4,749
Non-cash stock-based compensation	2,013	1,404	5,375	3,821
Amortization of debt issuance costs and original issue discount	4,368	14,816	15,504	18,180
Other depreciation	879	997	2,905	2,940
Capital expenditures	(337)	(588)	(1,982)	(1,991)
Loss on extinguishment of debt	—	—	39,059	—
Non-cash gain upon lease modification	(333,352)	—	(333,352)	—
Non-cash adjustments attributable to non-controlling interest	(4,097)	69	(3,990)	202
AFFO	227,907	164,620	584,140	472,939
Interest expense, net	72,817	47,025	208,938	142,895
Income tax (benefit) expense	(368)	24	395	1,098
Adjusted EBITDA	$300,356	$211,669	$793,473	$616,932

Net income per common share
Basic	$0.75	$0.31	$1.22	$1.05
Diluted	$0.74	$0.31	$1.21	$1.04
FFO per common share
Basic	$0.75	$0.31	$1.22	$1.05
Diluted	$0.74	$0.31	$1.21	$1.04
AFFO per common share
Basic	$0.43	$0.36	$1.18	$1.11
Diluted	$0.43	$0.35	$1.17	$1.10
Weighted average number of shares of common stock outstanding
Basic	533,407,916	460,666,295	496,002,850	426,437,889
Diluted	536,180,175	465,771,668	499,982,269	428,366,146

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of September 30, 2020, our available cash balances, short-term investments, capacity under our Revolving Credit Facility and additional available proceeds were as follows:

(In thousands)	September 30, 2020
Cash and cash equivalents	$144,057
Short-term investments	19,973
Capacity under Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the June 2020 Forward Sale Agreement (2)	557,037
Total	$1,721,067
____________________
(1)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
(2)Assumes the physical settlement of the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement at the forward sale price of $20.71, calculated as of September 30, 2020.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2020, we have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. As of September 30, 2020, we have $58.0 million in future funding commitments consisting of $25.0 million related to the ROV Credit Facility, $15.0 million related to the Chelsea Piers Mortgage Loan and $18.0 million related to the funding of the construction of a new gaming patio amenity at JACK Thistledown Racino ($6.0 million of which was funded on October 1, 2020), which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 8 - Debt, in the Notes to our Consolidated Financial Statements. For a summary of our future funding commitments under our loan portfolio refer to Note 5 - Real Estate Portfolio, in the Notes to our Consolidated Financial Statements.

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of September 30, 2020:

	Payments Due By Period
(In thousands)	Total	2020 (remaining)	2021	2022	2023	2024 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	—	10,000	22,000	2,068,000
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,804,345	74,024	282,416	281,543	256,343	910,019
Total debt contractual obligations	8,654,345	74,024	282,416	291,543	278,343	7,728,019

Leases and contracts
Future funding commitments – loan investments and lease agreements(5)	58,000	6,000	12,000	—	—	40,000
Operating lease for Cascata Golf Course Land	19,978	230	933	951	970	16,894
Golf maintenance contract for Rio Secco and Cascata Golf Course	10,887	837	3,350	3,350	3,350	—
Office leases	8,804	237	918	857	857	5,935
Total leases and contract obligations	97,669	7,304	17,201	5,158	5,177	62,829

Total contractual commitments	$8,752,014	$81,328	$299,617	$296,701	$283,520	$7,790,848
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
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of September 30, 2020.
(5) The allocation of our future funding commitments is based on the commitment funding date or expiration date, as applicable, however we may be obligated to fund these commitments earlier than such date.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under the June 2020 Forward Sale Agreement and our ATM Agreement).
All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream (except for the JACK Cleveland/Thistledown Lease Agreement, as amended, which now provides for an initial term of twenty years with three, five-year renewal options). However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition, and is expected to continue to do so, as all of their properties were closed for a period of time, and upon reopening are subject to operating restrictions and continuing uncertainty as to whether they will be forced to close again in the future. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including the current conditions created by the COVID-19 pandemic which has severely and adversely impacted global, national and regional economic activity and has contributed to significant volatility and negative pressure in financial markets. In particular, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance we have provided certain relief under the applicable Lease Agreements to some of our tenants as more fully described above in “—Significant Activities During 2020 — JACK Lease Agreement Amendment and Amended and Restated ROV Loan”, “—Significant Activities During 2020 — Amendment to Century Portfolio Lease Agreement” and “—Significant Activities During 2020 — Omnibus CapEx Amendment to Caesars Leases” and, as a result, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, future or current economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
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
Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$539,521	$437,199	$102,322
Used in investing activities	(4,556,349)	(1,355,857)	(3,200,492)
Provided by financing activities	3,058,992	783,721	2,275,271
Net decrease in cash, cash equivalents and restricted cash	(957,836)	(134,937)	(822,899)
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447	503,446
Cash, cash equivalents and restricted cash, end of period	$144,057	$463,510	$(319,453)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $102.3 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The increase is primarily driven by an increase in cash rental payments from the Eldorado Transaction in July 2020 and the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio, JACK Cleveland/Thistledown, the ROV Loan (and the Amended and Restated ROV Loan), the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan to our real estate portfolio in May 2019, September 2019, December 2019, January 2020 (and July 2020), August 2020 and September 2020, respectively, partially offset by a decrease due to the prepayment of certain rent in December 2019 related to January 2020.

Cash Flows from Investing Activities
Net cash used in investing activities increased $3,200.5 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The increase is primarily driven by the ROV Loan (and the Amended and Restated ROV Loan), the JACK Cleveland/Thistledown Acquisition, the Eldorado Transaction, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan for a total of $4,625.1 million, including acquisition costs, during the nine months ended September 30, 2020, as well as a decrease in net maturities of short-term investments of $138.6 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was partially offset by the proceeds to VICI from the sale of Harrah’s Reno in the amount of $31.1 million during the nine months ended September 30, 2020 and the Margaritaville Acquisition, Greektown Acquisition and Hard Rock Cincinnati Acquisition for $1,530.6 million, including acquisition costs, during the nine months ended September 30, 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $2,275.3 million for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,539.7 million of our common stock pursuant to the full physical settlement of our June 2019 Forward Sale Agreements, the partial physical settlement of $63.0 million of our common stock pursuant to our June 2020 Forward Sale Agreement and our at-the-market program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium plus fees;
•Dividend payments of $435.2 million;
•Debt issuance costs of $57.8 million;
•Reimbursement of the CPLV CMBS Debt prepayment penalty from Caesars in the amount of $55.4 million; and
•Distributions of $5.4 million to non-controlling interest
During the nine months ended September 30, 2019 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,164.4 million of our common stock from a primary follow-on offering and pursuant to our at-the-market program;
•Dividend payments of $366.9 million;
•Debt issuance costs of $7.7 million; and
•Distributions of $6.1 million to non-controlling interest.
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
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2020, we were in compliance with all debt-related covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for: (i) 5.6% of the Operating Partnership’s revenue (or 5.5% of our consolidated revenue) for the nine months ended September 30, 2020 and (ii) 3.9% of the Operating Partnership’s total assets (or 3.8% of our consolidated total assets) as of September 30, 2020.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2020 and 2019 were as follows:

Nine Months Ended September 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300

Nine Months Ended September 30, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975
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
We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and to avoid or otherwise minimize paying entity level federal income or excise tax (other than at any TRS of ours). We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP. Further, we may generate REIT taxable income greater than our cash flow from operations after operating expenses and debt service as a result of differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019. On July 20, 2020 we consummated the Eldorado Transaction, resulting in a significant expansion to our existing accounting policies for the investments in our leases. On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326) (“ASC 326”), resulting in a significant change in our accounting policies.
Investments in Leases - Sales-type and Direct Financing, Net
Upon the consummation of the Eldorado Transaction on July 20, 2020, we modified the CPLV Lease Agreement, HLV Lease Agreement, Non-CPLV Lease Agreement and Joliet Lease Agreement, which included amending certain of the lease terms, and combining the CPLV Lease Agreement and HLV Lease Agreement into the Las Vegas Master Lease Agreement and replacing the Non-CPLV Lease Agreement with the Regional Master Lease Agreement. Upon modification, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Accordingly, we reclassified the land component of Caesars Palace Las Vegas from Investments in leases - operating to Investments in leases - sales-type and direct financing. Further, as a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the assets and their carrying values immediately prior to the modification. Such gain is recognized in our Statement of Operations as Gain upon lease modification. Subsequent to the consummation of the Eldorado Transaction, we no longer have any leases classified as operating or direct financing and, as such, there is no longer any income recorded through Investments in leases - operating. Refer to Note 4 - Property Transactions for further discussion surrounding the lease modifications. Refer to Note 10 - Fair Value for further discussion surrounding the mark to fair value.
Investments in Leases - Financing Receivables, net
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred to us. As a result, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 “Receivables” (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales-type under ASC 842.
Upon the consummation of the Eldorado Transaction on July 20, 2020, and reassessment of the classification of the Caesars Lease Agreements, as described above, we determined that the MTA Properties Acquisitions meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the land and building components of the MTA Properties meet the definition of a sales-type lease and, since we purchased and leased the assets back to Caesars, control is not considered to have transferred to us under GAAP. Accordingly, the MTA Properties are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 “Credit Losses” (“ASC 326”) which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans.
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows.
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
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no write-offs or recoveries for the three and nine months ended September 30, 2020.
Refer to Note 6 - Allowance for Credit Losses for further information.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At September 30, 2020, we had $6.9 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At September 30, 2020, we had entered into interest rate swap agreements that hedge $2.0 billion of our variable rate debt. Accordingly, we have approximately $100.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $1.0 million.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Investors are cautioned to interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. There have been no material changes to those factors for the nine months ended September 30, 2020 other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and such risk factors are incorporated by reference herein.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2020, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2†	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC		8-K	10.2	7/21/2020

10.3†	Second Amendment to Lease (Joliet), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		8-K	10.3	7/21/2020

10.4	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)		8-K	10.4	7/21/2020

10.5	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease)		8-K	10.5	7/21/2020

10.6	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Joliet Lease)		8-K	10.6	7/21/2020

10.7	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans		8-K	10.7	7/21/2020

10.8	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC		8-K	10.8	7/21/2020

10.9	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Las Vegas Strip Assets)		8-K	10.10	7/21/2020

10.10	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Horseshoe Baltimore)		8-K	10.11	7/21/2020

10.11	Second Amendment, dated as of July 20, 2020 , to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC		8-K	10.12	7/21/2020

10.12	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC		8-K	10.1	9/18/2020

10.13†	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto	X

10.14†	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	X

10.15
Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC
X

10.16	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
† Portions of the exhibits have been redacted because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 28, 2020
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 28, 2020
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 28, 2020
Gabriel F. Wasserman	(Principal Accounting Officer)