Form 10-K
period 2020-12-31
VICI PROPERTIES INC.
filed 2021-02-18
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.8 billion, based on the closing price of the common stock as reported on the NYSE on that date.
As of February 16, 2021, the registrant had 536,663,115 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation, and co-issuer of the Senior Unsecured Notes.
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
“Eldorado/Caesars Merger” refers to the merger consummated on July 20, 2020 under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado merged with and into Pre-Merger Caesars, with Pre-Merger Caesars surviving as a wholly owned subsidiary of Caesars (which changed its name from Eldorado in connection with the closing of the Eldorado/Caesars Merger).
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
“Joliet Lease Agreement” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
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
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties (other than the facility in Joliet, Illinois) leased to Pre-Merger Caesars prior to the consummation of the Eldorado Transaction, as amended from time to time, which was replaced by the Regional Master Lease Agreement upon the consummation of the Eldorado Transaction.
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
“Regional Master Lease Agreement” refers to the lease agreement for the regional properties (other than the facility in Joliet, Illinois) leased to Caesars, as amended from time to time, from and after the consummation of the Eldorado Transaction.
“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo, as amended from time to time.

“Senior Unsecured Notes” refers collectively to the November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes.
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

Summary of Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to Our Business and Operations
•The COVID-19 pandemic and its immediate and long-term effects, including its effect on our tenants and the gaming industry, could materially and adversely impact us, including by affecting our tenants and the gaming industry, upon which we are dependent;
•We are and will always be significantly dependent on our tenants for our revenues, and unless or until we substantially diversify our portfolio an event that has a material adverse effect on any of our tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects;
•Caesars is required to pay a significant portion of their cash flow from operations to us pursuant to the Caesars Lease Agreements and the Forum Convention Center Mortgage Loan which could adversely affect Caesars’ ability to satisfy its obligations to us;
•Caesars’ indebtedness and the fact that a significant portion of its cash flow is used to make interest payments could adversely affect its ability to satisfy its obligations to us;
•We and our tenants face extensive regulation from gaming and other regulatory authorities;
•Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of other pending transactions, which could result in periods in which we are unable to receive rent for such properties or otherwise realize the benefits of such transactions;
•Tenants may choose not to renew the Lease Agreements;
•Net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders;
•If Caesars declares bankruptcy and, as a result, a lease is re-characterized as a disguised financing transaction, we could be materially and adversely affected;
•We have a substantial amount of indebtedness, and may incur additional indebtedness in the future, that exposes us to the risk of default under our debt obligations, limits our operating flexibility, increases the risks associated with a downturn in our business or in the businesses of our tenants and requires us to use a substantial portion of our cash to service our debt obligations;
•Our ability to refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control;
•We may not be able to purchase the properties subject to the A&R Convention Center Put-Call Agreement, the Centaur Properties Put-Call Agreement, the Las Vegas Strip Assets ROFR or the Horseshoe Baltimore ROFR and we may be forced to dispose of Harrah’s Las Vegas on disadvantageous terms;
•The bankruptcy or insolvency of any tenant or guarantor could result in the termination of the Lease Agreements and the related guarantees and material losses to us;
•Our pursuit of investments in, and acquisitions of, additional properties may be unsuccessful or fail to meet our expectations;
•We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, results of operations, financial condition and liquidity;
•Our properties are subject to risks from natural disasters such as earthquakes, hurricanes, severe weather, including as a result of climate change, and terrorism;
•We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems;
•The possibility that our separation from CEOC fails to qualify as a tax-free spin-off, which could subject CEOC to significant tax liabilities and for which we could be required to indemnify CEOC;

Risks Related to our Status as a REIT
•We may not qualify or maintain our qualification as a REIT;
•Qualification to be taxed as a REIT involves highly technical and complex provisions of the Code, and violations of these provisions could jeopardize our REIT qualification;
•The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions;
Risks Related to Our Organizational Structure
•Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control;
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;
General Risks
•Future incurrences of debt and/or issuance of preferred equity securities could adversely affect the market price of our common stock; and
•The market price and trading volume of shares of our common stock may be volatile; the number of shares available for future sale and our earnings and cash distributions could adversely affect the market price of shares of our common stock.

ITEM 1.	Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio currently consists of 28 market leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas, two of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 47 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 17,800 hotel rooms and feature over 200 restaurants, bars and nightclubs.
Our portfolio also includes three secured real estate mortgages that we have originated for strategic reasons, and were in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, with Caesars being our largest tenant. We believe we have a mutually beneficial relationship with each of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of our operators provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long term. Despite the ongoing impact and uncertainty of the COVID-19 pandemic, we continue to evaluate and may opportunistically pursue accretive acquisitions or investments that may arise in the market.
Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which require our tenants to invest in our properties (subject in certain cases to temporary relief we granted certain tenants on a portion of their capital expenditure obligations in connection with the impact of the COVID-19 pandemic), and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. In addition, given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions, as well as other investments, to augment growth as market conditions allow, with a focus on disciplined capital allocation.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status, combined with the income generation from the Lease Agreements, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the current macroeconomic impact of the COVID-19 pandemic and market conditions more broadly. We conduct our real property business through our Operating Partnership and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.

Impact of the COVID-19 Pandemic on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impacts, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in temporary closures of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. Although the operations of all of our properties are currently open, they remain subject to any current or future operating limitations or closures imposed by state and local governments and/or regulatory authorities. As a result, our tenants’ facilities at our properties are generally operating at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions, or whether they will be subject to additional restrictions or forced to close again in the future. The full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability and efficacy of one or more approved vaccines, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including our tenants’ financial performance and the duration and extent of operating limitations, reduced capacity requirements and any additional required closures. We continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants.
In addition to the closure and restriction of their operations, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic. Our tenants have also faced additional challenges with respect to restoring operations, customer engagement and financial performance, although, in many of our tenants’ regional markets their early operational performance following reopening has generally been at or near prior-year levels for such period. More broadly, the COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact have resulted in a prolonged period of significant economic uncertainty, as well as a global economic contraction, which may continue through 2021. Additional economic effects may continue well beyond the lifting or phasing out of governmental restrictions related to COVID-19 or the immediate public health crisis of the pandemic, or may further impact certain regions, such as Las Vegas, Nevada, thereby negatively affecting an economic recovery in the gaming sector. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, and economic recessions have led to a decrease in gaming revenue, although the impact of such recessions have generally been less volatile than the impact on retail revenue and S&P 500 revenue.
All of our tenants have fulfilled their rent obligations through February 2021 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their businesses, including with respect to their operations, liquidity, financial performance and contingency planning. However, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we have provided certain relief under the applicable Lease Agreements to some of our tenants. While the relief we have provided has not deferred or reduced rent obligations for any of our tenants and we do not currently anticipate providing any such relief, due to these factors and the continuing uncertainty of the ultimate impact of the COVID-19 pandemic, there can be no assurance that our tenants will continue to fulfill their rent obligations in full, make anticipated capital expenditures to maintain or improve our properties or fulfill their other contractual obligations under their Lease Agreements. Further, current or future economic conditions could impact our tenants’ ability to meet capital improvement requirements or such other obligations required in our Lease Agreements that could result in a decrease in value of our properties.
In addition, we cannot predict with confidence when our tenants’ operations at our properties will operate without restriction, whether they will be forced to close again in the future, or if and when they will return to pre-pandemic performance levels. As the duration of the pandemic, applicable operational restrictions and closures lengthen, or if new operational restrictions or required closures are imposed, our tenants’ liquidity positions may become more stressed which may cause one or more of our tenants to be unwilling or unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, given the unprecedented nature of the COVID-19 pandemic, we understand that working with our tenants in the short term to ensure their long-term financial health and performance may become necessary and should provide meaningful benefits to us as well over the long-term.

As described herein, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution and efficacy of one or more approved vaccines, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain restricted or closed, or are required to close again in the future, our tenants’ financial performance and any future operating limitations. These factors may contribute to increased uncertainty with respect to our business and operating results through 2021 and we will continue to closely monitor the impact of COVID-19 on us and our tenants. For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Our Competitive Strengths
We believe the following strengths effectively position us to execute our business and growth strategies:
Leading portfolio of high-quality experiential gaming, hospitality, entertainment and leisure assets.
Our portfolio features Caesars Palace Las Vegas and Harrah’s Las Vegas and market-leading urban, destination and regional properties with significant scale. Our properties are well-maintained and leased to leading brands such as Caesars, Harrah’s, Harvey’s, Horseshoe, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. These brands seek to drive loyalty and value with guests through superior service and products and continuous innovation. Our portfolio benefits from its strong mix of demand generators, including casinos, guest rooms, restaurants, entertainment facilities, bars and nightclubs and convention space. We believe our properties are generally well-insulated from incremental competition as a result of high replacement costs, as well as regulatory restrictions and long-lead times for new development. The high quality of our properties appeals to a broad base of customers, stimulating traffic and visitation.
Our portfolio is anchored by our Las Vegas properties, Caesars Palace Las Vegas and Harrah’s Las Vegas, which are located at the center of the Las Vegas Strip. We believe Las Vegas is historically a market characterized by steady economic growth and high consumer and business demand with limited new supply, although such characteristics have been negatively impacted due to the COVID-19 pandemic. Our Las Vegas properties, which are two of the most iconic entertainment facilities in Las Vegas, feature gaming entertainment, large-scale hotels, extensive food and beverage options, state-of-the-art convention facilities, retail outlets and entertainment showrooms.
Our portfolio also includes market-leading regional resorts and destinations that we believe are benefiting from significant invested capital over recent years. The regional properties we own include award-winning land-based and dockside casinos, hotels and entertainment facilities that are generally market leaders within their respective regions. The properties operate primarily under the Caesars, Harrah’s, Harvey’s, Horseshoe, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer trademark and brand names, which, in many instances, have market-leading brand recognition.
Under the terms of the Lease Agreements, our tenants are required to continue to invest in our properties, which we believe enhances the value of our properties and maintains their competitive market position.
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
All of our casino resort properties are established assets, in most cases with extensive operating histories. Based on historical performance of the properties, we expect that the properties will generate sufficient revenues for our tenants to pay to us all rent due under the Lease Agreements. However, in the short-term our properties have been adversely impacted by the COVID-19 pandemic and the current operating results may not be indicative of long-term operating results.

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
All of our existing properties are leased to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. Caesars guarantees the payment obligations of our tenants under the Caesars Lease Agreements, Penn National guarantees the payment obligations of our tenant under the Penn National Lease Agreements, Seminole Hard Rock guarantees the payment obligations of our tenant under the Hard Rock Cincinnati Lease Agreement, Century Casinos guarantees the payment obligations of our tenant under the Century Portfolio Lease Agreement and Rock Ohio Ventures LLC guarantees the payment obligations of our tenants under the JACK Cleveland/Thistledown Lease Agreement.
In addition to the properties leased from us, Caesars, Penn National, Hard Rock and Century Casinos operate numerous other casino resorts, collectively comprising a nationally recognized portfolio of brands. In addition, Caesars uses the Caesars Rewards® program, which is core to its cross-market strategy and is designed to encourage Caesars’ customers to direct a larger share of their entertainment spending to Caesars. Our other tenants operate their own customer loyalty rewards programs, including Penn National using the mychoice® rewards program, Hard Rock using the Hard Rock Rewards® program, Century Casinos using the Winners Zone® rewards program and JACK Entertainment using the ClubJACK® rewards program.
An experienced management team with deep real estate and industry experience.
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
A diverse and independent board of directors with robust business and corporate governance experience.
Our diverse and independent board of directors, which is made up of highly skilled and seasoned real estate, gaming, hospitality, consumer products and corporate professionals, was originally established to ensure no overlap between our tenants and the companies with which our directors are affiliated and has continued to improve and mature since our formation in 2017. For example, since formation we have increased diversity by adding three independent, female directors to our board. As of December 31, 2020, 50% of our independent directors are women, one of whom is racially diverse. Robust corporate governance in the best interests of our stockholders is of central importance to the management of our company, as we have a separate, independent Chairman of the Board, all members of our board except for our Chief Executive Officer are independent, and all members of our audit committee qualify as an “audit committee financial expert” as defined by the SEC. Directors are elected in uncontested elections by the affirmative vote of a majority of the votes cast on an annual basis, and stockholder approval is required prior to, or in certain circumstances within twelve months following, the adoption by our board of a stockholder rights plan.

Our Properties
The following map and tables summarize our current portfolio of properties, our pending transactions and our properties subject to right of first refusal agreements and put/call agreements with Caesars. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail, golf course and other resort amenities and activities.

Portfolio Overview

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Cincinnati
Atlantic City
Louisville
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

★ CURRENT PORTFOLIO

★ PENDING DISPOSITION[1]

Harrah's Louisiana Downs

★ OWNED GOLF COURSES

Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Saucier, MS
Chariot Run, Laconia, IN

★ DESIGNATED PUT/CALL PROPERTIES[2]

Indiana Grand Racing & Casino
Harrah's Hoosier Park
Caesars Forum Convention Center

★ DESIGNATED ROFR PROPERTIES[3]

Bally's Las Vegas
Flamingo Las Vegas
Paris Las Vegas
Planet Hollywood
The LINQ
Horseshoe Baltimore
Caesars Danville Development

VICI CONTINUES TO DIVERSIFY ITS RENT BASE

GEOGRAPHIC RENT DIVERSIFICATION

At Formation (2017)
Current
26%
Las Vegas
74%
Regional
31%
Las Vegas
69%
Regional

TENANT RENT DIVERSIFICATION

At Formation (2017)
Current
CAESARS
100%
JACK
Hard Rock
CENTURY CASINOS
PENN NATIONAL
5%
3%
2%
6%
83%
CAESARS

1. On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah's Louisiana Downs for $22 million to a third party; the proceeds shall be split approximately $5.5 million to VICI and approximately $16.5 million to Caesars. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition. The disposition is subject to customary closing conditions and regulatory approvals.
2. The put/call agreement on Harrah's Hoosier Park and Indiana Grand Racing & Casino (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024. The Caesars Forum Convention Center call right can be exercised between September 18, 2025 and December 31, 2026 and the put right can be exercised between January 1, 2024 and December 31, 2024 at 13.0x
3. With respect to the ROFR assets in Las Vegas, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be selected from one of the previous four plus the LINQ Hotel & Casino. Caesars does not have a contractual obligation to sell the properties subject to the ROFRs and will make independent financial decisions regarding whether to trigger the ROFRs. The exercise of the ROFR over Horseshoe Baltimore is subject to any consent required from applicable joint venture partners of Caesars, and Caesars will make an independent financial decision regarding whether to trigger the ROFR over Horseshoe Baltimore. As part of the Eastern Band of Cherokee Indian's announced acquisition of Caesars Southern Indiana from Caesars, the parties have agreed to negotiate a ROFR with us on the real property associated with the development of a new casino resort in Danville, Virginia, which is subject to the negotiation of definitive documentation and applicable regulatory and other governmental approvals.

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Casinos
Las Vegas—Destination Gaming
Caesars Palace Las Vegas	Las Vegas, NV	124	1,660	3,970	Las Vegas
Harrah’s Las Vegas	Las Vegas, NV	89	1,340	2,540	Las Vegas
San Francisco / Sacramento
Harvey’s Lake Tahoe	Lake Tahoe, NV	51	660	740	Regional
Harrah’s Lake Tahoe	Stateline, NV	54	830	510	Regional
Laughlin
Harrah’s Laughlin	Laughlin, NV	56	920	1,510	Regional
Philadelphia
Caesars Atlantic City	Atlantic City, NJ	113	2,280	1,140	Regional
Harrah’s Atlantic City	Atlantic City, NJ	156	2,220	2,590	Regional
Harrah’s Philadelphia	Chester, PA	111	2,380	N/A	Regional
Chicago
Horseshoe Hammond	Hammond, IN	117	2,290	N/A	Regional
Harrah’s Joliet (1)	Joliet, IL	39	1,130	200	Regional
Cincinnati
Hard Rock Cincinnati	Cincinnati, OH	100	1,900	N/A	Hard Rock Cincinnati
Cleveland
JACK Cleveland	Cleveland, OH	96	1,450	N/A	JACK Cleveland/Thistledown
JACK Thistledown Racino	North Randall, OH	57	1,480	N/A	JACK Cleveland/Thistledown
Dallas
Horseshoe Bossier City	Bossier City, LA	28	1,220	600	Regional
Margaritaville Resort Casino	Bossier City, LA	30	1,270	395	Margaritaville
Harrah’s Louisiana Downs	Bossier City, LA	12	820	N/A	Regional
Detroit
Greektown Casino Hotel	Detroit, MI	100	2,660	400	Greektown
Kansas City
Harrah’s North Kansas City	North Kansas City, MO	60	1,300	390	Regional
St. Louis
Century Cape Girardeau	Cape Girardeau, MO	42	860	N/A	Century Portfolio
Century Caruthersville	Caruthersville, MO	21	520	N/A	Century Portfolio
Pittsburgh
Mountaineer Casino Resort & Racetrack	New Cumberland, WV	72	1,180	357	Century Portfolio
Memphis
Horseshoe Tunica	Robinsonville, MS	63	1,130	510	Regional
Omaha
Harrah’s Council Bluffs	Council Bluffs, IA	21	570	250	Regional
Horseshoe Council Bluffs	Council Bluffs, IA	60	1,450	150	Regional
Nashville
Harrah’s Metropolis	Metropolis, IL	24	870	260	Regional
New Orleans
Harrah’s Gulf Coast	Biloxi, MS	31	800	500	Regional
Harrah’s New Orleans	New Orleans, LA	101	1,650	450	Regional
Louisville
Caesars Southern Indiana	Elizabeth, IN	74	1,290	500	Regional
Total Casinos	28	1,902	38,130	17,962

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement

Current Portfolio - Golf Courses
Las Vegas
Cascata Golf Course	Boulder City, NV	N/A	N/A	N/A	N/A
Rio Secco Golf Course	Henderson, NV	N/A	N/A	N/A	N/A
New Orleans
Grand Bear Golf Course	Saucier, MS	N/A	N/A	N/A	N/A
Louisville
Chariot Run Golf Course	Laconia, IN	N/A	N/A	N/A	N/A
Total Golf Courses	4	—	—	—
Total	32	1,902	38,130	17,962

Put/Call Properties
Indianapolis
Indiana Grand Racing & Casino	Anderson, IN	84	2,070	N/A	N/A
Harrah’s Hoosier Park	Shelbyville, IN	54	1,070	N/A	N/A
Las Vegas
Caesars Forum Convention Center	Las Vegas, NV	N/A	N/A	N/A	N/A
Total	3	138	3,140	—

(1) Owned by Harrah’s Joliet Landco LLC, a joint venture of which VICI PropCo is the 80% owner and the managing member.

Our Lease Agreements
We derive a substantial majority of our revenues from rental revenue from the Lease Agreements for our properties, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance. For an overview of the provisions of our Lease Agreements and the tenant capital expenditure requirements under our Lease Agreements refer to Note 5 - Real Estate Portfolio included in our Financial Statements within this Annual Report on Form 10-K.
Our Loan Agreements
Our loan portfolio includes three secured real estate mortgages that we have originated for strategic reasons, and may provide the potential to convert our investment into the ownership of certain of the underlying real estate in a future period. For an overview of the provisions of our loan agreements refer to Note 5 - Real Estate Portfolio included in our Financial Statements within this Annual Report on Form 10-K.
Our Embedded Growth Pipeline
We have entered into several right of first refusal and put-call agreements, which we believe provide the opportunity for significant embedded growth as we pursue our future strategic objectives. Each of the transactions contemplated by the following agreements remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
Las Vegas Strip Assets ROFR
Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars (the “Las Vegas Strip ROFR Agreement”) pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a sale of the real estate and operations (a “WholeCo sale”), to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second such asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets still unsold plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars with respect to any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
Centaur Properties Put-Call Agreement
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
Caesars Forum Put/Call Agreement
On September 18, 2020, concurrent with the entry into the Forum Convention Center Mortgage Loan, as further described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, we and a subsidiary of Caesars amended and restated the Amended and Restated Put-Call Right Agreement entered into on July 20, 2020 in connection with the consummation of the Eldorado Transaction (as further amended, the “A&R Convention Center Put-Call Agreement”) related to the Caesars Forum Convention Center. The A&R Convention Center Put-Call Agreement provides for

(i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
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
Horseshoe Baltimore ROFR
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
Our Golf Courses
We own and operate four championship golf courses located near certain of our properties, Rio Secco in Henderson, Nevada, Cascata in Boulder City, Nevada, Chariot Run in Laconia, Indiana and Grand Bear in Saucier, Mississippi. In addition, Rio Secco and Cascata are in close proximity to the Las Vegas Strip. These golf courses provide ancillary revenue pursuant to their operations and a golf course use agreement entered into with Caesars, as described below.
Golf Course Use Agreement
Pursuant to a golf course use agreement (as amended, the “Golf Course Use Agreement”), Caesars is granted specific rights and privileges to the golf courses, including (i) preferred access to tee times for guests of Caesars casinos and/or hotels located within the same markets as the golf courses, (ii) preferred rates for guests of Caesars casinos and/or hotels located within the same markets as the golf courses, and (iii) availability for golf tournaments and events at preferred rates and discounts. Payments under the Golf Course Use Agreement are currently comprised of an approximately $10.5 million annual membership fee, $3.2 million of use fees and $1.3 million of minimum rounds fees, subject to certain adjustments.
Our Relationship with Caesars
Caesars is a leading owner and operator of gaming, entertainment and leisure properties. Caesars maintains a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers. As of December 31, 2020, following the consummation of the Eldorado/Caesars Merger in July 2020, Caesars domestically operates 54 properties, consisting of 20 owned and operated properties, 5 properties that it manages on behalf of third parties, 20 properties that it leases from us and 9 properties that it leases from other third parties.
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

Caesars Guaranty
Caesars has executed guaranties with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements, (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements, and (iii) all monetary obligations under the Golf Course Use Agreement.
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
Under the Tax Matters Agreement, Caesars has agreed to indemnify us for taxes attributable to acts or omissions taken by Caesars and we have agreed to indemnify Caesars for taxes attributable to our acts or omissions, in each case that cause a failure of the transactions entered into as part of the Plan of Reorganization (as defined to qualify as tax-free under the code).
Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity firms, hedge funds, sovereign funds, lenders and other private investors. In addition, revenues from our properties are dependent on the ability of our tenants and operators, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment to compete with other gaming operators. The operators of our properties compete on a local and regional basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming, sports betting and other forms of gaming in the United States.
As a landlord, we compete in the real estate market with numerous developers, owners and acquirors of properties. Some of our competitors may be significantly larger, have greater financial resources and lower costs of capital than we have, have greater economies of scale and have greater name recognition than we do. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by national and local economic trends, including regional or localized impacts of the COVID-19 pandemic, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.
Human Capital Management
As of December 31, 2020, we employed approximately 147 employees, 93 of which are full-time. Of our total employees, 18 are employed at our Operating Partnership in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York. As of December 31, 2020, 43% of our directors, 50% of our corporate employees and 25% of our named executive officers were female. In addition, 14% of our directors and 33% of our corporate employees identified as a member of an ethnic and/or racial minority group. Our remaining 129 employees are employed at our TRS, VICI Golf, in support of our owned and operated golf courses. Our VICI Golf employees are located across our four golf course locations in Laconia, Indiana; Saucier, Mississippi; Henderson, Nevada; and Boulder City, Nevada.
In response to the COVID-19 pandemic, we shifted our corporate operations in New York to a remote working policy to provide maximum flexibility to our employees in dealing with the unprecedented uncertainty of the pandemic. Our golf courses generally ceased operations in mid-March 2020 by order of applicable state and/or local authorities, during which time we continued to provide full pay and benefits to our VICI Golf team members until the reopening of the courses in early May 2020.

We are committed to creating and sustaining a positive work environment and corporate culture that fosters diversity and inclusion, and employee engagement, through the instillation of our core values, as well as competitive benefit programs, training and internal development opportunities, tuition reimbursement, and community service events. To assist in fulfilling that commitment, we measure our organizational culture, degree of inclusion and employee engagement through independent third-party surveys, which provide management with insights regarding key issues and priorities to maintain and improve the health, well-being and satisfaction of our employees.
We offer a comprehensive, industry-standard employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements, and access to an employee assistance program. In response to feedback from our 2019 employee engagement survey, we enhanced existing benefits to be responsive to our employee feedback, and continue to explore additional opportunities to meaningfully enhance employee benefits.
We invest in employee education, training and development by conducting regular training programs to educate and advance our employees’ understanding of concepts relevant to our business, as well as with respect to issues such as diversity and harassment and other matters outlined in our Code of Business Conduct. In order to support our commitment to maintaining a diverse and inclusive workplace, we have begun to augment our existing training program in the coming year to include additional content, such as implicit/unconscious bias training. We also encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible tuition reimbursement policy.
Our management and Board of Directors have reviewed our diversity and inclusion efforts, including our formation of a diversity and inclusion task force, an evaluation of our demographic representation, hiring and recruitment policies, and establishment of a framework that we believe will enable us to make progress with respect to a number of key areas, including hiring and recruitment policies and procedures, employee training and development, and expanded monitoring and reporting with respect to diversity and inclusion. We report to the Board of Directors on a regular basis with respect to these efforts.
Governmental Regulation and Licensing
The ownership, operation and management of gaming and racing facilities are subject to pervasive regulation. Each of our gaming and racing facilities is subject to regulation under the laws, rules, and regulations of the jurisdiction in which it is located. Gaming laws and regulations generally require gaming industry participants to:
•ensure that unsuitable individuals and organizations have no role in gaming operations;
•establish and maintain responsible accounting practices and procedures;
•maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
•maintain systems for reliable record keeping;
•file periodic reports with gaming regulators; and
•ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arm’s length transactions.
Gaming laws and regulations primarily impact our business in two respects: (1) our ownership of land and buildings in which gaming activities are operated by our tenants; and (2) the operations of our tenants as operators in the gaming industry. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require us and our affiliates to apply for and maintain a license as a key business entity or supplier because of our status as landlord.
Our business and the businesses of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment are also subject to various Federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, labor and employees, health care, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Violations of Gaming Laws
If we, our subsidiaries or the tenants of our properties violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. Further, a supervisor or conservator can be appointed by gaming authorities to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable jurisdictions. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Finally, the loss of our gaming licenses could result in an event of default under certain of our indebtedness, and cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. As a result, violations by us of applicable gaming laws could have a material adverse effect on us.
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
Insurance
The Lease Agreements require the tenants to maintain, with financially sound and reputable insurance companies (and in certain cases subject to the right of the tenants to self-insure), insurance (subject to customary deductibles and retentions) in such amounts and against such risks as are customarily maintained by similarly situated companies engaged in the same or similar businesses operating in the same or similar locations. The Lease Agreements generally provide that the amount and type of insurance that the tenants have in effect as of the commencement of the leases will satisfy for all purposes the requirements to insure the properties. However, such insurance coverage may not be sufficient to fully cover our losses.
Environmental Matters
Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of the properties we own utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. The Lease Agreements generally obligate our tenants to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.
Pursuant to Federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.
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

Sustainability
We continue to focus on developing our efforts relative to implementing and reporting on environmental sustainability efforts at our properties. We have implemented tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties and to gather environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio. Our existing leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including over the implementation of environmental sustainability initiatives consistent with their business strategies and our revenue objectives, and do not permit us to require the collection or reporting of environmental sustainability data. Although not contractually required, in 2019 and 2020, certain of our tenants reported to us on LEED certification, water and energy use, emissions and waste diversion. In addition, we have implemented recording and reporting protocols at our owned and operated golf courses in order to monitor our environmental impact at those properties and commence our process towards setting long-term sustainability targets. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars Palace, Harrah’s, Harvey’s, Horseshoe, Greektown, JACK, Hard Rock, Century and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, we are reliant on these parties to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a new brand.
Investment Policies
Investment in Real Estate or Interests in Real Estate
Our investment objectives are to increase cash flow from operations, achieve sustainable long-term growth and maximize stockholder value to allow for stable dividends and stock appreciation. We have not established a specific policy regarding the relative priority of these investment objectives.
Our business is focused primarily on gaming and leisure sector properties and activities directly related thereto. In spite of the more limited acquisition and investment opportunities due to the current impact of the COVID-19 pandemic, we believe there are potential opportunities to acquire or invest in additional gaming, hospitality and entertainment assets. Our future investment activities will not be limited to any geographic area or to a specific percentage of our assets. We intend to engage in such future investment activities in a manner that is consistent with our qualification as a REIT for U.S. Federal income tax purposes. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including our Operating Partnership. We may also pursue opportunities to provide mortgage financing, preferred equity investments or other forms of financing for investment in certain situations where such structure significantly replicates the economics of our leases, provides for strategic growth opportunities and/or partnerships, and may provide the potential to convert our investment into the ownership of the underlying real estate in a future period.
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
Investments in Real Estate Debt
We have made, and may continue to make, investments in mortgages or other forms of real estate-related debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments; provided, in each case, that such investment is consistent with our qualification as a REIT. These investments are generally made for strategic purposes including (i) the potential to convert our investment into the ownership of the underlying real estate in a future period, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments and (iii) the ability to make initial investments in experiential asset classes outside of gaming with the goal of increasing our investment activity in these asset classes over time. Investments in real estate-related debt run the risk that a borrower may default under certain provisions governing the debt investment and that the collateral securing the investment may not be sufficient to enable us to recover our full investment.
Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers
We may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, subject to the asset tests and gross income tests necessary for REIT qualification. We do not currently have any policy limiting the types of entities in which we may invest or the proportion of assets to be so invested, whether through acquisition of an entity’s common stock, limited liability or partnership interests, interests in another REIT or entry into a joint venture. We have no current plans to make additional investments in entities that are not engaged in real estate activities. Our investment objectives are to maximize the cash flow of our investments, acquire investments with growth potential and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of these investment objectives.
Investments in Short-term Commercial Paper and Discount Notes
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises, including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days.
Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be, subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors. If these limits are relaxed, we could potentially become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements that could adversely affect our financial condition, liquidity and results of operations and our ability to make distributions to our stockholders. To the extent that our board of directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under our Revolving Credit Facility, issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. Federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.
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
Our principal executive offices are located at 535 Madison Avenue, 20th Floor, New York, New York 10022 and our main telephone number at that location is (646) 949-4631. Our website address is www.viciproperties.com. None of the information on, or accessible through, our website or any other website identified herein is incorporated in, or constitutes a part of, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our, and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impact our business and financial condition, will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, the availability, distribution and efficacy of one or more approved vaccines, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including various state governments and/or regulatory authorities issuing directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders that have resulted and may result in the temporary closure of our tenants’ operations at our properties, the ability of our tenants to successfully operate their businesses following the reopening of their respective facilities, including the costs of complying with regulatory requirements necessary to keep the facilities open, including compliance with restrictions and reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their Lease Agreements with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. In addition, changes and instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic have negatively impacted consumer discretionary spending and travel and may continue to do so, which could have a material adverse effect on our tenants’ businesses. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:
•the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us;
•our borrowers’ ability to repay their outstanding loan obligations to us;
•our dependence on the gaming industry;
•our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes;
•the impact of extensive regulation from gaming and other regulatory authorities;
•the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties;

•the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases;
•restrictions on our ability to sell our properties subject to the Lease Agreements;
•Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s historical results may not be a reliable indicator of their future results;
•our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness;
•our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows;
•the possibility that our pending transactions may not be completed or that completion may be unduly delayed;
•the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions;
•the effects of our recently completed and pending transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans;
•the impact of changes to the U.S. Federal income tax laws;
•the possibility of foreclosure on our properties if we are unable to meet required debt service payments;
•the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties;
•the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events;
•the loss of the services of key personnel;
•the inability to attract, retain and motivate employees;
•the costs and liabilities associated with environmental compliance;
•failure to establish and maintain an effective system of integrated internal controls;
•our inability to maintain our qualification for taxation as a REIT;
•our reliance on distributions received from the Operating Partnership to make distributions to our stockholders;
•the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future;
•our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time;
•competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us;
•and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.
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
Risks Related to Our Business and Operations
The COVID-19 pandemic has adversely impacted our tenants’ operations and financial performance, as well as global and U.S. economic activity and market performance, which could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects.
Since being initially reported in December 2019, the outbreak of COVID-19 has spread globally and created considerable health risks in the United States and around the world, resulting in severely adversely impacted global, national and regional economic activity, and has contributed to significant volatility and negative pressure in financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. federal government declared a national emergency concerning the COVID-19 outbreak. Several countries, including the United States, took steps to restrict air travel, and many state and local governments have instituted and continue to impose additional measures, including quarantines, states of emergency, mandatory business and school closures, “shelter-at-home” and similar orders and other restrictions on travel and large gatherings, as well as initiatives such as “social distancing” guidelines. In connection with these actions, state governments and/or regulatory authorities issued various directives, mandates, orders or similar actions that resulted in the closure of non-essential businesses, which included substantially all of our tenants’ operations, including at our properties, as well as our golf courses. While such governmental and regulatory measures have in many jurisdictions been lifted or modified, resulting in the reopening of most of our tenants’ operations at our properties, there can be no assurance that such restrictions will not be reinstated, new restrictions will not be imposed or closures required as a result of an increase in COVID-19 infections, or that other developments will not take place that would further limit our tenants’ operations, including at our properties.
In addition, our tenants have experienced a substantial number of cancellations and reductions in future events and reservations in connection with the uncertain duration of the COVID-19 pandemic and business closures. Following the reopening of our tenants’ businesses, they faced, and continue to face, additional challenges with respect to restoring business activity, operations and financial performance to pre-pandemic levels, in particular as a result of changes in customer engagement. This reduced business activity has, and possible future closures may continue to, adversely affect our tenants’ financial performance, and such impact could be material to us depending on the ultimate duration of the pandemic and operational restrictions affecting our tenants’ ability to restore business activity and operations to pre-pandemic levels. These closures, operational restrictions and reduced business activity could also materially and adversely affect our tenants’ ability to meet their respective financial obligations going forward, including their obligations under our leases to pay us rent and make capital expenditures, which could have a material adverse effect on our business, results of operations and liquidity. Although all of our tenants have fulfilled their rent obligations in full through February, we cannot predict with confidence future developments with respect to our tenants’ operations at our properties, including the potential for further closures or restrictions, or if and when they will return to pre-pandemic performance levels. As the duration of the pandemic and operational restrictions lengthens, our tenants’ liquidity positions may become more stressed which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications to such obligations. Any such modifications to our tenants’ obligations to us under our leases may have an adverse effect on our business. Even if our tenants are able to fulfill their obligations to us, their inability to meet their financial obligations to their creditors or other counterparties could also have a material adverse effect on our business. The financial impact of the COVID-19 pandemic, including a failure of any of our tenants to make full rental payments, or any other default by our tenants, under our Lease Agreements, could also negatively impact our or our tenants’ future compliance with financial covenants of existing and any future credit facilities and indebtedness, and result in a default and potentially an acceleration event, which non-compliance could negatively impact our or our tenants’ ability to make additional borrowings, including borrowings under our Revolving Credit Facility, issue additional indebtedness and otherwise operate our respective businesses.
Furthermore, the outbreak has triggered an economic contraction in the United States and a material global economic slowdown, which many experts predict may continue well beyond the lifting of governmental restrictions related to COVID-19 and result in changes to consumer behavior or other detrimental effects, thereby negatively affecting an economic recovery in the gaming sector. Any sustained economic slowdown, contraction or recession, or the impact thereof, such as through decreased rates of employment or broader changes in consumer behavior, may further materially and adversely affect our tenants’ financial performance and ability to meet such obligations. We cannot predict with confidence when applicable government or regulatory orders, or travel and other restrictions, including orders and restrictions re-imposed in connection with the increase in the COVID-19 infection rate in the fourth quarter of 2020, will end or whether and on what timeline our tenants’ performance will improve or return to pre-pandemic levels. In addition, due to the current volatility in the debt and equity markets, we may be unable to obtain financing for future acquisitions on satisfactory terms, or at all. Continuing disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to debt and equity capital in order to fund business operations, if necessary, or address maturing liabilities on a timely basis, as well as our tenants’ ability to fund their business operations, meet their obligations to us, and secure financing for any future or pending transactions.
The full extent to which our business and results of operations will ultimately be affected by the COVID-19 pandemic and resulting economic slowdown, contraction or recession, and the extent to which such factors continue to adversely affect our tenants, will largely depend on future developments, including the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution and efficacy of one or more vaccines, new or mutated strains of COVID-19 or a similar virus (including vaccine-resistant strains), and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties remain restricted or whether the properties are required to partially or fully close again in the future, and our tenants’ financial performance during such closure and following reopening. In addition, new information may continue to emerge concerning the COVID-19 pandemic, such as the availability, distribution and efficacy of one or more vaccines, new or mutated strains of COVID-19 or a similar virus (including vaccine-resistant strains), other actions required to be undertaken to contain the COVID-19 pandemic or address its future impact, the response of the U.S. and global economies and the short- and long-term impact of the COVID-19 pandemic on our tenants’ operations at our properties, which could further materially and adversely impact our business and results and operations.
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
The COVID-19 pandemic has had a severe and unprecedented impact on the gaming industry. Measures implemented to prevent its spread, including mandatory closure of non-essential businesses and government-imposed restrictions on travel and social gatherings, have had a significant adverse effect on the gaming industry. As a result of these measures, gaming facilities throughout the United States, including all of our tenants’ facilities at our properties, were temporarily closed, although such measures have in many jurisdictions been lifted or modified, resulting in the resumption of our tenants’ operations at our properties, although in many cases at reduced levels. During this period, many gaming companies face additional financial uncertainty or are generating substantially reduced revenue and have sought or taken measures intended to maintain liquidity and solvency, including employee furloughs and layoffs, reduced operating and capital expenditure budgets, and contractual relief or other accommodations with creditors, lenders and other counterparties. There is no guarantee that existing government-imposed restrictions on travel and social gatherings will be lifted in the near term, that additional government-imposed restrictions will not be implemented, or that previous restrictions that were lifted or modified, will not be reinstated. Moreover, the ultimate impact of the COVID-19 pandemic on the gaming industry, the timing and extent of government-imposed restrictions and the performance of gaming facilities is highly uncertain and cannot be predicted with confidence.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, such as casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. Long-term impacts of the COVID-19 pandemic, such as decreases in discretionary spending or changing consumer preferences brought about by instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic, could have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming industry. Because we are dependent on the gaming industry, the immediate and long-term effects of the COVID-19 pandemic on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

We are and will always be significantly dependent on our tenants for our revenues, and unless or until we substantially diversify our portfolio an event that has a material adverse effect on any of our tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Currently, a substantial majority of our revenue comes from our leases with subsidiaries of Caesars, Penn National, Hard Rock, JACK Entertainment and Century Casinos, with the most significant percentage of our revenues coming from Caesars. Because the leases are triple-net leases, in addition to the rent these tenants will owe us, we will depend on these tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that our tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and lease and other payments due to us or others. In addition, Caesars relies on our properties, the Caesars Forum Convention Center and their other operations to satisfy their payment obligations under the Forum Convention Center Mortgage Loan. As a result of the COVID-19 pandemic, state governments and/or regulatory authorities issued various directives, mandates, orders or similar actions resulting in the closure of non-essential businesses, which included substantially all of our tenants’ operations, including at our properties and the Caesars Forum Convention Center. Although such measures have generally been lifted or modified, there is significant uncertainty regarding whether and to what extent similar measures will be reinstated, limiting our tenants’ ability to operate their businesses, including at our properties. If income at these properties were to decline for any reason, including as a result of the COVID-19 pandemic, or if a tenant’s debt service requirements were to increase or if their creditworthiness were to become impaired for any reason, a tenant or the applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
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
Due to our dependence on rental and other payments from our tenants as our primary source of revenue, we may be limited in our ability to enforce our rights under the leases or other agreements with our tenants or terminate such other agreements or, due to our master lease structure, certain leases with respect to any particular property. Failure by our significant tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable ground lease, requiring us to find another tenant for such property, to the extent possible, and there could be a decrease or cessation of rental payments by such tenants, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us.
Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
Our properties on the Las Vegas Strip generated approximately 30% of our lease revenue for the year ended December 31, 2020. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas, including the impact of measures implemented to address the COVID-19 pandemic, can adversely affect the business of our tenants. We cannot control the number or frequency of flights to or from Las Vegas, but our largest tenant, Caesars, relies on air traffic for a significant portion of their visitors to these properties. Reductions in flights by major airlines as a result of higher fuel prices or lower demand, including as a result of the COVID-19 pandemic, can impact the number of visitors to our properties.

Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties on the Las Vegas Strip reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Additionally, travel from Southern California to our properties on the Las Vegas Strip may have been affected by the stay at home order announced by the Governor of the State of California in December 2020 in response to increased COVID-19 infection rates and there can be no assurance that additional stay-at-home or similar orders will not be implemented by the State of California or other states. Moreover, due to the importance of our two properties on the Las Vegas Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, including as a result of climate change, should such developments occur in or nearby Las Vegas. In addition, a material adverse impact on Caesars, even unrelated to the company’s operations in Las Vegas, that negatively affects Caesars’ financial condition, could materially and adversely affect us, given our reliance on their performance as tenants in our properties on the Las Vegas Strip.
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
Caesars, which is our largest tenant, is obligated to pay us in the aggregate approximately $6.2 billion in fixed annual rents under the Caesars Lease Agreements, payments under the Forum Convention Center Mortgage Loan and golf course membership fees under the Golf Course Use Agreement over the next five years under the applicable agreements, subject to certain escalators and adjustments. If Caesars’ businesses and properties fail to generate sufficient earnings, Caesars may be unable to satisfy its (or its subsidiaries’) obligations under the Caesars Lease Agreements, the Forum Convention Center Mortgage Loan, the Golf Course Use Agreement and the related guarantees. Additionally, these obligations may limit their ability to make investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and ability to satisfy their obligations to us.
In addition, prior to the Eldorado/Caesars Merger Caesars publicly disclosed that it expects to achieve synergies as a result of the Eldorado/Caesars Merger. As a result of the COVID-19 pandemic or otherwise, Caesars may be unable to achieve such synergies during the time period that it expects to do so, or at all, and a failure to achieve these synergies may adversely affect Caesars, including its creditworthiness, and impair its ability to meet its obligations to us. Moreover, given Caesars’ significance to our business, a failure on the part of Caesars to realize expected synergies and any related improvement to its creditworthiness, or any deterioration of its creditworthiness, could materially and adversely affect us, even in the absence of a default under our agreements with Caesars.
Subsidiaries of Caesars are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements and the Forum Convention Center Mortgage Loan which could adversely affect Caesars’ ability to fund its operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes and its ability to satisfy its payment obligations to us under the Lease Agreements, the Forum Convention Center Mortgage Loan and the related guarantees.
Subsidiaries of Caesars are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, the Caesars Lease Agreements. See Item 1 “Business-Our Lease Agreement-Caesars Lease Agreements-Overview” and Item 1 “Business-Our Relationship with Caesars.” As a result of this commitment, Caesars’ ability to fund its operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, which could adversely affect the ability of the applicable tenants to satisfy their obligations to us under the Caesars Lease Agreements and the ability of Caesars to satisfy its obligations to us under the related guarantees.
In addition, during the initial seven years of the Caesars Lease Agreements, the annual rent escalations under the Caesars Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Caesars Lease Agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Caesars Lease Agreements will comprise a higher percentage of the cash flows generated by the subsidiaries of Caesars, which could make it more difficult for the applicable subsidiaries to meet their payment obligations to us under the Caesars Lease Agreements and ultimately could adversely affect the applicable guarantor’s ability to satisfy their respective obligations to us under the related guarantees.

Caesars’ indebtedness and the fact that a significant portion of its cash flow is used to make interest payments could adversely affect its ability to satisfy its obligations under the Caesars Lease Agreements and the Forum Convention Center Mortgage Loan.
As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, Caesars’ consolidated estimated debt service (including principal and interest) for 2021 will be approximately $917.0 million and $19.2 billion thereafter to maturity. As a result, a significant portion of Caesars’ liquidity needs are for debt service, including significant interest payments. Such substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could limit the ability of the applicable tenants and borrower to satisfy their respective obligations to us under the Lease Agreements and the Forum Convention Center Mortgage Loan and the ability of Caesars to satisfy its obligations under the related guarantees.
We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As the landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, including the immediate and long-term effects of the COVID-19 pandemic. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Lease Agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and such effect could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the United States and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming or legislative changes. As competing properties and new markets are opened, we may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, the impact of, and recovery following, the COVID-19 pandemic, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows.
We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
The ownership, operation, and management of gaming and racing facilities are subject to extensive regulation by one or more gaming authorities in each applicable jurisdiction where gaming and racing facilities are permitted. These gaming and racing regulations impact our gaming and racing tenants and persons associated with our gaming and racing facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities in the jurisdictions in which we hold properties may require us and/or our affiliates to maintain a license as a principal, key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our stockholders, officers and directors may be required to be found suitable as well. Regulatory authorities also have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the gaming or other licenses of our tenants, impose substantial fines or take other actions, any one of which could adversely impact the business, financial condition and results of operations of our tenants. In addition, in many jurisdictions, licenses are granted for limited durations and require renewal from time to time.
In many jurisdictions, gaming laws can require certain of our stockholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether a stockholder is required to file an application and whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:
•pay that person any distribution or interest upon any of our securities;
•allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her securities, including, if necessary, the immediate redemption of such securities in accordance with our charter.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5% of a publicly-traded company, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification, licensure or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s securities for passive investment purposes only. Our outstanding shares of capital stock are held subject to applicable gaming laws. Any person owning or controlling at least 5% of the outstanding shares of any class of our capital stock is required to promptly notify us of such person’s identity and apply for qualification, licensure, finding of suitability, or an institutional investor waiver, as applicable. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest.
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
Additionally, because we and our tenants are subject to regulation in numerous jurisdictions, and because regulatory agencies within each jurisdiction review compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. The loss of gaming licenses by our tenants could result in the cessation of operations at one or more of the facilities we lease to such tenants. The loss of gaming licenses by us could result in an event of default under certain of our indebtedness, and cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements.
Finally, substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to, and in some cases approved by, gaming authorities in advance of the transaction, which may include a public offering of certain securities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise may be subject to receipt of prior approval of certain gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries (and certain of our affiliates) must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Failure to satisfy the stringent licensing standards may preclude entities from acquiring an ownership or a controlling interest in us or one of our subsidiaries (and certain of our affiliates) and/or require the entities to divest such interest.
Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of other pending transactions, which could result in periods in which we are unable to receive rent for such properties or otherwise realize the benefits of such transactions, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Our tenants are (and any future tenants of our gaming properties will be) required to be licensed under applicable law in order to operate any of our properties as gaming facilities. If the Lease Agreements, or any future lease agreement we enter into, are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Lease Agreements or future lease agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. In addition, given the highly regulated nature of the gaming industry, any future transactions we enter into are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a pending transaction (including with respect to the future entry into a new lease agreement) is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction.
Tenants may choose not to renew the Lease Agreements.
We enter into long-term lease agreements with our tenants, consisting of an initial lease term with the potential for the tenant to extend for multiple additional terms, which may be subject to additional terms and conditions. For example, each of the Caesars Lease Agreements have an initial lease term of 15 years with the potential for up to four additional five-year term extensions thereafter (with the initial lease term under each of the Caesars Lease Agreements extended in connection with the Eldorado Transaction to expire in July 2035). With respect to the properties under the Regional Master Lease Agreement, the aggregate lease term, including renewals, may be cutback to the extent it would otherwise exceed 80% of the remaining useful life of the applicable leased property, solely at the option of the tenants. At the expiration of the initial lease term or of any additional renewal term thereafter, our tenants may choose not to renew the applicable Lease Agreement. If a Lease Agreement expires without renewal and we are not able to find suitable, credit-worthy tenants to replace the previous tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. In particular with respect to the coterminous nature of the Caesars Lease Agreements, this risk would be exacerbated if Caesars elected not to renew all such lease agreements at any one time.
Net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders.
All of our rental revenue and a substantial majority of our total revenue is generated from the Lease Agreements, which are triple-net leases, and provide greater flexibility to the respective tenants related to the use of the applicable leased property than would be the case with ordinary property leases, such as the right to freely sublease portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into a net lease.
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
If Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes the CPLV Additional Rent Acquisition or the HLV Additional Rent Acquisition as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition could either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other affiliates of Caesars and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars, Harrah’s, Harvey’s, Horseshoe, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as we may not enjoy comparable recognition or status under a new brand. A transition of management away from a Caesars, Penn National, Hard Rock, Century Casinos, or JACK Entertainment entity could also have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2020, we had approximately $6.9 billion in long-term indebtedness, consisting of:
•$2.1 billion of total indebtedness outstanding under our Term Loan B Facility;
•$750.0 million of outstanding 2025 Notes;
•$1.25 billion of outstanding 2026 Notes;
•$750.0 million of outstanding 2027 Notes;
•$1.0 billion of outstanding 2029 Notes; and
•$1.0 billion of outstanding 2030 Notes.
As of December 31, 2020, we also have $1.0 billion of available capacity to borrow under our Revolving Credit Facility.
Our Term Loan B and Revolving Credit Facility are collateralized by substantially all of our properties. Payments of principal and interest under this indebtedness, or any other instruments governing debt we may incur in the future, may leave us with insufficient cash resources to pursue our business and growth strategies or to pay the distributions currently contemplated or necessary to qualify or maintain qualification as a REIT. Our substantial outstanding indebtedness or future indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•our vulnerability to adverse economic, industry or competitive developments, including as a result of COVID-19, may be increased;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities, including exercising our rights of first refusal and call rights described herein, or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties if permitted under the Lease Agreements, possibly on disadvantageous terms or at a loss;
•the ability of the Operating Partnership to distribute cash to us may be limited or prohibited, which would materially and adversely affect our ability to make distributions on our common stock;
•we may fail to comply with the payment and restrictive covenants in our loan documents, which would entitle the lenders to accelerate payment of outstanding loans and foreclose on any properties servicing such loans; and
•we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk.
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
We will have future capital needs and may not be able to obtain additional financing on favorable terms, if at all.
We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired assets or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business and growth strategies. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational and financial flexibility. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash flows from what they otherwise would have been.
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
A rise in interest rates may increase our overall interest rate expense and have an adverse impact on our ability to pay distributions to our stockholders. The risk presented by holding variable rate indebtedness can be managed or mitigated by utilizing interest rate protection products. Although we currently use such products with respect to a portion of our indebtedness, there is no assurance that we will utilize any of these products effectively, will use such products in the future, or that such products will be available to us. In addition, in the event of a rise in interest rates, new debt, whether fixed or variable, is likely to be more expensive, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates.
Further, the dividend yield on our common stock (i.e., the annualized distributions per share of our common stock as a percentage of the market price per share of our common stock), will influence the market price of such common stock. Thus, an increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could also cause the market price of shares of our common stock to decline.
We have engaged and may engage in hedging transactions that may limit gains or result in losses.
We use derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2020, we had in place six interest rate swap agreements with third party financial institutions having an aggregate notional amount of $2.0 billion. Subsequent to year end, on January 22, 2021, two of our interest rate swaps with a notional balance of $500.0 million matured and, as a result, as of the date of this Form 10-K, $1.5 billion of our total indebtedness was hedged. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

We may not be able to purchase the properties subject to the A&R Convention Center Put-Call Agreement, the Centaur Properties Put-Call Agreement, the Las Vegas Strip Assets ROFR Agreement or the Horseshoe Baltimore ROFR Agreement if we are unable to obtain additional financing. In addition, we may be forced to dispose of Harrah’s Las Vegas to Caesars, possibly on disadvantageous terms.
Pursuant to the A&R Convention Center Put-Call Agreement, the Centaur Properties Put-Call Agreement, the Las Vegas Strip Assets ROFR Agreement and the Horseshoe Baltimore ROFR Agreement, we have certain rights to purchase the properties subject to these agreements, subject to the terms and conditions included in each agreement with respect to each property. In order to exercise these rights and any similar rights we obtain in the future or to fulfill our obligations with respect to certain put rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties, including the Caesars Forum Convention Center, or to fulfill our obligations with respect to certain put rights. Even if financing with acceptable terms is available to us, there can be no assurance that we will exercise any of these rights. Further, each of the transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
The A&R Convention Center Put-Call Agreement also provides that if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close, under certain circumstances, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars. Such a sale may be at disadvantageous terms and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the Lease Agreements, the related guarantees or loan agreements and material losses to us.
We are subject to the credit risk of our tenants and borrowers. We cannot assure you that our tenants and borrowers will not default on their obligations and fail to make payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the gaming industry, including the COVID-19 pandemic, may affect our tenants’ and borrowers’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants and borrowers to be unable to meet their financial obligations, including making rental or loan payments to us, as applicable, which may result in their bankruptcy or insolvency. In addition, in the event of a bankruptcy of our tenants, borrowers or their respective guarantors, any claim for damages under the applicable lease, loan agreement or guarantee may not be paid in full. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Furthermore, with respect to the Caesars Lease Agreements, although the tenants’ performance and payments are guaranteed by Caesars, a default by the applicable tenant under the Caesars Lease Agreements, or by Caesars with regard to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the Caesars Lease Agreements. In event of such a bankruptcy, there can be no assurances that the tenants or Caesars would assume the Caesars Lease Agreements or the related guarantees, and if the Caesars Lease Agreements or guarantees were rejected, the tenant or Caesars, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms.
Our pursuit of investments in, and acquisitions of, additional properties may be unsuccessful or fail to meet our expectations.
We intend to continue to pursue acquisitions of additional properties and seek acquisitions, investments and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and, to the extent applicable, in combining our operations if such a transaction is completed.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources, access to capital and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.
Investments in and acquisitions of gaming properties and other experiential properties entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or the operator or manager will underperform.
Further, even if we were able to acquire or invest in additional properties in the future, there is no guarantee that such properties would be able to maintain their historical performance, which may prevent the ability of our tenants to pay the partial or total amount of the required lease payments under the respective Lease Agreements or our borrowers to fulfill their payment obligations under the applicable agreement. In addition, our financing of these acquisitions and investments could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing stockholders. In addition, we cannot assure you that we will be successful in implementing our business and growth strategies or that any expansion will improve operating results. The failure to identify and acquire or invest in new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders.
We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject to the terms of the Lease Agreements. For example, in 2020 we, together with Caesars, sold Harrah’s Reno and Bally’s Atlantic City and entered into definitive agreements to sell Harrah’s Louisiana Downs. These sales or divestitures could affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with financial covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions at the time and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts.
Our properties and the properties securing our loans are subject to risks from natural disasters such as earthquakes, hurricanes, severe weather and terrorism.
Our properties, and our borrowers’ properties secured as collateral, including the Caesars Forum Convention Center, are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casinos, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake could damage or destroy our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate could adversely affect the business and financial results at our properties. Although the tenants and borrowers, as applicable, are required to maintain both property and business interruption insurance coverage, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or our tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters. While the Lease Agreements and loan agreements require, and new lease agreements and loan agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants and borrowers, as applicable, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.
Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties or collateral and might adversely affect the value of an investment in our common stock. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties to suitable, credit-worthy tenants at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our results of operations and cash flows. To the extent that any of our tenants or borrowers are affected by future terrorist attacks or violence, its business similarly could be adversely affected, including the ability of our tenants or borrowers to continue to meet their obligations to us. These events might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.
In addition, the Regional Master Lease Agreement and the Las Vegas Master Lease Agreement allow the tenant to remove a property from such lease agreement, and each of our other Lease Agreements may be terminated by the applicable tenant if: (i) a casualty event occurs (a) in the case of the Caesars Lease Agreements, during the final two years of the term and (b) in the case of the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and the JACK Cleveland/Thistledown Lease Agreement, the final year of the term, and (ii) the cost to rebuild or restore the applicable property in connection with a casualty event exceeds 25% (or, in the case of the Century Portfolio Lease Agreement, 50%) of such property’s total property fair market value. Similarly, if a condemnation event occurs that renders a facility unsuitable for its primary intended use, the applicable tenants may remove the property from the Regional Master Lease Agreement and may terminate the Las Vegas Master Lease Agreement, the Joliet Lease Agreement, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement or the JACK Cleveland/Thistledown Lease Agreement, as the case may be. The Penn National Lease Agreements allows the tenants to terminate their respective leases during the final year of the lease term if 50% or more of the square feet of the improvements are destroyed by a casualty event such that the improvements are rendered substantially untenantable. If a condemnation event occurs that renders Margaritaville or Greektown reasonably uneconomical for the operation of the improvements thereon on a commercially practicable basis for their permitted use as rentable facilities capable of producing a fair and reasonable net income therefrom, the tenant may terminate the Margaritaville Lease Agreement or the Greektown Lease Agreement, respectively. If a property is removed from the Regional Master Lease Agreement or if the Las Vegas Master Lease Agreement, the Joliet Lease Agreement, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement or the JACK Thistledown/Cleveland Lease Agreement, as the case may be, is terminated, we will lose the rent associated with the related facility, which would have a negative impact on our financial results. In this event, following termination of the lease of a property, even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all.
Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.
Due to changes in, among other things, applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Although the Lease Agreements require our tenants to pay for and ensure continued compliance with applicable law, there is no assurance that future leases will be negotiated on the same basis or that our tenants will make any changes required by the terms of the Lease Agreements and/or any future leases we may enter into. In addition, such changes may limit a tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If a tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements or similar agreements.
Many of the properties that we own or that serve as collateral under our loan agreements are, and properties that we may acquire or lend against in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease space to third parties, enforce our rights as a lender and otherwise realize additional value from these properties. Such property restrictions could include the following: limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect us.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our chief executive officer, our president and chief operating officer, our chief financial officer and our general counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. In addition, the appointment or replacement of certain key members of our executive management team is subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we are subject to various Federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage most of our properties, as they are subject to triple-net leases, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release, and to preserve claims for damages. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.
Although under the Lease Agreements the tenants are required to indemnify us for certain environmental liabilities, including environmental liabilities it causes, the amount of such liabilities could exceed the financial ability of the applicable tenants or guarantors to indemnify us. In addition, the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease our properties or to borrow using our properties as collateral.
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
Climate change, including rising sea levels, extreme weather and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. For example, we own a number of assets in low-lying areas close to sea level, making those assets susceptible to damage or other negative effects resulting from a rise in sea level. If sea levels were to rise, we may incur material costs to protect such low-lying assets (to the extent not covered by our tenants under the terms of our leases) or may sustain damage, a decrease in value or total loss of such assets.
In addition, climate change may result in reduced economic activity in these areas, which could harm the operations of our tenants and reduce the demand at our properties, which could reduce the rent payable to us under our triple-net leases and make it difficult for us to renew or re-lease our properties on favorable lease terms, or at all. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Any of the above could have a material and adverse effect on us.

If our separation from CEOC, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. Federal income tax purposes, CEOC could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CEOC for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
The IRS issued a private letter ruling with respect to certain issues relevant to our separation from CEOC, including relating to the separation and certain related transactions as tax-free for U.S. Federal income tax purposes under certain provisions of the Code. The IRS ruling does not address certain requirements for tax-free treatment of the separation. CEOC received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS did not rule, such requirements should be satisfied. The IRS ruling and the tax opinion that CEOC received relied on (among other things) certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the IRS ruling, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
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
Changes to the U.S. Federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.
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
Changes to the U.S. federal income tax laws could have a material and adverse effect on us. For example, certain changes in law pursuant to the law known as the Tax Cuts and Jobs Act could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:
•reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;
•permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and
•limiting the deductibility of interest expense, which could increase the distribution requirement of REITs (though REITs can generally elect out of the limitation).
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

In addition, subject to certain exceptions, rents received or accrued by us from any tenant (or affiliated tenants) will not be treated as qualifying rent for purposes of these requirements if we (or an actual or constructive owner of 10% or more of our stock) actually or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. Our charter provides restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from tenants will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
If we are required to make a purging distribution, we may pay such purging distribution in a combination of common stock and cash.
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
The U.S. Federal income tax treatment of the cash that we might receive from cash settlement of the June 2020 Forward Sale Agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.
In the event that we elect to settle the June 2020 Forward Sale Agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the forward purchasers. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether the June 2020 Forward Sale Agreement qualifies as a “securities futures contract,” the U.S. Federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of the June 2020 Forward Sale Agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify as a REIT. Even if these relief provisions were to apply, a tax based on the amount of the relevant REIT’s non-qualifying income would be imposed.

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
The Maryland General Corporation Law (the “MGCL”) provides that a director has no liability in any action based on an act of the director if he or she has acted in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to our company and our stockholders for money damages, to the maximum extent permitted by Maryland law. Under Maryland law, our present directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding that his or her action or failure to act was the result of active and deliberate dishonesty by the director or officer and was material to the cause of action adjudicated.
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
Our charter provides that our board may grant exceptions to the 9.8% ownership limit, subject in each case to certain initial and ongoing conditions designed to protect our status as a REIT. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. An exemption from the 9.8% ownership limit has previously been granted to certain stockholders, and our board may in the future provide exceptions to the ownership limit for other stockholders, subject to the aforementioned initial and ongoing conditions designed to protect our status as a REIT.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, (a) prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of our common stock) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and (b) thereafter impose two super-majority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to “control shares” except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all votes entitled to be cast by the acquirer of control shares, and by any of our officers and employees who are also our directors.
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
We expect to physically settle the June 2020 Forward Sale Agreement and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than June 17, 2021. However, the June 2020 Forward Sale Agreement may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the June 2020 Forward Sale Agreement at any time and from time to time, in part or in full. The June 2020 Forward Sale Agreement will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle the June 2020 Forward Sale Agreement. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share.
If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying the June 2020 Forward Sale Agreement, we expect the forward purchaser (or its affiliate) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to: (i) return shares of our common stock to securities lenders in order to unwind its hedge (after taking into consideration any shares of our common stock to be delivered by us to the forward purchaser, in the case of net share settlement); and (ii) if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of the June 2020 Forward Sale Agreement.
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
General Risk Factors
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
As a reporting company, we are required to design and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting requirements. We cannot assure you that we will be able to successfully implement these systems, policies and procedures and to operate our company or that any such implementation will be effective. Failure to do so could jeopardize our status as a REIT or as a reporting company, and the loss of such statuses would materially and adversely affect us. If we fail to implement or maintain proper overall business controls, including as required to support our growth, our operating and financial results could be harmed, or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our SEC reporting obligations and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on us and on the market price of our common stock.
We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including due to increased remote access and operations in 2020 due to the impact of the COVID-19 pandemic. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock.

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
The market price of our common stock may be volatile. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. The trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. If the market price or trading volume of our common stock declines, you may be unable to sell your shares at a profit, or at all.
Some of the factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly results of operations or distributions;
•changes in our earnings, Funds From Operations (“FFO”) or Adjusted Funds From Operations (“AFFO”) estimates;
•publication of research reports about us, our tenants or the real estate or gaming industries;
•adverse developments involving our tenants;
•changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•changes in market valuations of similar companies;
•market reaction to any additional capital we raise in the future, including availability and attractiveness of long-term debt financing in connection with future acquisitions;
•our failure to achieve the anticipated benefits of our recently completed or future acquisitions within the timeframe or to the extent anticipated by financial or industry analysts;
•additions or departures of key personnel;
•reaction to any other of our public announcements;
•sales or potential sales of our common stock by us or our significant stockholders;
•other actions by institutional stockholders;
•strategic actions taken by us or our competitors, such as acquisitions;
•speculation in the press or investment community about us, our tenants, our industry or the economy in general;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;
•changes in tax or accounting standards, policies, guidance, interpretations or principles;
•the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K or our other SEC filings; and
•adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, acts of terrorism, public health crises, and responses to such events.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
Our indebtedness under the Term Loan B Facility and Revolving Credit Facility bears interest at variable interest rates that use LIBOR as a benchmark rate. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to publish one-week and two-month USD LIBORsettings until December 31, 2021, and the remaining USD LIBOR settings until the end of June 2023. The IBA announcement was supported by similar announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (collectively, the “U.S. Regulators”). Both the FCA and the U.S. Regulators in their announcements also encouraged banks to cease entering into new contracts referencing USD LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021. As such, LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Oversight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. However, the composition and characteristics of SOFR are not the same as those of LIBOR. SOFR is a secured rate, while LIBOR is an unsecured rate, and SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. While market participants, including the International Swaps and Derivatives Association (“ISDA”), have proposed certain methods to interpolate and transition between LIBOR and SOFR, there can be no assurance that SOFR (including a term SOFR or compounded SOFR) will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.
If LIBOR ceases to exist, we cannot predict whether SOFR or another successor rate would be utilized or the impact of such rate on us and we may determine that we need to negotiate an amendment to our Term Loan B Facility and Revolving Credit Facility with our lenders, and to our hedging arrangements. While ISDA has proposed SOFR as the fallback benchmark rate for dollar-denominated derivative instruments currently utilizing the USD LIBOR benchmark rate, there is still some uncertainty as to the implementation of a replacement in the loan markets, in particular when and how such a replacement will be implemented in the loan market. While the loan market may eventually generally adopt SOFR as the replacement for LIBOR, there can be no assurance as to the timing of such adoption and any differences in the timing of adoption of SOFR between the loan and hedge market as well as differences in methodology and valuation can lead to mismatches in hedging, which could result in changes to our risk exposure, adverse tax or accounting effects, increased compliance and legal and operational costs. As a result, our interest expense may increase and our ability to refinance some or all of our existing indebtedness and our available cash flow may be adversely affected.
Future incurrences of debt, which would be senior to our shares of common stock upon liquidation, and/or issuance of preferred equity securities, which may be senior to our shares of common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by incurring additional debt, including medium-term notes, trust preferred securities and senior or subordinated notes, or issuing preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares of common stock. In addition, our preferred stock, if issued, would likely limit our ability to make liquidating or other distributions to the holders of shares of our common stock under certain circumstances. Any future common stock offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of shares of our common stock are not entitled to preemptive rights or other protections against dilution. Since our decision to issue debt securities, incur other forms of indebtedness or to issue additional common stock or preferred stock in the future will depend on future developments, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future offerings. Thus, our stockholders bear the risk of our issuing senior securities, incurring other senior obligations or issuing additional common stock in the future, which may reduce the market price of shares of our common stock, reduce cash available for distribution to common stockholders or dilute their stockholdings in us.
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
All of our properties, except for Margaritaville, our Harrah’s Joliet property in Joliet, Illinois and our golf courses, secure our Term Loan B and Revolving Credit Facility. See Note 8 — Debt to our Consolidated Financial Statements for additional information.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 1, 2018, in connection with our initial registered public offering, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 16, 2021, there were 536,663,115 shares of common stock issued and outstanding that were held by 70 stockholders of record, not including beneficial owners of shares registered in nominee or street name.
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
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the year ended December 31, 2020.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2020, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.

Stock Performance Graph
The graph below matches our cumulative total stockholder return for the period from October 18, 2017 to December 31, 2020 on common stock with the cumulative total returns of the S&P 500 index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from October 18, 2017, the first date on which our shares of common stock were publicly traded, until December 31, 2020. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Comparison of Cumulative Total Returns
for the Period from October 18, 2017 to December 31, 2020
$170
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
10/18/17
12/31/17
12/31/18
12/31/19
12/31/20
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	10/18/17	12/31/17	12/31/18	12/31/19	12/31/20
VICI Properties Inc.	$100.0	$110.8	$106.8	$152.9	$162.0
MSCI US REIT Index	$100.0	$99.9	$95.4	$120.1	$111.0
S&P 500	$100.0	$104.8	$100.2	$131.7	$156.0

ITEM 6.	Selected Financial Data
Intentionally omitted.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated Financial Statements and notes thereto of VICI Properties Inc. and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations. We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, with Caesars being our largest tenant. We conduct our real property business through an operating partnership and our golf course business through a TRS, VICI Golf LLC. The financial information included in this Annual Report on Form 10-K are our consolidated results (including the real property business and the golf course business) for the years ended December 31, 2020, 2019 and 2018.
Key 2020 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 37.0% year-over-year to $1.2 billion.
•Net income attributable to common stockholders was $891.7 million, or $1.75 per diluted share.
•AFFO increased 28.7% year-over-year to $835.8 million and AFFO per diluted share increased 10.8% to $1.64.
Acquisition and Investment Activity
•Completed $4.6 billion of acquisitions and investments, including:
◦Acquisition of the real estate assets of Harrah’s New Orleans, Harrah’s Laughlin, and Harrah’s Atlantic City and modification of certain provisions of the Caesars Lease Agreements in connection with the Eldorado/Caesars Merger for total consideration of approximately $3.2 billion; and
◦Acquisition of the real estate assets of JACK Cleveland/Thistledown for total consideration of approximately $843.3 million.
◦Originated $575.0 million of mortgage loan investments, including our first investment outside of gaming through an $80.0 million mortgage loan secured by Chelsea Piers New York, a sports and entertainment complex located in New York City.
•Added $318.4 million of contractual rent on an annualized basis to our real estate portfolio.
Capital Markets and Financing Activity
•Increased our quarterly cash dividend to $0.33 per share (or $1.32 per share on an annualized basis), representing a 10.9% increase compared to our previous quarterly dividend.
•Completed an equity offering in which 29,900,000 shares were sold through a forward sale agreement at $22.15 per share, raising gross proceeds of $662.3 million, with 3,000,000 shares subsequently settled for net proceeds to us of approximately $63.0 million and 26,900,000 shares remaining for settlement under the forward sale agreement.
•Settled all 65,000,000 shares of the Company's outstanding June 2019 forward sale agreements for net proceeds of approximately $1.3 billion.
•Issued 7,500,000 shares under the Company’s ATM Program for net proceeds of approximately $200.0 million
•Issued $2.5 billion of Senior Unsecured Notes at a blended and weighted average interest rate of 3.83% and used $500.0 million of those proceeds to redeem our 8% Second Lien Notes that were scheduled to mature in 2023.
•Repriced our Term Loan B Facility and lowered the interest rate from L + 2.00% to L + 1.75%.

SUMMARY OF SIGNIFICANT 2020 ACTIVITIES
Acquisition and Investment Activity
•Caesars Forum Convention Center Mortgage Loan. On September 18, 2020, we provided a $400.0 million mortgage loan to Caesars that is secured by the Caesars Forum Convention Center. The loan bears interest at an initial rate of 7.7%, has a term of five years and is prepayable beginning in year three, subject to certain conditions. The Caesars Forum Convention Center is subject to the A&R Convention Center Put-Call Agreement between Caesars and us, with our call option being accelerated to 2025 in connection with the entry into the mortgage loan.
•Chelsea Piers Mortgage Loan. On August 31, 2020, we entered into an $80.0 million mortgage loan agreement with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided an initial $65.0 million term loan and a $15.0 million delayed draw term loan (which remains undrawn), subject to certain conditions. The loan bears interest at a rate of 7.0% per annum and has a term of seven years.
•Consummation of the Eldorado Transaction. On July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the Master Transaction Agreement and associated agreements. The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the below described agreements. Refer to Note 4 - Property Transactions for further details.
◦Acquisition of the MTA Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “MTA Properties”) for an aggregate purchase price of $1,823.5 million (the “MTA Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, to extend the initial lease term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the MTA Properties being included in the Regional Master Lease Agreement.
◦Creation of Las Vegas Master Lease. In consideration of a payment by us to (i) the tenant under the CPLV Lease Agreement of $1,189.9 million (the “CPLV Lease Amendment Payment”) and (ii) the tenant under the HLV Lease Agreement of $213.8 million (the “HLV Lease Amendment Payment”), upon the consummation of the Eldorado Transaction, (a) the CPLV Lease Agreement was amended to (A) combine the CPLV Lease Agreement and the HLV Lease Agreement into a single Las Vegas Master Lease Agreement, (B) increase the annual rent payable to us thereunder associated with Caesars Palace Las Vegas by $83.5 million (the “CPLV Additional Rent Acquisition”), (C) increase the annual rent payable to us thereunder with respect to the Harrah’s Las Vegas property by $15.0 million (the “HLV Additional Rent Acquisition”) and (D) provide for the amended terms described below, and (b) the HLV Lease Agreement and the related lease guaranty were terminated. As a result of such amendments, the Harrah’s Las Vegas property is also now subject to the higher rent escalator under the Las Vegas Master Lease Agreement.
•Lease Amendments and Terminations. Each of the Caesars Lease Agreements was amended to, among other things, (i) remove the rent coverage floors, which coverage floors served to reduce the rent escalators under such leases in the event that the “EBITDAR to Rent Ratio” (as defined in the applicable Caesars Lease Agreements) coverage was below the stated floor and (ii) extend the term of each such lease to July 2035 to ensure that each lease will have a full 15-year initial lease term following the consummation of the Eldorado Transaction.
•Centaur Properties Put-Call Agreement. Prior to the consummation of the Eldorado Transaction, we were party to a right of first refusal agreement with affiliates of Pre-Merger Caesars with respect to the Centaur Properties. Upon the consummation of the Eldorado Transaction, the right of first refusal agreement terminated, and we entered into the Centaur Put-Call Agreement, whereby (i) we have the right to acquire all of the land and real estate assets associated with the Centaur Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Centaur Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Centaur Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The Centaur Put-Call Agreement provides that the leaseback of the Centaur Properties will be implemented through the addition of the Centaur Properties to the Regional Master Lease Agreement.
•Las Vegas Strip Assets ROFR. Upon the consummation of the Eldorado Transaction, we entered into the Las Vegas Strip ROFR Agreement pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a WholeCo sale, to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars on any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
•Horseshoe Baltimore ROFR. Upon the consummation of the Eldorado Transaction, we entered into a right of first refusal agreement with Caesars (the “Horseshoe Baltimore ROFR Agreement”) pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).
•Acquisition of JACK Cleveland/Thistledown. On January 24, 2020, we completed the acquisition of the real estate of JACK Cleveland, located in Cleveland, Ohio and JACK Thistledown, located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and, as subsequently amended, an initial term of 20 years, with three (rather than four) five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures LLC. Additionally, we made a $50.0 million loan to affiliates of Rock Ohio Ventures LLC secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures LLC. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan were subsequently amended on July 16, 2020 pursuant to the JACK Lease Agreement Amendment and Amended and Restated ROV Loan as described below in Other Portfolio Activity.
Disposition Activity
•Sale of Bally’s Atlantic City. On November 18, 2020, we and Caesars closed on the previously announced transaction to sell Bally’s Atlantic City to Bally’s Corporation for proceeds of $19.0 million to us. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
•Sale of Harrah’s Reno. On September 30, 2020, we and Caesars closed on the previously announced transaction to sell Harrah’s Reno to a third party for proceeds of $31.1 million to us. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
•Sale of Louisiana Downs. On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs to Rubico Acquisition Corp. for proceeds of $5.5 million to us. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close in the first half of 2021 and remains subject to regulatory approval and customary closing conditions.
Other Portfolio Activity
•Caesars Southern Indiana Lease Agreement. On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana, at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for VICI Properties on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and EBCI. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and

Caesars. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other governmental approvals) and are expected to be completed in the third quarter of 2021.
•Amendment to JACK Cleveland/Thistledown Lease Agreement. On July 16, 2020, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “JACK Lease Agreement Amendment”), pursuant to which, among other things, we agreed to fund $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. In connection with the construction of the gaming patio, commencing on April 1, 2022, annual rent under the JACK Cleveland/Thistledown Lease Agreement (as amended by the JACK Lease Agreement Amendment) will be increased by an incremental $1.8 million. The JACK Lease Agreement Amendment also provides for relief with respect to certain existing covenants through March 31, 2022, adds an additional five years to the initial lease term, with the tenant under the JACK Cleveland/Thistledown Lease Agreement having three (rather than four) five-year renewal options as a result of such extension of the initial lease term, and provides for rent escalation to begin in 2022 rather than 2021. The JACK Lease Agreement Amendment does not provide for a reduction or deferral of the tenant’s rent obligations. The relief is conditioned upon the satisfaction of certain requirements.
•Amendment and Restatement of ROV Loan. Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures LLC entered into an amendment and restatement of the existing $50.0 million term loan agreement pursuant to which, among other things, the Company increased the existing term loan to $70.0 million, bearing interest at a rate of 9.0% per annum, and added a $25.0 million revolving credit facility (which remains undrawn), bearing interest at a rate of LIBOR plus 2.75%. Additionally, a commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. In connection with the amendment and restatement of the loan, we received additional collateral so that the term loan and revolving credit facility are now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment.
•CapEx Amendment to Caesars Lease Agreements. On June 1, 2020, we and Caesars entered into an Omnibus Amendment to Leases (the “Omnibus Amendment”) in connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, which was further amended on October 27, 2020 to capture the addition of the MTA Properties to the Regional Master Lease Agreement. The Omnibus Amendment provides Caesars with certain relief with respect to a portion of their capital expenditure obligations under the Caesars Lease Agreements, subject to certain conditions.
•Amendment to Century Portfolio Lease Agreement. In May 2020, we entered into an amendment to the Century Portfolio Lease Agreement to amend certain covenants, including minimum capital expenditures. In connection with the COVID-19 pandemic and its impact on operations and financial performance, the Company agreed to waive Century’s capital expenditure requirements for 2020 and defer to not later than December 31, 2021 certain other expenditures contemplated in connection with the underwriting of the acquired casino properties, subject to certain conditions.
Financing and Capital Markets Activity
•Partial Settlement of June 2020 Forward Sale Offering. On September 28, 2020, we partially settled the June 2020 Forward Sale Agreement (as defined below) by delivering 3,000,000 shares of our common stock to the forward purchaser in exchange for total net proceeds of approximately $63.0 million.
•June 2020 Forward Sale Offering. On June 17, 2020, we completed a primary follow-on offering of 29,900,000 shares of common stock (inclusive of 3,900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $22.15 per share for an aggregate offering value of $662.3 million, all of which are subject to a forward sale agreement (the “June 2020 Forward Sale Agreement”), which initially required settlement by September 17, 2020. On September 16, 2020, we amended the June 2020 Forward Sale Agreement to extend the maturity date from September 17, 2020 to June 17, 2021. Following the partial settlement on September 28, 2020 referred to above, 26,900,000 shares of common stock remain to be settled under the June 2020 Forward Sale Agreement.
•Unsecured February 2020 Senior Notes Offering and Redemption and Repayment of the Second Lien Notes. On February 5, 2020, the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Issuers”) issued (i) $750.0 million in aggregate principal amount of 2025 Notes, accruing interest at 3.500% per annum, (ii) $750.0 million in aggregate principal amount of 2027 Notes, accruing interest at 3.750% per annum and (iii) $1.0 billion aggregate principal amount of 2030 Notes, accruing interest at 4.125% per annum. On February 20, 2020, we used a portion of the net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium, for a total redemption cost of approximately $537.5 million. We used the remaining $2.0 billion of the net proceeds of the offering to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020.
•Repricing of Term Loan B Facility. On January 24, 2020, we amended the Term Loan B Facility to reduce the interest rate from L + 2.00% to L + 1.75%.
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment are the lessees of all of our properties pursuant to the Lease Agreements, and Caesars, Penn National, Seminole Hard Rock, Century Casinos or Rock Ohio Ventures LLC guarantees the obligations of their respective subsidiary tenants under the Lease Agreements. The Lease Agreements account for a substantial majority of our revenues. Additionally, we expect to realize organic growth in rental revenue through annual rent escalators in our Lease Agreements. Accordingly, we are dependent on our tenants, the gaming industry and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects, such as the ongoing COVID-19 pandemic, would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. See Item 1A “Risk Factors—Risks Related to Our Business and Operations.”. For a full discussion on the impact of the COVID-19 Pandemic on our business see Item 1 “Business—Impact of the COVID-19 Pandemic on Our Business.”
We actively seek to grow our portfolio through acquisitions of, and investments in, experiential real estate in geographically diverse dynamic markets spanning hospitality, entertainment, leisure and gaming properties. Additionally, we expect to grow our portfolio through acquisitions by pursuing opportunities to execute sale leaseback transactions with Caesars, including pursuant to: (i) the Centaur Properties Put-Call Agreement; (ii) the Caesars Forum Put-Call Agreement; and (iii) the Las Vegas Strip ROFR Agreement and Horseshoe Baltimore ROFR Agreement. However, Caesars will make an independent financial decision regarding whether to sell properties and therefore trigger the rights of first refusal under the Las Vegas Strip ROFR Agreement and the Horseshoe Baltimore ROFR Agreement, and we will make an independent financial decision whether to purchase the properties in each instance. Finally, we believe the approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that we own may provide attractive opportunities for potential future expansion and development. In pursuing external growth initiatives, we will generally seek to acquire or invest in properties that can generate stable revenue through long-term leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions and other investments, including the ability to continue to diversify our tenant base and increasing our geographic diversification.
Our operating and financial performance in the future will be significantly influenced by the success of our acquisition strategy, and the timing and the availability and terms of financing of any acquisitions that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ operating and financial performance, including the impact of the COVID-19 pandemic. We can provide no assurance that we will exercise any of our contractual rights to purchase one or more properties from Caesars, that Caesars will trigger the rights of first offer under the Las Vegas Strip ROFR Agreement and Horseshoe Baltimore ROFR Agreement, or that we will otherwise be successful in acquiring any properties (whether subject to the Las Vegas Strip ROFR Agreement, the Horseshoe Baltimore ROFR Agreement, or otherwise). Additionally, our ability to successfully implement our acquisition and investment strategy will depend upon the availability and terms of financing, including debt and equity capital. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to enter into transactions, including sale leaseback transactions, with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions, investments or leases will be on terms as favorable to us as those relating to recent transactions. We anticipate that we would seek to finance these acquisitions with a combination of debt and equity, although no assurance can be given that we would be able to issue equity in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. In addition to rent, our current Lease Agreements require our tenants to pay the following: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on our income); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Accordingly, due to the “triple-net” structure of our leases, we do not expect to incur significant property-level expenses.

DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2020 and December 31, 2019

(In thousands)	2020	2019	Variance
Revenues
Income from sales-type and direct financing leases	$1,007,508	$822,205	$185,303
Income from operating leases	25,464	43,653	(18,189)
Income from lease financing receivables and loans	153,017	—	153,017
Other income	15,793	—	15,793
Golf revenues	23,792	28,940	(5,148)
Total revenues	1,225,574	894,798	330,776

Operating expenses
General and administrative	30,661	24,569	6,092
Depreciation	3,731	3,831	(100)
Other Expenses	15,793	—	15,793
Golf expenses	17,632	18,901	(1,269)
Change in allowance for credit losses	244,517	—	244,517
Transaction and acquisition expenses	8,684	4,998	3,686
Total operating expenses	321,018	52,299	268,719

Interest expense	(308,605)	(248,384)	(60,221)
Interest income	6,795	20,014	(13,219)
Loss from extinguishment of debt	(39,059)	(58,143)	19,084
Gain upon lease modification	333,352	—	333,352
Income before income taxes	897,039	555,986	278,996
Income tax expense	(831)	(1,705)	874
Net income	896,208	554,281	279,870
Less: Net income attributable to non-controlling interest	(4,534)	(8,317)	3,783
Net income attributable to common stockholders	$891,674	$545,964	$283,653

Revenue

For the years ended December 31, 2020 and 2019, our revenue was comprised of the following items:

(In thousands)	2020	2019	Variance
Leasing revenue	$1,170,316	$865,858	$304,458
Income from loans	15,673	—	15,673
Other income	15,793	—	15,793
Golf revenues	23,792	28,940	(5,148)
Total revenues	$1,225,574	$894,798	$330,776
Leasing Revenue
The following table details the components of our income from sales-type, direct financing, operating and financing receivables leases:

(In thousands)	2020	2019	Variance
Income from sales-type and direct financing leases	$1,007,508	$822,205	$185,303
Income from operating leases (1)	25,464	43,653	(18,189)
Income from lease financing receivables (2)	137,344	—
Total leasing revenue	1,170,316	865,858	304,458
Non-cash adjustment (3)	(39,883)	239	(40,122)
Total contractual leasing revenue	$1,130,433	$866,097	$264,336
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
(2) Represents the MTA Properties and the JACK Cleveland/Thistledown Lease Agreement, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $304.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Total contractual leasing revenue increased $264.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio, JACK Cleveland/Thistledown and the MTA Properties to our real estate portfolio in May 2019, September 2019, December 2019, January 2020 and July 2020, respectively, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $15.7 million during the during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was driven by the addition of the Amended and Restated ROV Loan, Chelsea Piers Mortgage Loan and Forum Convention Center Mortgage Loan to our real estate portfolio in January 2020, August 2020 and September 2020, respectively.
Other Income
For the year ended December 31, 2019, Other income was included net in General and administrative expenses. During the year ended December 31, 2020, we have re-classified Other income to be presented gross with an offsetting amount within Other expenses. Additionally, during the year ended December 31, 2020, we recognized additional income and an offsetting expense as a result of the assumption of the HNO Ground Lease, as further described in Note 4 - Property Transactions, as part of the MTA Properties Acquisitions.

Golf Course Revenues
Revenues from golf operations decreased $5.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by the closure of our golf courses in mid-March until early to mid-May, as well as lower resort play at our Las Vegas courses as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to the Golf Course Use Agreement.
Operating Expenses
For the years ended December 31, 2020 and 2019, our operating expenses were comprised of the following items:

(In thousands)	2020	2019	Variance
General and administrative	$30,661	$24,569	$6,092
Depreciation	3,731	3,831	(100)
Other expenses	15,793	—	15,793
Golf expenses	17,632	18,901	(1,269)
Change in allowance for credit losses	244,517	—	244,517
Transaction and acquisition expenses	8,684	4,998	3,686
Total operating expenses	$321,018	$52,299	$268,719
General and Administrative Expenses
General and administrative expenses increased $6.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
For the year ended December 31, 2019, Other expenses were included net in General and administrative expenses. During the year ended December 31, 2020, we have re-classified Other expenses to be presented gross with an offsetting amount within Other income. Additionally, during the year ended December 31, 2020, we recognized additional income and an offsetting expense as a result of the assumption of the HNO Ground Lease, as further described in Note 4 - Property Transactions, as part of the MTA Properties Acquisitions.
Golf Course Expenses
Expenses from golf operations decreased $1.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by the closure of our golf courses in mid-March until early to mid-May, as well as lower resort play at our Las Vegas courses as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses. Additionally, even though our courses were closed from mid-March until early to mid-May as a result of the ongoing COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for the closure period and, accordingly, the decrease in our golf course operating revenues was not proportionately offset by a decrease in golf course operating expenses.
In addition, $3.7 million and $3.8 million of depreciation expense was incurred primarily by the golf business during the year ended December 31, 2020 and 2019, respectively.

Change in Allowance for Credit Losses
On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) which requires us to record an estimated credit loss for our (i) Investments in leases - sales-type and direct financing, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the year ended December 31, 2020, we recognized a $244.5 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the MTA Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, (ii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020, (iii) an increase in the short-term probability of default of Caesars as a result of the Eldorado/Caesars Merger and (iv) an increase in the long-term probability of default of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the COVID-19 pandemic. The credit loss standard does not require retrospective application and, as such, there is no corresponding charge for the year ended December 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition costs increased $3.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $60.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily attributable to the increase in debt of $4.75 billion from the February 2020 Senior Unsecured Notes offering and the November 2019 Senior Unsecured Notes offering, partially offset by a $2.05 billion reduction in debt as a result of the full redemption of the Second Lien Notes in February 2020 and full repayment of the CPLV CMBS Debt in November 2019.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.47% during the year ended December 31, 2020 from 4.95% during the year ended December 31, 2019 as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes and the November 2019 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and CPLV CMBS Debt, (ii) a decrease in LIBOR on the $100.0 million portion of our variable rate debt that is not hedged and (iii) a reduction in the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.
Interest Income
Interest income decreased $13.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by an overall decrease in our cash and short-term investment balances and a substantial decrease in the interest rates earned on these investment balances.
Loss on Extinguishment of Debt
During the year ended December 31, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. During the year ended December 31, 2019, we recognized a loss on extinguishment of debt of $58.1 million resulting from the $110.8 million prepayment penalties associated with the full repayment of our CPLV CMBS Debt in November 2019, net of $55.4 million of which was reimbursed by Eldorado.

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
Results of Operations for the Years Ended December 31, 2019 and 2018
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020 and incorporated by reference herein.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate and gains (or losses) on debt extinguishment, other non-recurring non-cash transactions (such as non-cash gain upon lease modification) and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing. The non-cash change in allowance for credit losses consists of estimated credit losses for our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans as a result of our adoption of ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326). No similar adjustments are reflected in prior periods because the accounting standard was adopted effective January 1, 2020 and does not require retrospective application. Please see Note 6 - Allowance for Credit Losses for further information.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

(In thousands, except share data and per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income attributable to common stockholders	$891,674	$545,964
Real estate depreciation	—	—
FFO	891,674	545,964
Non-cash leasing and financing adjustments	(39,803)	239
Non-cash change in allowance for credit losses	244,517	—
Non-cash stock-based compensation	7,388	5,223
Transaction and acquisition expenses	8,684	4,998
Amortization of debt issuance costs and original issue discount	19,872	33,034
Other depreciation	3,615	3,815
Capital expenditures	(2,200)	(2,097)
Loss on extinguishment of debt	39,059	58,143
Non-cash gain upon lease modification	(333,352)	—
Non-cash adjustments attributable to non-controlling interest	(3,650)	253
AFFO	835,804	649,572
Interest expense, net	281,938	195,336
Income tax expense	831	1,705
Adjusted EBITDA	$1,118,573	$846,613

Net income per common share
Basic	$1.76	$1.25
Diluted	$1.75	$1.24
FFO per common share
Basic	$1.76	$1.25
Diluted	$1.75	$1.24
AFFO per common share
Basic	$1.65	$1.49
Diluted	$1.64	$1.48
Weighted average number of common shares outstanding
Basic	506,140,642	435,071,096
Diluted	510,908,755	439,152,946

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of December 31, 2020, our available cash balances, short-term investments, capacity under our Revolving Credit Facility and additional available proceeds were as follows:

(In thousands)	December 31, 2020
Cash and cash equivalents	$315,993
Short-term investments	19,973
Capacity under Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the June 2020 Forward Sale Agreement (2)	547,221
Total	$1,883,187
____________________
(1)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
(2)Assumes the physical settlement of the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement at the forward sale price of $20.34, calculated as of December 31, 2020.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2020, we have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. As of December 31, 2020, we have $46.0 million in future funding commitments consisting of $25.0 million related to the ROV Credit Facility, $15.0 million related to the delayed draw portion of the Chelsea Piers Mortgage Loan and $6.0 million related to the funding of the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 8 - Debt. For a summary of our future funding commitments under our loan portfolio refer to Note 5 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants are described in Note 5 - Real Estate Portfolio.

Contractual Obligations and Commitments
Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of December 31, 2020:

	Payments Due By Period
(In thousands)	Total	2021	2022	2023	2024	2025 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	10,000	22,000	2,068,000	—
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,729,680	282,348	281,471	255,972	241,452	668,438
Total debt contractual obligations	8,579,680	282,348	291,471	277,972	2,309,452	5,418,438

Leases and contracts
Future funding commitments – loan investments and lease agreements(5)	46,000	6,000	—	—	—	40,000
Operating lease for Cascata Golf Course Land	19,749	933	951	970	990	15,905
Golf maintenance contract for Rio Secco and Cascata Golf Course	10,050	3,350	3,350	3,350	—	—
Office leases	8,567	918	857	857	857	5,078
Total leases and contract obligations	84,366	11,201	5,158	5,177	1,847	60,983

Total contractual commitments	$8,664,046	$293,549	$296,629	$283,149	$2,311,299	$5,479,421
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
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of December 31, 2020.
(5) The allocation of our future funding commitments is based on the commitment funding date or expiration date, as applicable, however we may be obligated to fund these commitments earlier than such date.
We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under the June 2020 Forward Sale Agreement and our at-the-market offering program).
All of the Lease Agreements call for an initial term of fifteen years with four, five-year tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream (except for the JACK Cleveland/Thistledown Lease Agreement, as amended, which now provides for an initial term of twenty years with three, five-year renewal options). However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition, and is expected to continue to do so, as all of their properties were closed for a period of time, and upon reopening are subject to operating restrictions and continuing uncertainty as to whether they will be forced to close again in the future. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors in Part I. Item 1A. Risk Factors.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including the current conditions created by the COVID-19 pandemic, which has severely and adversely impacted global, national and regional economic activity and has contributed to significant volatility and negative pressure in financial markets. In particular, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we have provided certain relief under the applicable Lease Agreements to some of our tenants as more fully described above in “—Summary of Significant 2020 Activities — Amendment to JACK Cleveland/Thistledown Lease Agreement”, “—Summary of Significant 2020 Activities — Amendment to Century Portfolio Lease Agreement” and “—Summary of Significant 2020 Activities — Amendment to Caesars Lease Agreements” and, as a result, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, any such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, current or future economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
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
Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$883,640	$682,159	$201,481
Used in investing activities	(4,548,759)	(1,361,379)	(3,187,380)
Provided by financing activities	2,879,219	1,182,666	1,696,553
Net (decrease) increase in cash, cash equivalents and restricted cash	$(785,900)	$503,446	$(1,289,346)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $201.5 million for the year ended December 31, 2020 compared with the year ended December 31, 2019. The increase was primarily due to (i) cash rental payments from the addition of Greektown, Hard Rock Cincinnati, the Century Portfolio, JACK Cleveland/Thistledown and the MTA Properties to our real estate portfolio in May 2019, September 2019, December 2019, January 2020 and July 2020, respectively, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020 and (ii) interest income from the ROV Loan, Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan, all of which were originated in 2020. The increase was partially offset by a decrease due to the prepayment of certain rent in December 2019 related to January 2020.
Cash Flows Used In Investing Activities
Net cash used in investing activities increased $3,187.4 million for the year ended December 31, 2020 compared with the year ended December 31, 2019.
During the year ended December 31, 2020, the primary sources and uses of cash from investing activities included:
•The JACK Cleveland/Thistledown Acquisition and the Eldorado Transaction for a total cost of $4,101.8 million, including acquisition costs;
•The ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan for a total cost of $535.5 million, including loan origination costs;

•Proceeds from the sale of Harrah’s Reno and Bally’s Atlantic City in the aggregate amount of $50.1 million;
•Proceeds from net maturities of short-term investments of $39.5 million;
•Acquisition of property and equipment costs of $2.8 million; and
•Deferred transaction costs of $0.3 million.
During the year ended December 31, 2019, the primary sources and uses of cash from investing activities include:
•Acquisitions of Margaritaville, Greektown, Hard Rock Cincinnati and the Century Portfolio for a total cost of $1,821.1 million, including acquisition costs;
•Proceeds from net maturities of short-term investments of $461.4 million;
•Proceeds from the sale of vacant, non-operating land of $1.0 million;
•Acquisition of property and equipment cost of $2.7 million; and
•Deferred transaction costs of $8.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $1,696.6 million for the year ended December 31, 2020 compared with the year ended December 31, 2019.
During the year ended December 31, 2020, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,539.7 million of our common stock pursuant to the full physical settlement of our June 2019 Forward Sale Agreements, the partial physical settlement of our common stock pursuant to our June 2020 Forward Sale Agreement and pursuant to our at-the-market program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium, plus fees;
•Dividend payments of $612.2 million;
•Debt issuance costs of $57.8 million;
•Reimbursement of the CPLV CMBS Debt prepayment penalty from Caesars in the amount of $55.4 million; and
•Distributions of $8.2 million to non-controlling interest
During the year ended December 31, 2019, the primary sources and uses of cash from financing activities include:
•Net proceeds from the sale of an aggregate of $1,164.3 million of our common stock from a primary follow-on offering and pursuant to our at-the-market program;
•Gross proceeds from our November 2019 Senior Unsecured Notes offering of $2,250.0 million;
•Full repayment of $1,550.0 million of our CPLV CMBS Debt, including the $110.8 million prepayment penalty plus fees;
•Dividend payments of $504.0 million;
•Debt issuance costs of $56.1 million; and
•Distributions of $8.1 million to non-controlling interest

Debt
The following tables detail our debt obligations as of December 31, 2020:

($ In thousands)	December 31, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,080,974
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532
____________________
(1)Carrying value is net of original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600.0 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the year ended December 31, 2020, the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. In connection with the repricing of the Term Loan B Facility in January 2020, the interest rate was decreased to LIBOR plus 1.75%. As of December 31, 2020 and 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
Financing Activity During 2020
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 2025 Notes, (ii) $750.0 million in aggregate principal amount of 2027 Notes and (iii) $1.0 billion in aggregate principal amount of 2030 Notes. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the consideration payable in connection with the closing of the Eldorado Transaction on July 20, 2020). On February 20, 2020, we used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium for a total redemption cost of approximately $537.5 million.
On January 24, 2020, VICI PropCo entered into Amendment No. 1 to the Amended and Restated Credit Agreement, which, among other things, reduced the interest rate on the Term Loan B Facility from LIBOR plus 2.00% to LIBOR plus 1.75%.

Covenants
On December 22, 2017, VICI PropCo entered into a credit agreement (as amended, the “Credit Agreement”) governing the Term Loan B Facility and the Revolving Credit Facility. The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement, as of the last day of any applicable fiscal quarter.
The November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes (together, the “Senior Unsecured Notes”) were issued in November 2019 and February 2020, respectively, pursuant to indentures (the “Senior Unsecured Notes Indentures”) by and among the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Senior Unsecured Notes Issuers”), the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee. The Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership.
At December 31, 2020, the Company was in compliance with all required debt-related financial covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for: (i) 5.2% of the Operating Partnership’s revenue (or 5.1% of our consolidated revenue) for the fiscal year ended December 31, 2020 and (ii) 3.8% of the Operating Partnership’s total assets (or 3.8% of our consolidated total assets) as of December 31, 2020.
Capital Expenditures
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants are described in Note 5 - Real Estate Portfolio.
Off-Balance Sheet Arrangements
As of December 31, 2020, and as of the date this report was filed, we do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Financial Statements are prepared in accordance with GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to take decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures, including, but not limited to, determining the classification of our leases, the subsequent accounting for our leases and the calculation of our allowance for credit losses. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. Actual results may differ from the estimates.
Investments in Leases - Sales-type and Direct Financing, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a sales-type, direct financing or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long term nature of our leases, the land and building components of an investment generally have the same lease classification.
Upon adoption of ASC 842 on January 1, 2019, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. As such, at that time we did not reassess the classification of our Caesars Lease Agreements, as these leases existed prior to our adoption of ASC 842.
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
Upon the consummation of the Eldorado Transaction on July 20, 2020, we modified the CPLV Lease Agreement, HLV Lease Agreement, Non-CPLV Lease Agreement and Joliet Lease Agreement, which included amending certain of the lease terms, combining the CPLV Lease Agreement and HLV Lease Agreement into the Las Vegas Master Lease Agreement and replacing the Non-CPLV Lease Agreement with the Regional Master Lease Agreement. Upon modification, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined that the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Accordingly, we reclassified the land component of Caesars Palace Las Vegas from Investments in leases - operating to Investments in leases - sales-type and direct financing. Further, as a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the assets and their carrying values immediately prior to the modification. Such gain is recognized in our Statement of Operations as Gain upon lease modification. Subsequent to the consummation of the Eldorado Transaction, we no longer have any leases classified as operating or direct financing and, as such, there is no longer any income recorded through Investments in leases - operating. Refer to Note 4 - Property Transactions for further discussion surrounding the lease modifications. Refer to Note 10 - Fair Value for further discussion surrounding the mark to fair value.
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
Lease Term
We assess the non-cancelable lease term under ASC 842, which includes any reasonably assured renewal periods. All of our Lease Agreements provide for an initial term, with multiple tenant renewal options. We have individually assessed all of our Lease Agreements and concluded that the lease term includes all of the periods covered by extension options as it is reasonably certain our tenants will renew the Lease Agreements. We believe our tenants are economically compelled to renew the Lease Agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested in our properties and the lack of suitable replacement assets.
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases, direct financing leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under sales-type leases, direct financing leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type and direct financing leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type and direct financing, net or Investments in leases - financing receivables, net, as applicable.
Prior to July 20, 2020, under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception, the land was determined to be an operating lease and we recorded the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, was determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease was recorded as Income from operating leases in our Statement of Operations. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas was reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, the income is recognized as Income from sales-type leases.
Initial direct costs incurred in connection with entering into investments classified as sales-type or direct financing leases are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations. In connection with the reassessment of the lease classification and mark to fair value of the Caesars Lease Agreements, any initial direct costs capitalized prior to the Eldorado Transaction were written off as part of the gain upon lease modification.
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

We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the year ended December 31, 2020.
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
As of December 31, 2020, we had $6,850.0 million of debt outstanding of which $4,750.0 million was fixed rate debt and $2,000.0 million was hedged variable rate debt, the remaining $100.0 million of our indebtedness was unhedged. As of December 31, 2020, a one percent increase or decrease in the annual interest rate on our unhedged variable rate borrowings of $100.0 million would increase or decrease our annual cash interest expense by approximately $1.0 million.
Subsequent to year end, on January 22, 2021, two of our interest rate swaps with a notional balance of $500.0 million matured and, as a result, subsequent to January 22, 2021, $600.0 million of our indebtedness was unhedged. After January 22, 2021, a one percent increase or decrease in the annual interest rate on our unhedged variable rate borrowings of $600.0 million would increase or decrease our annual cash interest expense by approximately $6.0 million.
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
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 - Exhibits and Financial Statement Schedule of this Form 10-K appear on pages F-2 to F-55. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in pages S-1 to S-4 to the consolidated financial statements.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.
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
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
(a)(2).     Financial Statement Schedule.
See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc., et al., under Chapter 11 of the Bankruptcy Code, dated January 13, 2016.		T-3/A of VICI Properties 1 LLC	T3E-2	8/11/2017

2.2	Separation Agreement, dated as of October 6, 2017, between Caesars Entertainment Operating Company, Inc. and VICI Properties Inc.		8-K	2.1	10/11/2017

2.3	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC		8-K	2.2	7/12/2018

2.4	Equity Purchase Agreement dated as of April 5, 2019 by and among Jack Ohio Finance LLC and VICI Properties L.P.		8-K	2.1	9/25/2019

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Amended and Restated Bylaws of VICI Properties Inc. (as amended April 30, 2020)		10-Q	3.1	7/29/2020

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	Supplemental Indenture No. 1 to the 4.250% Senior Notes Indenture, dated as of December 20, 2019, among CPLV Property Owner LLC as the Guaranteeing Entity, VICI Properties L.P. and VICI Note Co. Inc., as issuers, and UMB Bank, National Association, as trustee, as ratified by the subsidiary guarantors party thereto.		8-K	4.10	2/20/2020

4.3	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.4	Supplemental Indenture No. 1 to the 4.625% Senior Notes Indenture, dated as of December 20, 2019, among CPLV Property Owner LLC as the Guaranteeing Entity, VICI Properties L.P. and VICI Note Co. Inc., as issuers, and UMB Bank, National Association, as trustee, as ratified by the subsidiary guarantors party thereto.		8-K	4.11	2/20/2020

4.5	3.500% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	2/20/2020

4.6	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.7	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/20/2020

4.8	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3
Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC
		X

10.4+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC		8-K	10.2	7/21/2020

10.5+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto		10-Q	10.13	10/28/2020

10.6	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto	X

10.7+	Second Amendment to Lease (Joliet), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		8-K	10.3	7/21/2020

10.8	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-Q	10.14	10/28/2020

10.9	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	X

10.10	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020		10-Q	10.16	10/28/2020

10.11	Second Amendment, dated as of July 20, 2020, to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC		8-K	10.12	7/21/2020

10.12	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)		8-K	10.4	7/21/2020

10.13	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease)		8-K	10.5	7/21/2020

10.14	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Joliet Lease)	8-K	10.6	7/21/2020

10.15	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans	8-K	10.7	7/21/2020

10.16	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC	8-K	10.8	7/21/2020

10.17	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC	8-K	10.1	9/18/2020

10.18	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Las Vegas Strip Assets)	8-K	10.10	7/21/2020

10.19	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Horseshoe Baltimore)	8-K	10.11	7/21/2020

10.20	Tax Matters Agreement, dated as of October 6, 2017, by and among Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	8-K	10.12	10/11/2017

10.21	Amended and Restated Credit Agreement among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto (Exhibit A to Amendment No. 3 to Credit Agreement by and among VICI Properties 1 LLC, Goldman Sachs Bank USA, as administrative agent, and the other loan parties thereto).	8-K	10.3	5/16/2019

10.22	First Amendment to Amended and Restated Credit Agreement, dated January 24, 2020, among VICI Properties 1 LLC, the lenders named therein and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	1/24/2020

10.23	Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.	8-K	10.23	10/11/2017

10.24	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.	10	10.20	9/28/2017

10.25†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne	8-K	10.1	9/26/2019

10.26†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak	8-K	10.2	9/26/2019

10.27†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske	8-K	10.3	9/26/2019

10.28†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher	8-K	10.4	9/26/2019

10.29†	VICI Properties Inc. 2017 Stock Incentive Plan.	8-K	10.28	10/11/2017

10.30†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan	10-K	10.52	2/14/2019

10.31†	Form of Restricted Stock Grant		10-K	10.39	3/28/2018

10.32†	Form of LTIP Time-Based Restricted Stock Grant Agreement		8-K	10.1	8/30/2018

10.33†	Form of LTIP Performance-Based Restricted Stock Unit Agreement		8-K	10.2	8/30/2018

21.1	Subsidiaries of VICI Properties Inc.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
† Management contracts and compensation plans and arrangements.
+ Portions of the exhibits have been redacted because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

February 18, 2021	By:	/S/ EDWARD B. PITONIAK
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

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 18, 2021
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 18, 2021
David A. Kieske	(Principal Financial Officer)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 18, 2021
Gabriel F. Wasserman	(Principal Accounting Officer)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 18, 2021
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 18, 2021
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 18, 2021
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 18, 2021
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 18, 2021
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 18, 2021
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective January 1, 2020, the Company adopted Accounting Standard Update No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Gain upon lease modification in connection with the Eldorado Transaction— Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
On July 20, 2020 (the “Modification Date”), in connection with the Eldorado Transaction, the Company modified its Caesars Lease Agreements, which included amending certain lease terms resulting in a lease modification in accordance with Accounting Standards Codification Topic 842- Leases. Accordingly, the Company reassessed the lease classification of the Caesars Lease Agreements, which were previously classified as direct financing and operating leases and determined that the leases met the definition of a sales-type lease. As a result, the Company reclassified the Caesars Lease Agreements to sales-type leases, recorded the associated real estate assets at their estimated fair values as of the Modification Date, and recognized a gain equal to the difference in the fair value of the assets and their carrying amounts immediately prior to the Modification Date.
The Company’s valuation methodology used rent multiples taking into consideration a variety of factors, including (i) asset quality and location, (ii) property operating performance and (iii) supply and demand dynamics of each property’s respective market.
Given the significant judgments made by the Company to estimate the fair value of its real estate assets as of the Modification Date, performing audit procedures to evaluate the reasonableness of the rent multiples required a high degree of auditor judgment and increased effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the rent multiples used by management to estimate the fair value of the real estate assets as of the Modification Date, included the following, among others:
•We tested the effectiveness of controls over management’s estimation of fair value of real estate assets upon the Modification Date, including management’s controls related to the determination of rent multiples.
•With the assistance of our fair value specialists, we evaluated the valuation methodology and rent multiples by:
◦Assessing the reasonableness of management’s valuation methodology to estimate the fair value of real estate assets.
◦Assessing the impact of asset quality and location by comparing the multiples to observable market transactions of similar real estate assets.
◦Tracing property operating performance to executed lease agreements and operational data.
◦Assessing the impact of supply and demand dynamics by evaluating gaming competition in certain markets.
◦Testing the mathematical calculation of the valuation schedules.
Allowance for Credit Losses— Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
On January 1, 2020, the Company adopted Accounting Standard Codification Topic 326- Credit Losses, which requires the Company to measure and record current expected credit losses (“CECL”) for its leases and loans. The Company elected to use a discounted cash flow model, which requires management to develop cash flows that project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate to estimate the CECL allowance.
Expected losses within the Company’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants over the life of each lease and loan by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenant and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Company’s tenants and their parent guarantors. Significant inputs to the Company’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenant’s credit profile as well as the cash flows from each lease and loan.
Given the significant amount of judgment required by management to estimate the allowance for credit losses, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on the Company’s portfolio of leases and loans required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the Company’s investments in leases and loans included the following, among others:
•We tested the effectiveness of controls over the allowance for credit losses, including management’s controls over the data used in the model.
•With the assistance of our credit specialists, we evaluated the reasonableness of the methodology and assumptions around PD and LGD.
•We tested the inputs used to determine the short-term and long-term PD and LGD of the tenants by agreeing the respective credit rating and equity value of each tenant to independent data.
•We reconciled the cash flow inputs used in the CECL model by agreeing them to the respective contractual agreements.
/s/ Deloitte & Touche LLP
New York, New York
February 18, 2021

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VICI Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standard Update No. 2016-13 - Financial Instruments-Credit Losses (Topic 326).

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
/s/ Deloitte & Touche LLP
New York, New York
February 18, 2021

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Real estate portfolio:
Investments in leases - sales-type and direct financing, net	$13,027,644	$10,734,245
Investments in leases - operating	—	1,086,658
Investments in leases - financing receivables, net	2,618,562	—
Investments in loans, net	536,721	—
Land	158,190	94,711
Cash and cash equivalents	315,993	1,101,893
Short-term investments	19,973	59,474
Other assets	386,530	188,638
Total assets	$17,063,613	$13,265,619

Liabilities
Debt, net	$6,765,532	$4,791,563
Accrued interest	46,422	20,153
Deferred financing liability	73,600	73,600
Deferred revenue	93,659	70,340
Dividends payable	176,992	137,056
Other liabilities	413,663	123,918
Total liabilities	7,569,868	5,216,630

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 536,669,722 and 461,004,742 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5,367	4,610
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2020 and 2019	—	—
Additional paid-in capital	9,363,539	7,817,582
Accumulated other comprehensive loss	(92,521)	(65,078)
Retained earnings	139,454	208,069
Total VICI stockholders’ equity	9,415,839	7,965,183
Non-controlling interest	77,906	83,806
Total stockholders’ equity	9,493,745	8,048,989
Total liabilities and stockholders’ equity	$17,063,613	$13,265,619
_______________________________________________________
Note: As of December 31, 2020, our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $454.2 million, $91.0 million, $1.8 million and $6.9 million of Allowance for credit losses, respectively. ASC 326 “Credit Losses” does not require retrospective application and as such there is no corresponding allowance as of December 31, 2019. Refer to Note 6 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Income from sales-type and direct financing leases	$1,007,508	$822,205	$741,564
Income from operating leases	25,464	43,653	47,972
Income from lease financing receivables and loans	153,017	—	—
Other income	15,793	—	81,240
Golf revenues	23,792	28,940	27,201
Total revenues	1,225,574	894,798	897,977

Operating expenses
General and administrative	30,661	24,569	24,429
Depreciation	3,731	3,831	3,686
Other expenses	15,793	—	81,810
Golf expenses	17,632	18,901	17,371
Change in allowance for credit losses	244,517	—	—
Loss on impairment	—	—	12,334
Transaction and acquisition expenses	8,684	4,998	393
Total operating expenses	321,018	52,299	140,023

Interest expense	(308,605)	(248,384)	(212,663)
Interest income	6,795	20,014	11,307
Loss from extinguishment of debt	(39,059)	(58,143)	(23,040)
Gain upon lease modification	333,352	—	—
Income before income taxes	897,039	555,986	533,558
Income tax expense	(831)	(1,705)	(1,441)
Net income	896,208	554,281	532,117
Less: Net income attributable to non-controlling interest	(4,534)	(8,317)	(8,498)
Net income attributable to common stockholders	$891,674	$545,964	$523,619

Net income per common share
Basic	$1.76	$1.25	$1.43
Diluted	$1.75	$1.24	$1.43

Weighted average number of common shares outstanding
Basic	506,140,642	435,071,096	367,226,395
Diluted	510,908,755	439,152,946	367,316,901

Other comprehensive income
Net income attributable to common stockholders	$891,674	$545,964	$523,619
Unrealized loss on cash flow hedges	(27,443)	(42,954)	(22,124)
Comprehensive income attributable to common stockholders	$864,231	$503,010	$501,495
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$3,003	$4,645,824	$—	$42,662	$4,691,489	$84,875	$4,776,364
Net income	—	—	—	523,619	523,619	8,498	532,117
Issuance of common stock from Initial Public Offering	695	1,306,424	—	—	1,307,119	—	1,307,119
Issuance of common stock from follow-on offering	345	693,844	—	—	694,189	—	694,189
Distributions to non-controlling interest	—	—	—	—	—	(9,800)	(9,800)
Dividends declared ($0.9975 per common share)	—	—	—	(379,185)	(379,185)	—	(379,185)
Stock-based compensation, net of forfeitures	4	2,338	—	—	2,342	—	2,342
Unrealized loss on cash flow hedges	—	—	(22,124)	—	(22,124)	—	(22,124)
Balance as of December 31, 2018	4,047	6,648,430	(22,124)	187,096	6,817,449	83,573	6,901,022
Net income	—	—	—	545,964	545,964	8,317	554,281
Issuance of common stock, net	562	1,163,983	—	—	1,164,545	—	1,164,545
Distributions to non-controlling interest	—	—	—	—	—	(8,084)	(8,084)
Dividends declared ($1.1700 per common share)	—	—	—	(524,991)	(524,991)	—	(524,991)
Stock-based compensation, net of forfeitures	1	5,169	—	—	5,170	—	5,170
Unrealized loss on cash flow hedges	—	—	(42,954)	—	(42,954)	—	(42,954)
Balance as of December 31, 2019	4,610	7,817,582	(65,078)	208,069	7,965,183	83,806	8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net income	—	—	—	891,674	891,674	4,534	896,208
Issuance of common stock, net	755	1,538,778	—	—	1,539,533	—	1,539,533
Distributions to non-controlling interest	—	—	—	—	—	(8,186)	(8,186)
Dividends declared ($1.2550 per common share)	—	—	—	(653,175)	(653,175)	—	(653,175)
Stock-based compensation, net of forfeitures	2	7,179	—	—	7,181	—	7,181
Unrealized loss on cash flow hedges	—	—	(27,443)	—	(27,443)	—	(27,443)
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$896,208	$554,281	$532,117
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(41,764)	239	(45,404)
Stock-based compensation	7,388	5,223	2,342
Depreciation	3,731	3,831	3,686
Amortization of debt issuance costs and original issue discount	19,872	33,034	5,976
Change in allowance for credit losses	244,517	—	—
Loss on impairment	—	—	12,334
Loss on extinguishment of debt	39,059	58,143	23,040
Gain upon lease modification	(333,352)	—	—
Deferred income taxes	—	—	(348)
Change in operating assets and liabilities:
Other assets	(3,065)	(5,635)	(22,945)
Accrued interest	26,269	5,969	(7,411)
Deferred revenue	23,319	26,735	(24,512)
Other liabilities	1,458	339	25,207
Net cash provided by operating activities	883,640	682,159	504,082

Cash flows from investing activities
Investments in leases - sales-type and direct financing	(1,407,260)	(1,812,404)	(771,507)
Investments in leases - financing receivables	(2,694,503)	—	—
Investments in loans	(535,476)	—	—
Principal repayments of lease financing receivables	1,961	—	—
Lease modification fee	—	—	159,000
Capitalized transaction costs	(264)	(8,698)	(6,780)
Investments in short-term investments	(19,973)	(440,353)	(942,311)
Maturities of short-term investments	59,474	901,756	421,434
Proceeds from sale of real estate	50,050	1,044	186
Acquisition of property and equipment	(2,768)	(2,724)	(899)
Net cash used in investing activities	(4,548,759)	(1,361,379)	(1,140,877)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

Cash flows from financing activities
Proceeds from offering of common stock	1,539,748	1,164,307	2,001,493
Proceeds from February 2020 Senior Unsecured Notes	2,500,000	—	—
Proceeds from November 2019 Senior Unsecured Notes	—	2,250,000	—
Payment of Second Lien Notes	(537,538)	—	(290,058)
Payment of CPLV CMBS Debt	—	(1,663,544)	—
Payment of Term Loan B Facility	—	—	(100,000)
Payment of Revolving Credit Facility	—	—	(300,000)
CPLV CMBS Debt prepayment penalty reimbursement	55,401	—	—
Repurchase of stock for tax withholding	(207)	—	—
Debt issuance costs	(57,794)	(56,055)	(1,117)
Distributions to non-controlling interest	(8,186)	(8,084)	(9,800)
Dividends paid	(612,205)	(503,958)	(262,682)
Net cash provided by financing activities	2,879,219	1,182,666	1,037,836

Net increase in cash, cash equivalents and restricted cash	(785,900)	503,446	401,041
Cash, cash equivalents and restricted cash, beginning of period	1,101,893	598,447	197,406
Cash, cash equivalents and restricted cash, end of period	$315,993	$1,101,893	$598,447

Supplemental cash flow information:
Cash paid for interest	$262,464	$209,379	$213,309
Cash paid for income taxes	561	2,590	1,375
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$177,894	$137,149	$116,503
Lease liabilities arising from obtaining right-of-use assets	282,054	26,516	—
Transfer of Investments in leases - operating to Investments in leases - sales-type and direct financing due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	1,023,179	—	—
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	63,479	—	—
Transfer of Investments in leases - operating to Land	—	—	22,189
Transfer of Investments in leases - sales-type and direct financing to Investments in leases - operating	—	—	10,967
CPLV CMBS Debt prepayment penalty reimbursement receivable from Eldorado	—	55,401	—
Non-cash change in Investments in leases - financing receivables	8,116	—	—
Debt issuance costs payable	—	16,066	—
Deferred transaction costs payable	496	1,314	742
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
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation, and co-issuer of the Senior Unsecured Notes.
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
“Eldorado/Caesars Merger” refers to the merger consummated on July 20, 2020 under an Agreement and Plan of Merger pursuant to which a subsidiary of Eldorado merged with and into Pre-Merger Caesars, with Pre-Merger Caesars surviving as a wholly owned subsidiary of Caesars (which changed its name from Eldorado in connection with the closing of the Eldorado/Caesars Merger).
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
“Joliet Lease Agreement” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
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
“Non-CPLV Lease Agreement” refers to the lease agreement for regional properties (other than the facility in Joliet, Illinois) leased to Pre-Merger Caesars prior to the consummation of the Eldorado Transaction, as amended from time to time, which was replaced by the Regional Master Lease Agreement upon the consummation of the Eldorado Transaction.
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
“Regional Master Lease Agreement” refers to the lease agreement for the regional properties (other than the facility in Joliet, Illinois) leased to Caesars, as amended from time to time, from and after the consummation of the Eldorado Transaction.
“Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo, as amended from time to time.
“Senior Unsecured Notes” refers collectively to the November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes.
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
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of December 31, 2020, our national, geographically diverse portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impact of the COVID-19 Pandemic on our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Among the broader public health, societal and global impacts, the COVID-19 pandemic resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, resulting in temporary closures of our tenants’ operations at all of our properties. Our golf course business has also been impacted, with all four courses temporarily ceasing operations in March 2020 as a result of the COVID-19 pandemic, although our golf courses were subsequently reopened in early to mid-May 2020 in compliance with applicable regulations and restrictions. Although the operations of all of our properties are currently open, they remain subject to any current or future operating limitations or closures imposed by state and local governments and/or regulatory authorities. As a result, our tenants’ facilities at our properties are generally operating at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions, or whether they will be subject to additional restrictions or forced to close again in the future.
The full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability and efficacy of one or more approved vaccines, and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including our tenants’ financial performance and the duration and extent of operating limitations, reduced capacity requirements and any additional required closures. We continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants. All of our tenants have fulfilled their rent obligations in full through February 2021 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their operations, liquidity and financial performance.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable Segments
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and real estate lending activities and represents the substantial majority of our business. The golf course business segment consists of four golf courses, each of which is an operating segment and is aggregated into one reportable segment.
Corporate and overhead costs are allocated to reportable segments based upon revenue or headcount. Management believes that the assumptions and methodologies used in the allocation of such expenses are reasonable.
Cash and Cash Equivalents
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are stated at the lower of cost or market value.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $20.0 million and $59.5 million of short-term investments as of December 31, 2020 and 2019, respectively.
Investments in Leases - Sales-type and Direct Financing, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a sales-type, direct financing or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a sales-type lease or direct financing lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long term nature of our leases, the land and building components of an investment generally have the same lease classification.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases, direct financing leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under sales-type leases, direct financing leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type and direct financing leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type and direct financing, net or Investments in leases - financing receivables, net, as applicable.
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception, the land was determined to be an operating lease and

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Initial direct costs incurred in connection with entering into investments classified as sales-type leases or direct financing are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations. In connection with the reassessment of the lease classification and mark to fair value of the Caesars Lease Agreements, any initial direct costs capitalized prior to the Eldorado Transaction were written off as part of the gain upon lease modification.
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
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the year ended December 31, 2020.
Refer to Note 6 - Allowance for Credit Losses for further information.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Land
Our investments in land are held at historical cost and comprised of the following:
•Las Vegas Land. We own certain underdeveloped or undeveloped land adjacent to the Las Vegas strip.
•Vacant, Non-Operating Land. We own certain vacant, non-operating land parcels located outside of Las Vegas.
•Eastside Property. In 2017, we sold 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, to Caesars for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put/call option on the land parcels and the Caesars Forum Convention Center. The amount of $73.6 million is presented as Land with a corresponding amount of $73.6 million recorded as Deferred financing liability in our Consolidated Balance Sheet.
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
We previously recorded the sub-lease income as a component of General and administrative expenses on a net basis with the sub-lease expense. Beginning with the three months ended March 31, 2020, we re-classified these amounts to be presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the year ended December 31, 2019, such amounts, included net in General and administrative expenses, were $2.9 million.
For the year ended December 31, 2018, Other income and Other expense represents real estate taxes paid directly by our tenants to taxing authorities which were required to be recorded gross on our Balance Sheets and Income Statements, as we concluded we are the primary obligor. Upon adoption of ASC 842, “Leases” (“ASC 842”) in 2019, such amounts are presented net, as the tenants pay the real estate taxes directly to the applicable taxing authority.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Golf Revenues
Subsidiaries of VICI Golf and subsidiaries of Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby the subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2020, payments under the Golf Course Use Agreement were comprised of a $10.3 million annual membership fee, $3.2 million of use fees and approximately $1.3 million of minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-Based Compensation
We account for stock-based compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. For non-vested share awards that vest over a predetermined time period, we use the 10-day volume weighted average price using the 10 trading days ending on the grant date. For non-vested share awards that vest based on market conditions, we use a Monte Carlo simulation (risk-neutral approach) to determine the value of each tranche.
The unrecognized compensation relating to awards under our stock incentive plan will be amortized to general and administrative expense over the awards’ remaining vesting periods. Vesting periods for award of equity instruments range from zero to four years.
See Note 14—Stock-Based Compensation for further information related to the stock-based compensation.
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
See Note 13—Earnings Per Share for the detailed EPS calculation.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Underwriting Commissions and Offering Costs
Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred.
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Lease Agreements represented 84%, 93% and 100% of our lease revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 30%, 33% and 36% of our lease revenues for the years ended December 31, 2020, 2019 and 2018, respectively. We do not believe there are any other significant concentrations of credit risk.
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
Each time we enter into a new sales-type or direct financing lease, lease financing receivable or loan, we will be required to estimate a credit allowance which will result in a non-cash charge to the Statement of Operations and a corresponding reduction in our net investment in the asset. Finally, each reporting period we are required to update the estimated allowance for any estimated changes in the credit loss, with the resulting change being recorded on the Statement of Operations and a corresponding change in our net investment in the asset.
Refer to Note 6 - Allowance for Credit Losses for further information.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4 — Property Transactions
Summary of Recent Activities
2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Caesars Southern Indiana Lease Agreement
On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana, at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for VICI Properties on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and EBCI. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars. The transaction is subject to customary regulatory and other approvals and is expected to be completed in the second half of 2021. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other governmental approvals) and are expected to be completed in the third quarter of 2021.
Sale of Bally’s Atlantic City
On November 18, 2020, we and Caesars closed on the previously announced transaction to sell Bally’s Atlantic City Hotel & Casino for $25.0 million to Bally’s Corporation. We received approximately $19.0 million of the proceeds from the sale and Caesars received approximately $6.0 million of the proceeds. We did not recognize any gain or loss on the sale of Bally’s Atlantic City as the asset was sold at its carrying amount. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
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
Caesars Forum Convention Center Mortgage Loan
On September 18, 2020, we entered into a mortgage loan agreement with a subsidiary of Caesars (the “Forum Convention Center Borrower”) pursuant to which we loaned $400.0 million to the Forum Convention Center Borrower for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”).
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In addition, in connection with the consummation of the Forum Convention Center Mortgage Loan, we and Caesars waived the conditionality of the consummation of such loan transaction on the consummation of the potential acquisition of approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ Hotel & Casino, Bally’s Las Vegas, Paris Las Vegas and Planet Hollywood gaming facilities (the “Las Vegas Land”) as initially contemplated by the letter of intent. While the parties may evaluate the potential transaction involving the Las Vegas Land in the future, the parties are not actively pursuing consummation of the transaction at this time and we are under no obligation to purchase the Las Vegas Land, and, as such, there can be no assurances that the Las Vegas Land acquisition will close on the contemplated terms or at all.
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
Sale of Louisiana Downs
On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We are entitled to receive $5.5 million of the proceeds from the sale and Caesars is entitled to $16.5 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which we anticipate will close in the first half of 2021 and remains subject to regulatory approval and customary closing conditions.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of December 31, 2020), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
•CPLV CMBS Refinancing. We were obligated to cause the CPLV CMBS Debt to be repaid in full prior to the consummation of the Eldorado/Caesars Merger. In November 2019, we repaid the CPLV CMBS Debt in full resulting in a prepayment penalty of $110.8 million, of which $55.4 million was reimbursed by Caesars upon the consummation of the Eldorado Transaction in accordance with the MTA.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fund the Eldorado Transaction. The commitments under the Bridge Facilities were fully terminated at our election in June 2020.
JACK Lease Agreement Amendment and Amended and Restated ROV Loan
On July 16, 2020, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “JACK Lease Agreement Amendment”), pursuant to which, among other things, we agreed to fund $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the JACK Lease Agreement Amendment. In connection with the construction of the gaming patio, commencing on April 1, 2022, rent under the JACK Cleveland/Thistledown Lease Agreement (as amended by the JACK Lease Agreement Amendment) will be increased by an incremental $1.8 million. The JACK Lease Agreement Amendment also provides for relief with respect to certain existing covenants through March 31, 2022, adds an additional 5 years to the initial lease term, with the tenant under the JACK Cleveland/Thistledown Lease Agreement having three (rather than four) five-year renewal options as a result of such extension of the initial lease term, and provides for rent escalation to begin in 2022 rather than 2021. The JACK Lease Agreement Amendment does not provide for a reduction or deferral of the tenant’s rent obligations. The tenant’s obligations under the JACK Lease Agreement Amendment are guaranteed by Rock Ohio Ventures LLC (“Rock Ohio Ventures”). Pursuant to the Jack Lease Agreement Amendment, the relief provided thereunder is conditioned upon (i) the tenant’s timely payment of rent obligations under the JACK Cleveland/Thistledown Lease Agreement and (ii) no tenant event of default occurring under the JACK Cleveland/Thistledown Lease Agreement during the compliance period set forth in the JACK Lease Agreement Amendment.
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
Omnibus Capex Amendments to Caesars Leases
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition of JACK Cleveland/Thistledown
On January 24, 2020, we completed the acquisition of the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease has an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan were subsequently amended on July 16, 2020 as described above under “— JACK Lease Agreement Amendment and Amended and Restated ROV Loan.” We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease Agreement is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses in accordance with ASC 310.
2019 Transactions
Our significant activities in 2019, in reverse chronological order, are as follows:
Acquisition of Century Portfolio
On December 6, 2019, we completed the acquisition of the Century Portfolio, comprised of the land and real estate assets of (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Lady Luck Casino Caruthersville located in Caruthersville, Missouri, and (iii) Isle Casino Cape Girardeau located in Cape Girardeau, Missouri from affiliates of Eldorado, for approximately $277.8 million, and a subsidiary of Century Casinos acquired the operating assets of the Century Portfolio for approximately $107.2 million (together, the “Century Portfolio Acquisition”). Simultaneous with the closing of the Century Portfolio Acquisition, we entered into a master triple-net lease agreement for the Century Portfolio with a subsidiary of Century Casinos. The Century Portfolio Lease Agreement has an aggregate initial total annual rent of $25.0 million and an initial term of 15 years, with four five-year tenant renewal options. The tenants’ obligations under the Century Portfolio Lease Agreement are guaranteed by Century Casinos. We determined that the land and building components of the Century Portfolio Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related transaction and acquisition expenses, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Acquisition of Hard Rock Cincinnati
On September 20, 2019, we completed the acquisition of the casino-entitled land and real estate and related assets of Hard Rock Cincinnati, located in Cincinnati, Ohio from affiliates of JACK Entertainment LLC, for approximately $558.3 million, and a subsidiary of Hard Rock acquired the operating assets of the Hard Rock Cincinnati Casino for $186.5 million (together, the “Hard Rock Cincinnati Acquisition”). Simultaneous with the closing of the Hard Rock Cincinnati Acquisition, we entered into a triple-net lease agreement for Hard Rock Cincinnati with a subsidiary of Hard Rock. The Hard Rock Cincinnati Lease Agreement has an initial total annual rent of $42.8 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Hard Rock Cincinnati Lease Agreement are guaranteed by Seminole Hard Rock. We determined that the land and building components of the Hard Rock Cincinnati Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Acquisition of Greektown
On May 23, 2019, we completed the acquisition from affiliates of JACK Entertainment LLC of the land and real estate assets associated with Greektown, for $700.0 million in cash, and an affiliate of Penn National acquired the operating assets of Greektown for $300.0 million in cash (together, the “Greektown Acquisition”). Simultaneous with the closing of the Greektown Acquisition, we entered into a triple-net lease agreement for Greektown with a subsidiary of Penn National. The Greektown Lease Agreement has an initial total annual rent of $55.6 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Greektown Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Greektown Lease Agreement meet the

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Acquisition of Margaritaville
On January 2, 2019, we completed the acquisition of the land and real estate assets of Margaritaville for $261.1 million. Penn National acquired the operating assets of Margaritaville for $114.9 million. Simultaneous with the closing of this transaction, we entered into a triple-net lease agreement with a subsidiary of Penn National. The Margaritaville Lease Agreement has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year tenant renewal options. The tenant’s obligations under the Margaritaville Lease Agreement are guaranteed by Penn National and certain of its subsidiaries. We determined that the land and building components of the Margaritaville Lease Agreement meet the definition of a sales-type lease and have recorded the corresponding asset, including related acquisition and transaction costs, in Investments in leases - sales-type and direct financing on our Balance Sheet.
Note 5 — Real Estate Portfolio
As of December 31, 2020, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple net basis to our tenants, Caesars, Penn National, Hard Rock and Century Casinos, under seven separate lease agreements;
•Investments in leases - financing receivables, representing our investment in five casino assets leased on a triple net basis to our tenants, Caesars and JACK Entertainment, under two separate lease agreements;
•Investments in loans, representing our investment in the Amended and Restated ROV Loan, Chelsea Piers Mortgage Loan and Forum Convention Center Mortgage Loan; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Minimum lease payments receivable under sales-type and direct financing leases (1)	$45,500,260	$31,460,712
Estimated residual values of leased property (not guaranteed)	3,348,174	2,525,469
Gross investment in sales-type and direct financing leases	48,848,434	33,986,181
Unamortized initial direct costs	23,764	42,819
Less: Unearned income	(35,390,353)	(23,294,755)
Less: Allowance for credit losses	(454,201)	—
Investments in leases - sales-type and direct financing, net	13,027,644	10,734,245
Investments in leases - operating (2)	—	1,086,658
Investments in leases - financing receivables, net	2,618,562	—
Total investments in leases, net	15,646,206	11,820,903
Investments in loans, net	536,721	—
Land	158,190	94,711
Total real estate portfolio	$16,341,117	$11,915,614
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the components of our income from sales-type, direct financing and operating leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income from sales-type and direct financing leases, excluding contingent rent (1)	$1,007,193	$822,205	$741,564
Income from operating leases (2)	25,464	43,653	47,972
Income from lease financing receivables (1) (3)	137,344	—	—
Total revenue, excluding contingent rent	1,170,001	865,858	789,536
Contingent rent (1)	315	—	—
Total lease revenue	1,170,316	865,858	789,536
Non-cash adjustment (4)	(39,883)	239	(45,404)
Total contractual lease revenue	$1,130,433	$866,097	$744,132
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of December 31, 2020, we have only recognized contingent rent on our Margaritaville Lease Agreement in relation to the variable rent portion of the lease. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
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
(4) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At December 31, 2020, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2021	$1,062,373	$222,581	$1,284,954
2022	1,075,944	227,017	1,302,961
2023	1,094,796	231,332	1,326,128
2024	1,112,711	235,421	1,348,132
2025	1,126,826	237,826	1,364,652
Thereafter	40,027,610	8,239,619	48,267,229
Total	$45,500,260	$9,393,796	$54,894,056

Weighted Average Lease Term (2)	34.5	34.4	34.4
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements (both prior and subsequent to the modifications that occurred on July 20, 2020 as a result of the consummation of the Eldorado Transaction):

($ In thousands)	Non-CPLV Lease Agreement and Joliet Lease Agreement	Regional Master Lease Agreement and Joliet Lease Agreement	CPLV Lease Agreement	HLV Lease Agreement	Las Vegas Master Lease Agreement
Lease Provision (1)	Prior to Amendment	As Amended	Prior to Amendment	Prior to Amendment	As Amended
Initial Term (2)	15 years	18 years	15 years	15 years	18 years
Initial Term maturity (2)	10/31/2032	7/31/2035	10/31/2032	12/31/2032	7/31/2035
Renewal Terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms
Current annual rent (3)	$508,534	$672,472	$207,745	$89,157	$402,609
Escalator (4)	Lease years 2-5 - 1.5% Lease years 6-15 - Consumer price index (“CPI”) subject to 2.0% floor	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2.0% / Change in CPI	Lease years 2-5 - 1.0% Lease years 6-15 - > 2.0% floor / change in CPI	> 2.0% / change in CPI
EBITDAR to Rent Ratio floor	1.2x commencing lease year 8	None	1.7x commencing lease year 8	1.6x commencing lease year 6	None
Variable Rent adjustment	Year 8: 70% base rent / 30% variable rent Year 11: 80% base rent / 20% variable rent	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8 & 11: 80% base rent / 20% variable rent	Year 8 & 11: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent
Variable Rent adjustment calculation (5)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease has a full 15-year initial term.
(3) Prior to amendment, with respect to the Non-CPLV Lease Agreement, Joliet Lease Agreement and CPLV Lease Agreement, the amount represents the annual base rent payable for the then current lease year, which was the period from November 1, 2019 through October 31, 2020. In relation to the HLV Lease Agreement, prior to its termination and the inclusion of the Harrah’s Las Vegas and Caesars Palace Las Vegas assets in the Las Vegas Master Lease Agreement, the amount represents annual base rent payable for the then current lease year, which was the period from January 1, 2020 through December 31, 2020. Subsequent to the consummation of the Eldorado Transaction and the amendments in connection therewith, (i) with respect to the Regional Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, which is the period from November 1, 2020 through October 31, 2021, inclusive of the additional rent associated with the MTA Properties and (ii) with respect to the Las Vegas Master Lease Agreement, the amounts represent the current annual base rent payable for the current lease year, which is the period from November 1, 2020 through October 31, 2021, inclusive of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2020, 2019 and 2018.
(5) Variable Rent is not subject to the Escalator.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Penn National Lease Agreements - Overview
The following is a summary of the material provisions of the Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Initial term maturity	1/31/2034	5/23/2034
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,462	$55,556
Escalation commencement (2)	Lease year two	Lease year four
Escalation	2.0% of Building base rent, subject to the net revenue to rent ratio floor	2.0% of Building base rent, subject to the net revenue to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year four
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,384 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from February 1, 2021 through January 31, 2022. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from June 1, 2020 through May 31, 2021.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the year ended December 31, 2020, we recognized approximately $0.3 million, in contingent rent in relation to the Margaritaville Lease Agreement escalation. No such rent has been recognized for the years ended December 31, 2019 and 2018. In relation to the Greektown Lease Agreement, no such rent has been recognized for the years ended December 31, 2020, 2019 and 2018.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of the Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	9/30/2034
Renewal terms	Four, five-year terms
Current annual rent (1)	$43,391
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease years 5-15 - The greater of 2.0% or the change in CPI unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% base rent and 20% variable rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from October 1, 2020 through September 30, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2020, 2019 and 2018.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.
Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of the Century Portfolio Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	12/31/2034
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,250
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in CPI
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from January 1, 2020 through December 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2020, 2019 and 2018.
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
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from February 1, 2021 through January 31, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2020, 2019 and 2018.
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

Provision	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues for CPLV (commencing in 2022 with respect to HLV) (1)
Rolling three-year minimum (2)	$311 million	$84 million
Initial minimum capital expenditure	N/A	$171 million (2017 - 2021) (with respect solely to HLV)
____________________
(1) The lease agreements require a $114.5 million floor on annual capital expenditures for CPLV, Joliet and the Regional Master Lease Agreement properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) Certain tenants under the Caesars Lease Agreements, as applicable, are required to spend $405.2 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $311.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.2 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease Agreement in such proportion as such tenants may elect. Additionally, the tenants under the Regional Master Lease Agreement and Joliet Lease Agreement are required to expend a minimum of $566.7 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $405.2 million requirement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Loan Portfolio
The following is a summary of our investments in loans as of December 31, 2020:

($ In thousands)
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,045	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,880	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	70,000	71,796	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$536,721	$40,000	7.8%
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Loss on Impairment
During the quarter ended September 30, 2018 we undertook a short-term strategic initiative to monetize certain vacant, non-operating land parcels included in Land on our Balance Sheet. In relation to this initiative, we determined that the fair value of these certain land parcels was lower than their current carrying values and recognized an impairment charge of $12.3 million, based on the anticipated sales prices or sales comparison approach. The impairment loss recorded was the result of various factors including changes in market conditions, strategic assessment and environmental and zoning issues that were identified during the sales process.
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
Allowance for Credit Losses
During the year ended December 31, 2020, we recognized a $244.5 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the MTA Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, (ii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020, (iii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger and (iv) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the COVID-19 pandemic. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the years ended December 31, 2019 and 2018.
As of December 31, 2020 and 2019, and since our Formation Date, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status. Additionally, to the best of our knowledge, none of our tenants were in contravention of any of the Lease Agreements.
The following tables detail the allowance for credit losses included as a component in our Investments in leases - sales-type and direct financing, Investments in leases - financing receivables and Investments in loans as of December 31, 2020 and January 1, 2020, the date of adoption:

	December 31, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type and direct financing	$13,481,845	$(454,201)	$13,027,644	3.37%
Investments in leases - financing receivables	2,709,520	(90,958)	2,618,562	3.36%
Investments in loans	538,547	(1,826)	536,721	0.34%
Other assets - sales-type sub-leases	284,376	(6,894)	277,482	2.42%
Totals	$17,014,288	$(553,879)	$16,460,409	3.26%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type and direct financing	$10,734,245	$(309,362)	$10,424,883	2.88%
Investments in leases - financing receivables	—	—	—	—%
Investments in loans	—	—	—	—%
Totals	$10,734,245	$(309,362)	$10,424,883	2.88%
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the year ended December 31, 2020:

(In thousands)	Year Ended December 31, 2020
Beginning Balance December 31, 2019	$—
Initial allowance upon adoption	309,362
Initial allowance from current period investments	90,368
Current period change in credit allowance	154,149
Charge-offs	—
Recoveries	—
Ending Balance December 31, 2020	$553,879
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2020 and January 1, 2020, the date of adoption:

	December 31, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type, direct financing and financing receivable, Investments in loans and Other assets	$—	$—	$15,733,402	$934,628	$281,246	$65,012	$17,014,288

	January 1, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type, direct financing and financing receivable, Investments in loans	$1,527,776	$—	$8,926,229	$280,240	$—	$—	$10,734,245
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Sales-type sub-leases	$277,482	$8,688
Property and equipment used in operations, net	69,204	70,406
Right of use assets	17,507	17,738
Debt financing costs	8,879	14,575
Tenant receivable for property taxes	3,384	—
Interest receivable	2,746	1,626
Prepaid expenses	2,710	3,252
Deferred acquisition costs	1,788	11,134
Other receivables	803	60,111
Other	2,027	1,108
Total other assets	$386,530	$188,638
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Land and land improvements	$59,115	$59,346
Buildings and improvements	14,697	14,805
Furniture and equipment	7,020	4,523
Total property and equipment used in operations	80,832	78,674
Less: accumulated depreciation	(11,628)	(8,268)
Total property and equipment used in operations, net	$69,204	$70,406

	Year Ended December 31,
(In thousands)	2020	2019	2018
Depreciation expense	$3,731	$3,831	$3,686
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Finance sub-lease liabilities	$284,376	$8,688
Derivative liability	92,521	65,078
Lease liabilities	17,507	17,738
Accrued payroll and other compensation	8,474	7,369
Other accrued expenses	6,518	21,023
Deferred income taxes	3,533	3,382
Accounts payable	734	640
Total other liabilities	$413,663	$123,918

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8 — Debt
The following tables detail our debt obligations as of December 31, 2020 and 2019:

($ In thousands)	December 31, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,080,974
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532

($ in thousands)	December 31, 2019
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 2.00%	2,100,000	2,076,962
Second Lien Notes (5)	2023	8.00%	498,480	498,480
Senior Unsecured Notes (4)
2026 Notes	2026	4.25%	1,250,000	1,231,227
2029 Notes	2029	4.625%	1,000,000	984,894
Total Debt			$4,848,480	$4,791,563
____________________
(1)Carrying value is net of original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. On May 15, 2019, we amended our Revolving Credit Facility to, among other things, increase borrowing capacity by $600.0 million to a total of $1.0 billion and extend the maturity date to May 2024. After giving effect to the amendments executed on May 15, 2019, borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, after giving effect to the amendments executed on May 15, 2019, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. The commitment fee was 0.375% as of December 31, 2020.
(3)Interest on any outstanding balance is payable monthly. In connection with the repricing of the Term Loan B Facility in January 2020, the interest rate was decreased to LIBOR plus 1.75%. As of December 31, 2020 and 2019, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
(5)The Second Lien Notes were redeemed in full on February 20, 2020 with a portion of the proceeds from the February 2020 Senior Unsecured Notes offering.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2020:

($ in thousands)	Future Minimum Payments
2021	$—
2022	10,000
2023	22,000
2024	2,068,000
2025	750,000
Thereafter	4,000,000
Total minimum repayments	$6,850,000
Senior Unsecured Notes
November 2019 Senior Unsecured Notes
On November 26, 2019, the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Issuers”), our wholly owned subsidiaries, issued (i) $1,250.0 million in aggregate principal amount of 4.250% 2026 Notes, which mature on December 1, 2026, and (ii) $1,000.0 million in aggregate principal amount of 4.625% 2029 Notes, which mature on December 1, 2029, under separate indentures, each dated as of November 26, 2019, among the Issuers, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (the “Trustee”). We used a portion of the net proceeds of the offering to repay in full the CPLV CMBS Debt, and pay certain fees and expenses including the net prepayment penalty of $55.4 million. On January 24, 2020, the remaining net proceeds were used to pay for a portion of the purchase price of the JACK Cleveland/Thistledown Acquisition.
Interest on the November 2019 Senior Unsecured Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The 2026 Notes and 2029 Notes are redeemable at our option, in whole or in part, at any time on or after December 1, 2022 and December 1, 2024, respectively, at the redemption prices set forth in the respective indenture. We may redeem some or all of the 2026 Notes or the 2029 Notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to December 1, 2022, we may redeem up to 40% of the aggregate principal amount of the 2026 Notes or the 2029 Notes using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
February 2020 Senior Unsecured Notes
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 3.500% 2025 Notes, which mature on February 15, 2025, (ii) $750.0 million in aggregate principal amount of 3.750% 2027 Notes, which mature on February 15, 2027, and (iii) $1,000.0 million in aggregate principal amount of 4.125% 2030 Notes, which mature on August 15, 2030, under separate indentures, each dated as of February 5, 2020, among the Issuers, the subsidiary guarantors party thereto and the Trustee. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020), and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of approximately $537.5 million.
Interest on the February 2020 Senior Unsecured Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year. The 2025 Notes, 2027 Notes and 2030 Notes are redeemable at our option, in whole or in part, at any time on or after February 15, 2022, February 15, 2023, and February 15, 2025, respectively, at the redemption prices set forth in the respective indenture. We may redeem some or all of the 2025 Notes, 2027 Notes or 2030 Notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to February 15, 2022, with respect to the 2025 Notes, and February 15, 2023, with respect to the 2027 Notes and 2030 Notes, we may redeem up to 40% of the aggregate principal amount of the 2025 Notes, 2027 Notes or 2030 Notes using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Guarantee and Financial Covenants
The November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes (together, the “Senior Unsecured Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each existing and future direct and indirect wholly owned material domestic subsidiary of the Operating Partnership that incurs or guarantees certain bank indebtedness or any other material capital market indebtedness, other than certain excluded subsidiaries and the Co-Issuer.
The Operating Partnership and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated through entities that are not direct or indirect subsidiaries of the Operating Partnership or obligors of the Senior Unsecured Notes. Refer to Note 16 - Segment Information for more information about our segments.
The respective indentures for the Senior Unsecured Notes each contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of December 31, 2020, the restricted net assets of the Operating Partnership were approximately $8.0 billion.
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
On May 15, 2019, VICI PropCo, entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, pursuant to which certain lenders agreed to provide VICI PropCo with incremental revolving credit commitments and availability under the revolving credit facility in the aggregate principal amount of $600.0 million on the same terms as VICI PropCo’s previous revolving credit facility under the Revolving Credit Facility. After giving effect to Amendment No. 2, the Credit Agreement, provided total borrowing capacity pursuant to the revolving credit commitments in the aggregate principal amount of $1.0 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Amended and Restated Credit Agreement contains customary covenants that are consistent with those set forth in the Credit Agreement (except as to the financial covenants described above), which, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Amended and Restated Credit Agreement) subject to no event of default under the Amended and Restated Credit Agreement and pro forma compliance with the financial covenant pursuant to the Amended and Restated Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets or $30 million. We are also subject to the financial covenants under the Revolving Credit Facility, as previously described above.
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
Refer to Note 9 — Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into the Commitment Letter with the Bridge Lender, pursuant to which and subject to the terms and conditions set forth therein, the Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate, for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. The Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The commitment fee was equal to, with respect to any commitments that are terminated prior to July 22, 2019, 0.25% of such commitments, with respect to any commitments that are outstanding on July 22, 2019 and are terminated prior to June 24, 2020, 0.50% of such commitments, with respect to any commitments that are outstanding on June 24, 2020 and are terminated prior to September 24, 2020, 0.75% of such commitments, and with respect to any commitments that are outstanding on September 24, 2020, 1.00% of such commitments. The structuring fee was equal to 0.10% of the total aggregate commitments at the date of the Commitment Letter and is payable as such commitments are terminated. For the years ended December 31, 2020 and 2019, we have recognized $3.1 million and $26.0 million, respectively, of fees related to the Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the year ended December 31, 2018 as the Bridge Facilities were originated in 2019.
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
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. In February 2018, we used a portion of the proceeds from our initial public offering to redeem $268.4 million of the Second Lien Notes, which represented 35% of the original aggregate principal amount, at a redemption price of 108% plus accrued and unpaid interest to the date of redemption. Due to the partial redemption of the Second Lien Notes, we recognized a loss on extinguishment of debt of $23.0 million during the year ended December 31, 2018. On February 20, 2020 we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium, for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million during the year ended December 31, 2020.
CPLV CMBS Debt
The CPLV CMBS Debt was incurred on October 6, 2017 pursuant to a loan agreement, and was secured by a first priority lien on all of the assets of CPLV Property Owner LLC, as borrower. On November 26, 2019, we used the proceeds from the November 2019 Senior Unsecured Notes offering to repay in full the CPLV CMBS Debt. Due to the prepayment of the CPLV CMBS Debt, we recognized a loss on extinguishment of debt of $58.1 million during the year ended December 31, 2019, the majority of which related to the prepayment penalty.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2020, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third party financial institutions having an aggregate notional amount of $1.5 billion. On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297% and 2.3802%, respectively. For the duration of the interest rate swap transactions, we are only subject to interest rate risk on $100.0 million of variable rate debt. Subsequent to year end, on January 22, 2021, two interest rate swap agreements having an aggregate notional amount of $500.0 million and a fixed interest rate of 2.3802% matured.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021

($ in thousands)	December 31, 2019
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of December 31, 2020 and 2019, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Unrealized loss recorded in other comprehensive income	$(27,443)	$(42,954)	$(22,124)
Interest recorded in interest expense	$42,797	$9,269	$6,305
Note 10 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$19,973	$—	$19,973	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$92,521	$—	$92,521	$—

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$59,474	$—	$59,474	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$65,078	$—	$65,078	$—
____________________
(1)The carrying value of these investment is equal to their fair value due to the short-term nature of the investments as well as their credit quality.
(2)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments at December 31, 2020 and 2019 for which fair value is only disclosed are as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,618,562	$2,684,955	$—	$—
Investments in loans (1)	536,721	538,151	—	—
Cash and cash equivalents	315,993	315,993	1,101,893	1,101,893
Financial liabilities:
Debt (2)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,080,974	2,065,875	2,076,962	2,110,500
Second Lien Notes	—	—	498,480	538,358
2025 Notes	740,333	766,875	—	—
2026 Notes	1,233,119	1,296,875	1,231,227	1,287,500
2027 Notes	739,733	763,125	—	—
2029 Notes	985,730	1,070,000	984,894	1,045,000
2030 Notes	985,643	1,045,000	—	—
____________________
(1)These investments represent the (i) JACK Cleveland/Thistledown Lease Agreement and the MTA Properties, and (ii) the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan, all of which were made during year ended December 31, 2020. Given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
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
We valued the real estate portfolio using a rent multiple taking into consideration a variety of factors, including (i) asset quality and location, (ii) property and lease-level operating performance and (iii) supply and demand dynamics of each property’s respective market. With respect to certain assets for which were subject to signed sale agreements as of the date of reassessment, and were subject to removal from the Regional Master Lease Agreement upon consummation of such

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions, which includes Harrah’s Reno, Bally’s Atlantic City and Louisiana Downs, these assets were recorded at fair value using the contract price less costs to sell.
As a result of the re-measurement of the Caesars Lease Agreements to fair value, we recognized a $333.4 million gain upon lease modification in our Statement of Operations during the year ended December 31, 2020.
The following table summarizes our assets measured at fair value on a non-recurring basis in relation to the gain upon modification of the Caesars Lease Agreements on July 20, 2020 the date of modification:

	July 20, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Investments in sales-type leases - Caesars Lease Agreements (1)	$10,228,465	$—	$—	$10,228,465
Investments in sales-type leases - assets subject to sales agreements (2)	$55,325	$—	$55,325	$—
____________________
(1) The fair value measurement of the Caesars Lease Agreements excludes the MTA Properties Acquisitions, HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition as these transactions occurred in connection with the Eldorado Transaction and the investments are measured at historical cost.
(2) Represents the Harrah’s Reno, Bally’s Atlantic City and Louisiana Downs assets, which were subject to sales agreements at the date of the modification. The fair value of these investments is based on the contract price and represents a Level 2 measurement as defined in ASC 820.
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
Note 11 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2020, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2021 and 2030, respectively. The weighted average remaining lease term as of December 31, 2020 under our operating leases was 15.4 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf expenses and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Rent expense	$2,008	$1,622	$1,519
Cash paid for rent	$1,600	$1,257	$1,297

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On May 10, 2019 we entered into a lease agreement for new office space in New York, NY for our corporate headquarters. The lease has a 10-year term, with one 5-year extension option and requires a fixed annual rent of $0.9 million. We determined the lease was an operating lease and the discount rate for the lease was determined to be 5.3% based on the yield of our secured borrowings, adjusted to match borrowings of similar terms.
On January 1, 2019, upon adoption of ASC 842, we recorded an $11.1 million right of use asset and a corresponding lease liability within Other assets and Other liabilities, respectively, on our Balance Sheet, related to the ground lease of the land at the Cascata Golf Course. The discount rate for the lease was determined to be 5.5% and was based on the yield of our secured borrowings, adjusted to match borrowings of similar terms.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2020 are as follows:

(In thousands)	Lease Commitments
2020	$1,851
2021	1,808
2022	1,827
2023	1,847
2024	1,908
Thereafter	19,075
Total minimum lease commitments	$28,316
Discounting factor	10,809
Lease liability	$17,507
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of December 31, 2020 and 2019, which is primarily comprised of the HNO Ground Lease:

(In thousands)	December 31, 2020	December 31, 2019
Others assets (sales-type sub-lease)	$277,482	$8,688
Other liabilities (finance sub-lease liability)	284,376	8,688
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Rental income and expense (1)	$11,632	$410	$—
Contractual rent	$17,983	$452	$—
____________________
(1)For the year ended December 31, 2020, these amounts are presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the year ended December 31, 2019, we recorded such amounts as a component of General and administrative expenses on a net basis as these charges were not material to the Statement of Operations. For the year ended December 31, 2018 we did not record any amounts related to ground lease obligations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The future minimum lease commitments relating to the ground and use leases at December 31, 2020 are as follows:

(In thousands)	Lease Commitments
2021	$26,350
2022	26,350
2023	23,350
2024	23,350
2025	23,350
Thereafter	765,079
Total minimum lease commitments	$887,829
Discounting factor	603,453
Finance sub-lease liability	$284,376
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms and are between 6% and 8%. The weighted average remaining lease term as of December 31, 2020 under our finance leases was 37.8 years.
Note 12 — Stockholders' Equity
Stock
Authorized
We have the authority to issue 750,000,000 shares of stock, consisting of 700,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
Primary Follow-on Offerings
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
On September 28, 2020, we partially settled the June 2020 Forward Sale Agreement by delivering 3,000,000 shares of our common stock to the forward purchaser, in exchange for total net proceeds of approximately $63.0 million, which was calculated based on the net forward sale price on the settlement date of $21.04 per share. The physical settlement of the June 2020 Forward Sale Agreement is calculated based on the initial forward sale price per share of $21.37, as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the June 2020 Forward Sale Agreement.
We expect to settle the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our remaining obligations under the June 2020 Forward Sale Agreement. As of December 31, 2020, the forward share price was $20.34 and would result in us receiving approximately $547.2 million in cash proceeds if we were to physically settle the remaining shares under the June 2020 Forward Sale Agreement. Alternatively, if we were to net cash settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in a cash outflow of $138.7 million or, if we were to net share settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in us delivering approximately 5.4 million shares.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At-the-Market Offering Program
We have entered into an equity distribution agreement, as amended (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the year ended December 31, 2019, we sold a total of 6,107,633 shares under the ATM Program for net proceeds of $128.3 million. We have no obligation to sell the remaining shares available for sale under the ATM Program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2020	2019
Beginning Balance January 1	461,004,742	404,729,616
Issuance of common stock in primary follow-on offerings	—	50,000,000
Issuance of common stock upon physical settlement of forward sale agreements (1)	68,000,000	—
Issuance of common stock under the at-the-market offering program	7,500,000	6,107,633
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	164,980	167,493
Ending Balance December 31	536,669,722	461,004,742
____________________
(1)Excludes the 26,900,000 remaining shares subject to the June 2020 Forward Sale Agreement as such shares are not yet settled.
(2)The years ended December 31, 2020 and 2019 excludes 239,437 share units and 157,512 share units, respectively, issued under the performance-based stock incentive program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2020 and 2019 were as follows:

Year Ended December 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300
December 10, 2020	December 23, 2020	January 7, 2021	October 1, 2020 - December 31, 2020	$0.3300

Year Ended December 31, 2019
Declaration Date	Record Date	Payment Date	Period	Dividend
March 14, 2019	March 29, 2019	April 11, 2019	January 1, 2019 - March 31, 2019	$0.2875
June 13, 2019	June 28, 2019	July 12, 2019	April 1, 2019 - June 30, 2019	$0.2875
September 12, 2019	September 27, 2019	October 10, 2019	July 1, 2019 - September 30, 2019	$0.2975
December 12, 2019	December 27, 2019	January 9, 2020	October 1, 2019 - December 31, 2019	$0.2975
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Determination of shares:
Weighted-average shares of common stock outstanding	506,141	435,071	367,226
Assumed conversion of restricted stock	412	566	91
Assumed settlement of Forward Sale Agreements	4,356	3,516	—
Diluted weighted-average shares of common stock outstanding	510,909	439,153	367,317

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Basic and Diluted Earnings Per Share

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Basic:
Net income attributable to common stockholders	$891,674	$545,964	$523,619
Weighted-average shares of common stock outstanding	506,141	435,071	367,226
Basic EPS	$1.76	$1.25	$1.43

Diluted:
Net income attributable to common stockholders	$891,674	$545,964	$523,619
Diluted weighted-average shares of common stock outstanding	510,909	439,153	367,317
Diluted EPS	$1.75	$1.24	$1.43
Note 14 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year At December 31, 2020, 11,476,479 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2020, 2019 and 2018, the Company granted approximately 179,000, 177,000 and 172,000, shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to four years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2020, 2019 and 2018 the Company granted approximately 239,000, 158,000 and 133,000 restricted stock units, respectively, under the Plan subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 0.8% - 2.7% and an expected price volatility of 13.3% - 20.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock-based compensation expense	$7,388	$5,223	$2,342

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the activity of our incentive stock, time-based restricted stock and performance-based restricted stock units:

(In thousands, except for per share data)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	123,610	$15.61
Granted	336,980	19.37
Vested	(59,954)	10.18
Forfeited	(2,383)	16.88
Canceled	—	—
Outstanding as of December 31, 2018	398,253	19.60
Granted	338,788	22.03
Vested	(121,786)	18.57
Forfeited	(13,783)	20.44
Canceled	—	—
Outstanding as of December 31, 2019	601,472	21.16
Granted	423,181	21.49
Vested	(144,694)	20.21
Forfeited	(24,655)	21.21
Canceled	—	—
Outstanding as of December 31, 2020	855,304	$21.48
As of December 31, 2020, there was $9.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
Note 15 — Income Taxes
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
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2020			2019			2018
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$381	$148	$529	$1,100	$46	$1,146	$1,693	$(459)	$1,234
State	299	3	302	563	(4)	559	126	81	207
Income tax expense (benefit)	$680	$151	$831	$1,663	$42	$1,705	$1,819	$(378)	$1,441

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020 and 2019, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Federal net operating loss	$—	$—
Accruals, reserves and other	35	96
Total deferred tax assets	35	96
Deferred tax liabilities:
Land, buildings and equipment, net	(3,568)	(3,478)
Total deferred tax liabilities	(3,568)	(3,478)
Net deferred tax liability	$(3,533)	$(3,382)
The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$188,378	21.0%	$116,757	21.0%	$112,326	21.0%
REIT income not subject to federal income tax	(187,839)	(20.9)	(115,395)	(20.8)	(111,035)	(20.8)
Pre-tax gain attributable to taxable subsidiaries	539	0.1	1,362	0.2	1,291	0.2
State income taxes, net of federal benefits	296	—	542	0.1	187	—
Non-deductible expenses and other	(4)	—	(199)	—	(37)	—
Impact of Tax Reform on deferred tax liability	—	—	—	—	—	—
Income tax expense	$831	0.1%	$1,705	0.3%	$1,441	0.2%
We declared dividends of $1.255, $1.17 and $0.9975 per common share during the years ended December 31, 2020, 2019 and 2018, respectively. For U.S. Federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2020, 2019 and 2018 are characterized as follows:

	Year Ended December 31,
($ per share)	2020	2019	2018
Ordinary dividends	$1.2225	$0.8465	$0.9251
Section 199A dividends (1)	$1.2225	$0.8159	$0.9251
Qualified dividend (1)	$—	$0.0306	$—

Non-dividend distribution	$—	$0.0985	$—
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2020, we had estimated NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2020, the 2017, 2018, and 2019 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2020 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 16 — Segment Information
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and our real estate lending activities and represents the substantial majority of our business. The golf course business segment consists of four golf courses, with each being operating segments that are aggregated into one reportable segment.
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following tables present certain information with respect to our segments:

	Year Ended December 31, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,201,782	$23,792	$1,225,574
Operating expenses	299,771	21,247	321,018
Interest expense	(308,605)	—	(308,605)
Gain upon lease modification	333,352	—	333,352
Loss on extinguishment of debt	(39,059)	—	(39,059)
Income before income taxes	894,474	2,565	897,039
Income tax expense	(276)	(555)	(831)
Net income	894,198	2,010	896,208

Total assets	$16,968,975	$94,638	$17,063,613
Total liabilities	$7,551,391	$18,477	$7,569,868

	Year Ended December 31, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$865,858	$28,940	$894,798
Operating expenses	29,583	22,716	52,299
Interest expense	(248,384)	—	(248,384)
Loss on extinguishment of debt	(58,143)	—	(58,143)
Income before income taxes	549,503	6,483	555,986
Income tax expense	(470)	(1,235)	(1,705)
Net income	549,033	5,248	554,281

Total assets	$13,177,318	$88,301	$13,265,619
Total liabilities	$5,199,029	$17,601	$5,216,630

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues (1)	$870,776	$27,201	$897,977
Operating expenses	118,973	21,050	140,023
Interest expense	(212,663)	—	(212,663)
Loss on extinguishment of debt	(23,040)	—	(23,040)
Income before income taxes	527,407	6,151	533,558
Income tax expense	—	(1,441)	(1,441)
Net income	527,407	4,710	532,117
____________________
(1)Upon the adoption of ASC 842 on January 1, 2019, we ceased recording tenant reimbursement of property taxes as these taxes are paid directly by our tenants to the applicable government entity.
Note 17 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on January 7, 2021 (as described in Note 12 - Stockholders' Equity), there were no other events relative to the Financial Statements that require additional disclosure.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$15,833	$13,912
Other assets	86	159
Due from affiliates	7,383	838
Investment in subsidiaries	9,571,044	8,087,905
Total assets	$9,594,346	$8,102,814

Liabilities
Other liabilities	$1,514	$576
Dividends payable	176,992	137,056
Total liabilities	178,506	137,632

Stockholders’ equity
Common stock, $0.01 par value, 700,000,000 shares authorized and 536,669,722 and 461,004,742 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5,367	4,610
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2020 and 2019	—	—
Additional paid in capital	9,363,540	7,817,582
Accumulated other comprehensive loss	(92,521)	(65,078)
Retained earnings	139,454	208,068
Total stockholders’ equity	9,415,840	7,965,182
Total liabilities and stockholders’ equity	$9,594,346	$8,102,814
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Expenses
General and administrative	$8	$—	$78
Total expenses	8	—	78

Equity in earnings of investment in subsidiary	891,620	532,699	516,116
Interest income	62	13,265	7,581
Income before income taxes	891,674	545,964	523,619
Income taxes	—	—	—
Net income	$891,674	$545,964	$523,619

Other comprehensive income
Net income	$891,674	$545,964	$523,619
Unrealized loss on cash flow hedges - investment in subsidiaries	(27,443)	(42,954)	(22,124)
Comprehensive income	$864,231	$503,010	$501,495
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$891,674	$545,964	$523,619
Adjustments to reconcile net income to cash flows provided by operating activities:
Equity in income from subsidiaries	(891,620)	(532,699)	—
Distributions of earnings from subsidiaries	—	13,334	—
Change in operating assets and liabilities:
Change in other assets	30	48	(2,150)
Change in other liabilities	275	1,370	270
Change in intercompany balances, net	(182)	(1,985)	(614)
Cash flows from operating activities	177	26,032	521,125

Cash flows from investing activities
Investment in subsidiary	(1,540,227)	(1,700,748)	(1,838,205)
Distributions from subsidiaries	614,314	232,875	357,781
Investments in short-term investments	—	(342,767)	(691,239)
Maturities of short-term investments	—	760,419	170,362
Cash flows used in investing activities	(925,913)	(1,050,221)	(2,001,301)

Cash flows from financing activities
Proceeds from follow-on offering of common stock	1,539,862	1,164,307	694,374
Proceeds from initial public offering of common stock	—	—	1,307,119
Dividends paid	(612,205)	(503,958)	(262,682)
Cash flows provided by financing activities	927,657	660,349	1,738,811

Net increase (decrease) in cash and cash equivalents	1,921	(363,840)	258,635
Cash, cash equivalents and restricted cash, beginning of period	13,912	377,752	119,117
Cash, cash equivalents and restricted cash, end of period	$15,833	$13,912	$377,752
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
NOTES TO CONDENSED FINANCIAL INFORMATION

1.Background and Basis of Presentation
The condensed parent company financial information has been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of VICI Properties Inc. and its subsidiaries exceed 25% of the consolidated net assets of VICI Properties Inc. and its subsidiaries (the “Company”). This information should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this filing.
2.Restricted net assets of subsidiaries
VICI Properties 1 LLC (“VICI PropCo”), a Delaware limited liability company and an indirect wholly owned subsidiary of VICI Properties, Inc., has certain restrictions on its ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements. On December 22, 2017, VICI PropCo entered into a credit agreement (the “Credit Agreement”) governing the Term Loan B Facility and the Revolving Credit Facility. The Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Credit Agreement) subject to no event of default under the Credit Agreement and pro forma compliance with the financial covenant pursuant to the Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Credit Agreement, as of the last day of any applicable fiscal quarter.
The November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes (together, the “Senior Unsecured Notes”) were issued in November 2019 and February 2020, respectively, pursuant to indentures (the “Senior Unsecured Notes Indentures”) by and among the Operating Partnership and VICI Note Co. Inc. (the “Co-Issuer” and, together with the Operating Partnership, the “Senior Unsecured Notes Issuers”), the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee. The Senior Unsecured Notes Indentures contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes Indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership.
The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2020 was approximately $8.0 billion.
3.Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 8 - Debt of the Company’s consolidated financial statements.
S - 4