Form 10-Q
period 2021-03-31
VICI PROPERTIES INC.
filed 2021-04-29
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 27, 2021, the registrant had 537,016,609 shares of its $0.01 par value common stock outstanding.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$13,054,135	$13,027,644
Investments in leases - financing receivables, net	2,628,422	2,618,562
Investments in loans, net	515,251	536,721
Land	158,046	158,190
Cash and cash equivalents	322,530	315,993
Short-term investments	—	19,973
Other assets	406,617	386,530
Total assets	$17,085,001	$17,063,613
Liabilities
Debt, net	$6,769,211	$6,765,532
Accrued interest	47,075	46,422
Deferred financing liability	73,600	73,600
Deferred revenue	493	93,659
Dividends payable	177,089	176,992
Other liabilities	417,841	413,663
Total liabilities	7,485,309	7,569,868

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 950,000,000 and 700,000,000 shares authorized and 537,015,753 and 536,669,722 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5,370	5,367
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	9,364,294	9,363,539
Accumulated other comprehensive loss	(80,143)	(92,521)
Retained earnings	232,038	139,454
Total VICI stockholders’ equity	9,521,559	9,415,839
Non-controlling interest	78,133	77,906
Total stockholders’ equity	9,599,692	9,493,745
Total liabilities and stockholders’ equity	$17,085,001	$17,063,613
_______________________________________________________
Note: As of March 31, 2021 and December 31, 2020, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $451.2 million, $91.4 million, $0.1 million and $6.7 million, respectively, and $454.2 million, $91.0 million, $1.8 million and $6.9 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Income from sales-type and direct financing leases	$290,146	$224,252
Income from operating leases	—	10,913
Income from lease financing receivables and loans	70,377	12,843
Other income	6,974	693
Golf revenues	6,813	6,300
Total revenues	374,310	255,001

Operating expenses
General and administrative	8,085	7,015
Depreciation	792	867
Other expenses	6,974	703
Golf expenses	4,506	4,370
Change in allowance for credit losses	(4,380)	149,508
Transaction and acquisition expenses	8,721	4,517
Total operating expenses	24,698	166,980

Interest expense	(77,048)	(76,093)
Interest income	19	5,520
Loss from extinguishment of debt	—	(39,059)
Income (loss) before income taxes	272,583	(21,611)
Income tax expense	(484)	(454)
Net income (loss)	272,099	(22,065)
Less: Net income attributable to non-controlling interest	(2,298)	(1,947)
Net income (loss) attributable to common stockholders	$269,801	$(24,012)

Net income (loss) per common share
Basic	$0.50	$(0.05)
Diluted	$0.50	$(0.05)

Weighted average number of shares of common stock outstanding
Basic	536,480,505	465,177,425
Diluted	544,801,802	465,177,425

Other comprehensive income
Net income (loss) attributable to common stockholders	$269,801	$(24,012)
Unrealized gain (loss) on cash flow hedges	12,378	(53,138)
Comprehensive income (loss) attributable to common stockholders	$282,179	$(77,150)
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net (loss) income	—	—	—	(24,012)	(24,012)	1,947	(22,065)
Issuance of common stock, net	75	199,802	—	—	199,877	—	199,877
Distributions to non-controlling interest	—	—	—	—	—	(2,042)	(2,042)
Dividends declared ($0.2975 per common share)	—	—	—	(139,413)	(139,413)	—	(139,413)
Stock-based compensation, net of forfeitures	1	1,184	—	—	1,185	—	1,185
Unrealized loss on cash flow hedges	—	—	(53,138)	—	(53,138)	—	(53,138)
Balance as of March 31, 2020	$4,686	$8,018,568	$(118,216)	$(262,470)	$7,642,568	$81,463	$7,724,031

Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Distributions to non-controlling interest	—	—	—	—	—	(2,071)	(2,071)
Dividends declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	—	(177,217)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	$5,370	$9,364,294	$(80,143)	$232,038	$9,521,559	$78,133	$9,599,692
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$272,099	$(22,065)
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(28,134)	2,924
Stock-based compensation	2,277	1,350
Depreciation	792	867
Amortization of debt issuance costs and original issue discount	6,691	6,299
Change in allowance for credit losses	(4,380)	149,508
Loss on extinguishment of debt	—	39,059
Change in operating assets and liabilities:
Other assets	(1,539)	1,111
Accrued interest	653	31,009
Deferred revenue	(93,166)	(69,864)
Other liabilities	433	(2,752)
Net cash provided by operating activities	155,726	137,446

Cash flows from investing activities
Investments in leases - financing receivables	(6,000)	(847,035)
Investments in loans	—	(50,343)
Principal repayments of lease financing receivables	282	344
Principal repayments of loans	20,000	—
Capitalized transaction costs	(599)	(690)
Maturities of short-term investments	19,973	59,474
Acquisition of property and equipment	(1,247)	(1,329)
Net cash provided by (used in) investing activities	32,409	(839,579)

Cash flows from financing activities
Proceeds from offering of common stock, net	—	199,877
Proceeds from February 2020 Senior Unsecured Notes	—	2,500,000
Redemption of Second Lien Notes	—	(537,538)
Repurchase of stock for tax withholding	(1,519)	(165)
Debt issuance costs	—	(51,675)
Distributions to non-controlling interest	(2,071)	(2,042)
Dividends paid	(178,008)	(137,133)
Net cash (used in) provided by financing activities	(181,598)	1,971,324

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	6,537	1,269,191
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893
Cash, cash equivalents and restricted cash, end of period	$322,530	$2,371,084

Supplemental cash flow information:
Cash paid for interest	$69,704	$38,784
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$177,217	$139,413
Non-cash change in Investments in leases - financing receivables	$4,673	$—
Deferred transaction costs payable	$3,595	$1,525
Debt issuance costs payable	$17,341	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words “VICI,” the “Company,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, on a consolidated basis, unless otherwise stated or the context requires otherwise.
We refer to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheet,” (iii) our Consolidated Statements of Operations and Comprehensive Income as our “Statement of Operations,” and (iv) our Consolidated Statement of Cash Flows as our “Statement of Cash Flows.” References to numbered “Notes” refer to the Notes to our Consolidated Financial Statements.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of March 31, 2021, our national, geographically diverse real estate portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impact of the COVID-19 Pandemic on our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, which resulted in temporary closures of our tenants’ operations at all of our properties. Our golf course business was also impacted, with all four courses temporarily ceasing operations in March 2020 until their reopening in early to mid-May 2020 and, following such reopening, have continued to operate in compliance with applicable regulations and restrictions. Although all of our leased properties and our golf courses are currently open, they remain subject to any current or future operating limitations or closures imposed by state and local governments and/or regulatory authorities. As a result, our tenants’ facilities at our properties are currently generally operating at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions, or whether they will be subject to additional restrictions or forced to close again in the future. Our tenants have experienced additional challenges due to the impact of the COVID-19 pandemic, including, for example, cancellations and reductions in future events and reservations and satisfaction of capital expenditure and other contractual obligations. Due to these closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic may further impact our tenants’ businesses and, accordingly, our business and financial performance.
All of our tenants have fulfilled their rent obligations through April 2021 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their businesses, including with respect to their operations, liquidity, financial performance and contingency planning. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated strains of COVID-19 (including vaccine-resistant strains) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain restricted or are required to close again in the future, our tenants’ financial performance and any future operating limitations.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements, including the notes thereto, are unaudited and condense or exclude some of the disclosures and information normally required in audited financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Principles of Consolidation and Non-controlling Interest
The accompanying consolidated financial statements include our accounts and the accounts of our Operating Partnership, and the subsidiaries in which we or our Operating Partnership has a controlling interest, which includes a single variable interest entity (“VIE”) where we are the primary beneficiary. All intercompany account balances and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary.
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
As of March 31, 2020, restricted cash was solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering, which were subsequently used to consummate the Eldorado Transaction. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows.

(In thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$322,530	$369,052
Restricted cash	—	2,002,032
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$322,530	$2,371,084
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available-for-sale securities. The related income is recognized as interest income in our Statement of Operations. We had $20.0 million of short-term investments as of December 31, 2020. We did not have any short-term investments as of March 31, 2021.
Investments in Leases - Sales-type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long-term nature of our leases, the land and building components of an investment generally have the same lease classification.
We have determined that the land and building components of the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement (excluding the MTA Properties (as defined in Note 3 - Property Transactions)), the Joliet Lease Agreement, the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement and the Century Portfolio Lease Agreement meet the definition of a sales-type lease under ASC 842.

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
Upon the consummation of the Eldorado Transaction on July 20, 2020, we reassessed the classification of the Caesars Lease Agreements and determined that the MTA Properties Acquisitions (as defined in Note 3 - Property Transactions) meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the land and building components of the MTA Properties meet the definition of a sales-type lease and, since we purchased and leased the assets back to Caesars, control is not considered to have transferred to us under GAAP. Accordingly, the MTA Properties are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases, direct financing leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under sales-type leases, direct financing leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type and direct financing leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type, net or Investments in leases - financing receivables, net, as applicable.
Under ASC 840, we determined that the land component of Caesars Palace Las Vegas was greater than 25% of the overall fair value of the combined land and building components. At lease inception, the land was determined to be an operating lease and we recorded the related income on a straight-line basis over the lease term. The amount of annual minimum lease payments attributable to the land element after deducting executory costs, including any profit thereon, was determined by applying the lessee’s incremental borrowing rate to the value of the land. Revenue from this lease was recorded as Income from operating leases in our Statement of Operations. Further, upon adoption of ASC 842 on January 1, 2019, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. Upon the consummation of the Eldorado Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas was reassessed for lease classification and determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, the income is recognized as Income from sales-type leases and we no longer have any leases classified as operating or direct financing and, as such, there is no longer any income recorded through Income from operating leases.
Initial direct costs incurred in connection with entering into investments classified as sales-type or direct financing leases are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Investments in Loans, net
Investments in loans are held-for-investment and are carried at historical cost, inclusive of unamortized loan origination costs and fees and allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 “Credit Losses” (“ASC 326”), which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans.
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
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We are unable to use our historical data to estimate losses as we have no loss history to date.
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility or delayed draw term loan. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2021.
Refer to Note 5 - Allowance for Credit Losses for further information.
Other income and Other expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under the Lease Agreements, the tenants are required to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expense are recorded on a gross basis in our Statement of Operations as required under GAAP as we are the primary obligor under the ground and use leases.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. If the hedge relationship is terminated, then the value of the derivative is recorded in Accumulated other comprehensive income and recognized in earnings when the cash flows that were hedged affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive loss on our balance sheet with a corresponding change in Unrealized gain (loss) on cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Lease Agreements represented 86% and 82% of our lease revenues for the three months ended March 31, 2021 and 2020, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 32% and 29% of our lease revenue for the three months ended March 31, 2021 and 2020, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Property Transactions

2021 Transactions
Our significant activities in 2021, in reverse chronological order, are as follows:
Venetian Acquisition
On March 2, 2021, we entered into definitive agreements to acquire from Las Vegas Sands Corp. (“LVS”) all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Sands Expo and Convention Center, located in Las Vegas, Nevada (collectively, the “Venetian Resort”), for $4.0 billion in cash (the “Venetian PropCo Acquisition”), and an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. (the “OpCo Buyer”), agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash (together with the Venetian PropCo Acquisition, the “Venetian Acquisition”). Simultaneous with the closing of the Venetian Acquisition, we will enter into a triple-net lease agreement for the Venetian Resort (the “Venetian Lease”) with OpCo Buyer (in such capacity, the “Venetian Tenant”). The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the consumer price index, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals. We expect the Venetian Acquisition to close during the second half of 2021. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.
In addition, LVS has agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) to be entered into simultaneous with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We will be a third-party beneficiary of the Contingent Lease Support Agreement and will have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease will not be guaranteed by Apollo Global Management, Inc. or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds.
2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Caesars Southern Indiana Lease Agreement
On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for us on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and the tenant. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other [governmental] approvals) and is expected to be completed in the third quarter of 2021.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Sale of Bally’s Atlantic City
On November 18, 2020, we and Caesars closed on the previously announced transaction to sell Bally’s Atlantic City Hotel & Casino for $25.0 million to Bally’s Corporation. Pursuant to the agreement, we received $19.0 million of the proceeds from the sale and Caesars received $6.0 million of the proceeds. We did not recognize any gain or loss on the sale of Bally’s Atlantic City as the asset was sold at its carrying amount. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
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
Amended and Restated Convention Center Put-Call Agreement
On September 18, 2020, concurrent with the entry into the Forum Convention Center Mortgage Loan, we and a subsidiary of Caesars amended and restated the Amended and Restated Put-Call Right Agreement entered into on July 20, 2020 in connection with the consummation of the Eldorado Transaction (as further amended, the “A&R Convention Center Put-Call Agreement”) related to the Caesars Forum Convention Center. The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
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
Sale of Louisiana Downs
On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We are entitled to receive $5.5 million of the proceeds from the sale and Caesars is entitled to $16.5 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which remains subject to regulatory approval and customary closing conditions.
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of March 31, 2021), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.
Consummation of the Eldorado Transaction
On July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the MTA and the MTA Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement, on June 2, 2020, of the forward sale agreements entered into in June 2019 and the proceeds from our February 2020 Senior Unsecured Notes offering. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million (the “ROV Term Loan”) which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility (the “ROV Credit Facility”), which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. The Amended and Restated ROV Loan, which includes the ROV Term Loan and ROV Credit Facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022. On March 26, 2021, the borrower under the ROV Term Loan elected to make a prepayment in an amount of $20.0 million, plus accrued and unpaid interest in the amount of $3.7 million, reducing the aggregate principal amount of the ROV Term Loan to $50.0 million.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Note 4 — Real Estate Portfolio
As of March 31, 2021, our real estate portfolio consisted of the following:
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the balances of our real estate portfolio as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Minimum lease payments receivable under sales-type leases (1)	$45,234,219	$45,500,260
Estimated residual values of leased property (not guaranteed)	3,342,508	3,348,174
Gross investment in sales-type leases	48,576,727	48,848,434
Unamortized initial direct costs	23,666	23,764
Less: Unearned income	(35,095,017)	(35,390,353)
Less: Allowance for credit losses	(451,241)	(454,201)
Investments in leases - sales-type, net	13,054,135	13,027,644
Investments in leases - financing receivables, net	2,628,422	2,618,562
Total investments in leases, net	15,682,557	15,646,206
Investments in loans, net	515,251	536,721
Land	158,046	158,190
Total real estate portfolio	$16,355,854	$16,341,117
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
Lease Portfolio
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2021	2020
Income from sales-type and direct financing leases, excluding contingent rent (1)	$289,574	$224,252
Income from operating leases (2)	—	10,913
Income from lease financing receivables (1) (3)	59,892	12,020
Total revenue, excluding contingent rent	349,466	247,185
Contingent rent (1)	572	—
Total lease revenue	350,038	247,185
Non-cash adjustment (4)	(27,877)	3,254
Total contractual lease revenue	$322,161	$250,439
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of March 31, 2021, we have only recognized contingent rent on our Margaritaville Lease Agreement in relation to the variable rent portion of the lease. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2021, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2021 (remaining)	$796,332	$167,033	$963,365
2022	1,075,944	227,017	1,302,961
2023	1,094,796	231,332	1,326,128
2024	1,112,711	235,421	1,348,132
2025	1,126,826	237,826	1,364,652
2026	1,141,221	240,191	1,381,412
Thereafter	38,886,389	7,999,428	46,885,817
Total	$45,234,219	$9,338,248	$54,572,467

Weighted Average Lease Term (2)	34.2	34.2	34.2
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.
(2) The minimum lease payments and weighted average remaining lease term assumes the exercise of all tenant renewal options, consistent with our conclusions under ASC 842 and ASC 310. Upon the consummation of the Eldorado Transaction, the lease term of each of the Caesars Lease Agreements was extended by approximately three years and, as such, the weighted average lease term has increased accordingly.
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements:

($ In thousands)	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Lease Provision (1)
Initial Term (2)	18 years	18 years
Initial Term maturity (2)	7/31/2035	7/31/2035
Renewal Terms	Four, five-year terms	Four, five-year terms
Current annual rent (3)	$672,472	$402,609
Escalator (4)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI
Variable Rent adjustment	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent
Variable Rent adjustment calculation (5)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease has a full 15-year initial term.
(3) The amounts represent the current annual base rent payable for the current lease year, which is the period from November 1, 2020 through October 31, 2021.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2021 and 2020.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the three months ended March 31, 2021 and 2020, we recognized approximately $0.6 million and $0.1 million, respectively, in contingent rent in relation to the Margaritaville Lease Agreement escalation. In relation to the Greektown Lease Agreement, no such rent has been recognized for the three months ended March 31, 2021 and 2020.

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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2021 and 2020.
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
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from January 1, 2021 through December 31, 2021.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2021 and 2020.
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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2021 and 2020.
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
The following table summarizes the capital expenditure requirements of the respective tenants under the Caesars Lease Agreements:

Provision	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues for CPLV (commencing in 2022 with respect to HLV) (1)
Rolling three-year minimum (2)	$311 million	$84 million
Initial minimum capital expenditure	N/A	$171 million (2017 - 2021) (with respect solely to HLV)
____________________
(1) The lease agreements require a $114.5 million floor on annual capital expenditures for Caesars Palace Las Vegas, Joliet and the Regional Master Lease Agreement properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
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
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022, which includes $18.0 million advanced by us and expended by JACK Entertainment for the construction of the new gaming patio amenity at JACK Thistledown Racino (which construction has been completed as of March 31, 2021).
Loan Portfolio
The following is a summary of our investments in loans as of March 31, 2021 and December 31, 2020:

($ In thousands)	March 31, 2021
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,043	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,931	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	50,000	50,277	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$515,000	$515,251	$40,000	7.7%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2020
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,045	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,880	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	70,000	71,796	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$536,721	$40,000	7.8%
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
Note 5 — Allowance for Credit Losses
Adoption of ASC 326
On January 1, 2020, we adopted ASC 326 and, as a result, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables and loans. Upon adoption, we recorded a $309.4 million cumulative adjustment, representing a 2.88% CECL allowance. Such amount was recorded as a cumulative-effect adjustment to our opening balance sheet with a reduction in our Investments in leases - sales-type and a corresponding charge to retained (deficit) earnings.
Allowance for Credit Losses
During the three months ended March 31, 2021, we recognized a $4.4 million decrease in our allowance for credit losses primarily driven by the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the first quarter of 2021.
During the three months ended March 31, 2020, we recognized a $149.5 million increase in our allowance for credit losses. The increase in the CECL allowance was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants due to the uncertain economic conditions caused by the COVID-19 pandemic and closure of the tenants operations at our properties during such period, as well as the utilization of forecasted scenarios that incorporated the expected negative impact of the COVID-19 pandemic on the economy, (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020.
As of March 31, 2021 and December 31, 2020, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the allowance for credit losses included as a component in our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,505,376	$(451,241)	$13,054,135	3.34%
Investments in leases - financing receivables	2,719,868	(91,446)	2,628,422	3.36%
Investments in loans	515,371	(120)	515,251	0.02%
Other assets - sales-type sub-leases	284,190	(6,692)	277,498	2.35%
Totals	$17,024,805	$(549,499)	$16,475,306	3.23%

	December 31, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,481,845	$(454,201)	$13,027,644	3.37%
Investments in leases - financing receivables	2,709,520	(90,958)	2,618,562	3.36%
Investments in loans	538,547	(1,826)	536,721	0.34%
Other assets - sales-type sub-leases	284,376	(6,894)	277,482	2.42%
Totals	$17,014,288	$(553,879)	$16,460,409	3.26%
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Beginning Balance December 31,	$553,879	$—
Initial allowance upon adoption	—	309,362
Initial allowance from current period investments	—	22,158
Current period change in credit allowance	(4,380)	127,350
Charge-offs	—	—
Recoveries	—	—
Ending Balance March 31,	$549,499	$458,870
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2021 and 2020:

	March 31, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets	$—	$—	$15,761,205	$917,138	$281,450	$65,012	$17,024,805

	March 31, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets	$561,349	$—	$9,889,284	$901,005	$280,485	$—	$11,632,123
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Sales-type sub-leases	$277,498	$277,482
Property and equipment used in operations, net	69,556	69,204
Debt financing costs	23,208	8,879
Right of use assets	17,337	17,507
Deferred acquisition costs	4,955	1,788
Tenant receivables	4,693	3,384
Interest receivable	2,761	2,746
Prepaid expenses	2,682	2,710
Other receivables	1,086	803
Other	2,841	2,027
Total other assets	$406,617	$386,530

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Land and land improvements	$59,137	$59,115
Buildings and improvements	14,708	14,697
Furniture and equipment	8,041	7,020
Total property and equipment used in operations	81,886	80,832
Less: accumulated depreciation	(12,330)	(11,628)
Total property and equipment used in operations, net	$69,556	$69,204

	Three Months Ended March 31,
(In thousands)	2021	2020
Depreciation expense	$792	$867
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Finance sub-lease liabilities	$284,190	$284,376
Derivative liability	80,143	92,521
Other accrued expenses	30,192	6,518
Lease liabilities	17,337	17,507
Deferred income taxes	3,831	3,533
Accrued payroll and other compensation	1,899	8,474
Accounts payable	249	734
Total other liabilities	$417,841	$413,663

Note 7— Debt
The following tables detail our debt obligations as of March 31, 2021 and December 31, 2020:

($ In thousands)	March 31, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,082,161
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	740,919
2026 Notes	2026	4.250%	1,250,000	1,233,832
2027 Notes	2027	3.750%	750,000	740,152
2029 Notes	2029	4.625%	1,000,000	986,130
2030 Notes	2030	4.125%	1,000,000	986,017
Total Debt			$6,850,000	$6,769,211

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2020
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.750	2,100,000	2,080,974
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three months ended March 31, 2021, the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. As of March 31, 2021, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%. As of December 31, 2020, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.
The following table is a schedule of future minimum payments of our debt obligations as of March 31, 2021:

(In thousands)	Future Minimum Payments
2021 (remaining)	$—
2022	10,000
2023	22,000
2024	2,068,000
2025	750,000
2026	1,250,000
Thereafter	2,750,000
Total minimum repayments	$6,850,000
Senior Unsecured Notes
November 2019 Senior Unsecured Notes
On November 26, 2019, the Operating Partnership and the Co-Issuer (together with the Operating Partnership, the “Issuers”), our wholly owned subsidiaries, issued (i) $1,250.0 million in aggregate principal amount of 4.250% 2026 Notes, which mature on December 1, 2026, and (ii) $1,000.0 million in aggregate principal amount of 4.625% 2029 Notes, which mature on December 1, 2029, under separate indentures, each dated as of November 26, 2019, among the Issuers, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (the “Trustee”). We used a portion of the net proceeds of the offering to repay in full the $1.55 billion mortgage financing of Caesars Palace Las Vegas, and pay certain fees and expenses including the net prepayment penalty of $55.4 million. On January 24, 2020, the remaining net proceeds were used to pay for a portion of the purchase price of the JACK Cleveland/Thistledown Acquisition.
Interest on the November 2019 Senior Unsecured Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The 2026 Notes and 2029 Notes are redeemable at our option, in whole or in part, at any time on or after

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
February 2020 Senior Unsecured Notes
On February 5, 2020, the Issuers issued (i) $750.0 million in aggregate principal amount of 3.500% 2025 Notes, which mature on February 15, 2025, (ii) $750.0 million in aggregate principal amount of 3.750% 2027 Notes, which mature on February 15, 2027, and (iii) $1.0 billion in aggregate principal amount of 4.125% 2030 Notes, which mature on August 15, 2030, under separate indentures, each dated as of February 5, 2020, among the Issuers, the subsidiary guarantors party thereto and the Trustee. We placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction (which was subsequently released from escrow and used to fund a portion of the purchase price of the Eldorado Transaction on July 20, 2020), and used the remaining net proceeds from the 2025 Notes, together with cash on hand, to redeem in full the outstanding $498.5 million in aggregate principal amount of the Second Lien Notes plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of approximately $537.5 million.
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
The Operating Partnership and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated through entities that are not direct or indirect subsidiaries of the Operating Partnership or obligors of the Senior Unsecured Notes. Refer to Note 14 - Segment Information for more information about our segments.
The respective indentures for the Senior Unsecured Notes each contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of March 31, 2021, the restricted net assets of the Operating Partnership were approximately $8.1 billion.

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
On May 15, 2019, immediately after giving effect to Amendment No. 2, VICI PropCo entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement, which amended and restated the Credit Agreement in its entirety as of May 15, 2019 (as subsequently amended, the “Amended and Restated Credit Agreement”) to, among other things, (i) refinance the Revolving Credit Facility in whole with a new class of revolving commitments, (ii) extend the maturity date to May 15, 2024, which represents an extension of the December 22, 2022 maturity date of the Revolving Credit Facility, (iii) provide that borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of between 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio, (iv) provide that the commitment fee payable under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of between 0.375% to 0.50% depending on our total net debt to adjusted total assets ratio, (v) amend the existing springing financial covenant, which previously required VICI PropCo to maintain a total net debt to adjusted asset ratio of not more than 0.75 to 1.00 if there was 30% utilization of the Revolving Credit Facility, to require that, only with respect to the Revolving Credit Facility commencing with the first full fiscal quarter ending after the effectiveness of Amendment No. 3, VICI PropCo maintain a maximum total net debt to adjusted asset ratio of not more than 0.65 to 1.00 as of the last day of any fiscal quarter (or, during any fiscal quarter in which certain permitted acquisitions were consummated and the three consecutive fiscal quarters thereafter, not more than 0.70 to 1.00), and (vi) include a new financial covenant only with respect to the Revolving Credit Facility, requiring VICI PropCo to maintain, commencing with the first full fiscal quarter after the effectiveness of Amendment No. 3, an interest coverage ratio (defined as EBITDA to interest charges) of not less than 2.00 to 1.00 as of the last day of any fiscal quarter. The Revolving Credit Facility is available to be used for working capital purposes, capital expenditures, permitted acquisitions, permitted investments, permitted restricted payments and for other lawful corporate purposes. The Amended and Restated Credit Agreement provides for capacity to add incremental loans in an aggregate amount of: (x) $1.2 billion to be used solely to finance certain acquisitions; plus (y) an unlimited amount, subject to VICI Propco not exceeding certain leverage ratios.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
In February 2018, we completed an initial public offering resulting in net proceeds of approximately $1.3 billion. We used a portion of those proceeds to pay down the $300.0 million outstanding on the Revolving Credit Facility and to repay $100.0 million of the principal amount outstanding on the Term Loan B Facility. Under the Amended and Restated Credit Agreement, the Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million of the Term Loan B Facility in February 2018, the next principal payment due on the Term Loan B Facility is September 2022.
Refer to Note 8 - Derivatives for a discussion of our interest rate swap agreements related to the Term Loan B Facility.
Bridge Facilities
Venetian Acquisition Bridge Facility
On March 2, 2021, in connection with the Venetian Acquisition, VICI PropCo entered into a Commitment Letter (the “Venetian Acquisition Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc. (collectively, the “Venetian Acquisition Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the Venetian Acquisition Bridge Lender has provided commitments in an amount up to $4.0 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the Venetian PropCo Acquisition. The commitment fee is equal to, (i) with respect to any commitments that remain outstanding prior to April 1, 2021, 0.25% of such commitments, (ii) with respect to any commitments that remain outstanding on April 1, 2021 and are terminated prior to March 2, 2022, 0.50% of such commitments, and (iii) with respect to any commitments that remain outstanding after March 2, 2022, 0.75% of such commitments. For the three months ended March 31, 2021, we have recognized $2.4 million of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations.
Commitments and loans under the Venetian Acquisition Bridge Facility will be reduced or prepaid, as applicable, in part with the proceeds of certain incurrences of indebtedness, issuances of equity and asset sales. If we use the Venetian Acquisition Bridge Facility, funding is contingent on the satisfaction of certain customary conditions set forth in the Venetian Acquisition Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the Venetian Acquisition Bridge Facility in accordance with the terms set forth in the Venetian Acquisition Commitment Letter and (ii) the consummation of the Venetian Acquisition in accordance with the Purchase Agreements. Although we do not currently expect VICI PropCo to make any borrowings under the Venetian Acquisition Bridge Facility, there can be no assurance that such borrowings will not be made or that we will be able to incur alternative long-term debt financing in lieu of borrowings under the Venetian Acquisition Bridge Facility on favorable terms, or at all. Interest under the Venetian Acquisition Bridge Facility, if funded, will be calculated on a rate between (i) LIBOR plus 200 basis points and LIBOR plus 275 basis points or (ii) the base rate plus 100 basis points and the base rate plus 175 basis points, in each case depending on duration. The Venetian Acquisition Bridge Facility, if funded, will contain restrictive covenants and events of default substantially similar to those contained in Senior Secured Credit Facilities. If we draw upon the Venetian Acquisition Bridge Facility, there can be no assurances that we would be able to refinance the Venetian Acquisition Bridge Facility on satisfactory terms, or at all.
On March 8, 2021, following the entry into the March 2021 Forward Sale Agreements, the commitments under the Venetian Acquisition Bridge Facility were reduced by $1,890.0 million.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Eldorado Transaction Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Eldorado Transaction Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Eldorado Transaction Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (collectively the “Eldorado Transaction Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion. The Eldorado Transaction Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The structuring fee was equal to 0.10% of the total aggregate commitments at June 24, 2019 and was payable as such commitments were terminated. For the three months ended March 31, 2020, we recognized $2.6 million of fees related to the Eldorado Transaction Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the three months ended March 31, 2021 as the Eldorado Transaction Bridge Facilities were fully terminated at our election in June 2020.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020, we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million during three months ended March 31, 2020.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2021, we are in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.5 billion. On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million, which matured on January 22, 2021. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%. As of March 31, 2021 and for the duration of the remaining interest rate swap transactions, we are subject to interest rate risk on $600.0 million of variable rate debt.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2021 and December 31, 2020:

($ In thousands)	March 31, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of March 31, 2021 and December 31, 2020, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Unrealized gain (loss) recorded in other comprehensive income	$12,378	$(53,138)
Interest recorded in interest expense	$10,826	$5,580

Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

March 31, 2021
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$—	$—	$—	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$80,143	$—	$80,143	$—

	December 31, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$19,973	$—	$19,973	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$92,521	$—	$92,521	$—
___________________
(1) The carrying value of these investments is equal to their fair value due to the short-term nature of the investments as well as their credit quality.
(2) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020 for which fair value is only disclosed are as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,628,422	$2,804,602	$2,618,562	$2,684,955
Investments in loans (2)	515,251	515,000	536,721	538,151
Cash and cash equivalents	322,530	322,530	315,993	315,993
Financial liabilities:
Debt (3)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,082,161	2,073,750	2,080,974	2,065,875
2025 Notes	740,919	729,375	740,333	766,875
2026 Notes	1,233,832	1,271,875	1,233,119	1,296,875
2027 Notes	740,152	746,250	739,733	763,125
2029 Notes	986,130	1,035,000	985,730	1,070,000
2030 Notes	986,017	1,000,000	985,643	1,045,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease Agreement and the MTA Properties. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(2)These investments represent the (i) Caesars Forum Convention Center Mortgage Loan, (ii) Chelsea Piers Mortgage Loan and (iii) Amended and Restated ROV Loan. We believe the current principal balance of the investments approximates their fair value.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2021 and 2030, respectively. The discount rates for the leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of March 31, 2021 under our operating leases was 15.2 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Rent expense	$499	$498
Contractual rent	$470	$323
As of March 31, 2021, we have a $17.3 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$1,381
2022	1,808
2023	1,827
2024	1,847
2025	1,908
2026	1,959
Thereafter	17,117
Total minimum lease commitments	$27,847
Discounting factor	10,510
Lease liability	$17,337
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of March 31, 2021 and December 31, 2020, which is primarily comprised of the HNO Ground Lease:

(In thousands)	March 31, 2021	December 31, 2020
Others assets (sales-type sub-leases)	$277,498	$277,482
Other liabilities (finance sub-lease liabilities)	$284,190	$284,376
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Rental income and expense	$5,652	$139
Contractual rent	$5,838	$154

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the ground and use leases at March 31, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$20,513
2022	26,350
2023	23,350
2024	23,350
2025	23,350
2026	23,350
Thereafter	741,730
Total minimum lease commitments	$881,993
Discounting factor	597,803
Finance sub-lease liability	$284,190
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of March 31, 2021 under our finance leases was 37.5 years.
Note 11 — Stockholders' Equity
Stock
Authorized
Effective March 2, 2021, we amended our Articles of Amendment and Restatement to increase: (i) the number of shares of stock that we are authorized to issue from 750,000,000 to 1,000,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that we are authorized to issue from 700,000,000 to 950,000,000, and (iii) the aggregate par value of all authorized shares of our stock having par value from $7,500,000 to $10,000,000. As of March 31, 2021, we have the authority to issue 1,000,000,000 shares of stock, consisting of 950,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Primary Follow-on Offerings
March 2021 Offering
On March 4, 2021, we completed a primary follow-on offering of 69,000,000 shares of common stock (inclusive of 9,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $29.00 per share for an aggregate offering value of $2,001.0 million, all of which are subject to forward sale agreements (the “March 2021 Forward Sale Agreements”), which require settlement by March 4, 2022. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. We determined that the March 2021 Forward Sale Agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the March 2021 Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
We expect to settle the 69,000,000 shares under the March 2021 Forward Sale Agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the March 2021 Forward Sale Agreements. As of March 31, 2021, the forward share price was $27.72 and would result in us receiving approximately $1,912.6 million in cash proceeds if we were to physically settle the shares under the March 2021 Forward Sale Agreements. Alternatively, if we were to net cash settle the shares under the March 2021 Forward Sale Agreements, it would result in a cash outflow of $36.0 million or, if we were to net share settle the shares under the March 2021 Forward Sale Agreements, it would result in us delivering approximately 1.3 million shares.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
June 2020 Offering
On June 17, 2020, we completed a primary follow-on offering of 29,900,000 shares of common stock (inclusive of 3,900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $22.15 per share for an aggregate offering value of $662.3 million, all of which are subject to a forward sale agreement (the “June 2020 Forward Sale Agreement”), which initially required settlement by September 17, 2020. On September 16, 2020, we amended the June 2020 Forward Sale Agreement to extend the maturity date from September 17, 2020 to June 17, 2021. Subsequent to March 31, 2021, on April 26, 2021, we further amended the June 2020 Forward Sale Agreement to extend the maturity date from June 17, 2021 to December 17, 2021. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchaser or its affiliates. We determined that the June 2020 Forward Sale Agreement meets the criteria for equity classification and is therefore exempt from derivative accounting. We recorded the June 2020 Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
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
We expect to settle the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our remaining obligations under the June 2020 Forward Sale Agreement. As of March 31, 2021, the forward share price was $19.98 and would result in us receiving approximately $537.4 million in cash proceeds if we were to physically settle the remaining shares under the June 2020 Forward Sale Agreement. Alternatively, if we were to net cash settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in a cash outflow of $222.3 million or, if we were to net share settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in us delivering approximately 7.9 million shares.
The shares of common stock issuable upon settlement of the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under the March 2021 Forward Sale Agreements and remaining shares under the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon physical settlement of the remaining shares (based on the adjusted forward sales price at the end of the reporting period). If and when we physically settle the shares under the March 2021 Forward Sale Agreements and remaining shares under the June 2020 Forward Sale Agreement, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We intend to use the net proceeds upon settlement of the shares under the March 2021 Forward Sale Agreements and the remaining shares under the June 2020 Forward Sale Agreement for general corporate purposes, which may include future transactions, the acquisition and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
We have entered into an equity distribution agreement, as amended (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $750.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the three months ended March 31, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2021	2020
Beginning Balance January 1, (1)	536,669,722	461,004,742
Issuance of common stock under the at-the-market offering program	—	7,500,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	346,031	111,798
Ending Balance March 31,	537,015,753	468,616,540
____________________
(1)Excludes the 69,000,000 and 26,900,000 remaining shares subject to the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement, respectively, as such shares are not yet settled.
Dividends
Dividends declared (on a per share basis) during the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300

Three Months Ended March 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975

Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of the March 2021 Forward Sale Agreements and the remaining shares under the June 2020 Forward Sale Agreement. The shares issuable upon settlement of the March 2021 Forward Sale Agreements and the remaining shares under the June 2020 Forward Sale Agreement, as described in Note 11 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the remaining shares under the March 2021 Forward Sale Agreements and the June 2020 Forward Sale Agreement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the shares under the March 2021 Forward Sale Agreements and the remaining shares under the June 2020 Forward Sale Agreement, the delivery of shares of common stock would result in an increase in the number of shares outstanding and dilution to earnings per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2021	2020
Determination of shares:
Weighted-average shares of common stock outstanding	536,481	465,177
Assumed conversion of restricted stock (1)	924	—
Assumed settlement of forward sale agreements (1)	7,397	—
Diluted weighted-average shares of common stock outstanding	544,802	465,177
____________________
(1)For the three months ended March 31, 2020, any such amounts have been excluded from the diluted weighted average number of shares of common stock as we were in a net loss position and the effect of inclusion would have been anti-dilutive. Assuming we had net income, using the treasury stock method, the assumed conversion of our restricted stock would have been in the amount of 83,367 shares and the assumed settlement of the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement would have been in the amount of 10,291,832 shares.

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Basic:
Net income (loss) attributable to common stockholders	$269,801	$(24,012)
Weighted-average shares of common stock outstanding	536,481	465,177
Basic EPS	$0.50	$(0.05)

Diluted:
Net income (loss) attributable to common stockholders	$269,801	$(24,012)
Diluted weighted-average shares of common stock outstanding	544,802	465,177
Diluted EPS	$0.50	$(0.05)

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2021, 11,617,723 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Stock-based compensation expense	$2,277	$1,350

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	855	$21.48	601	$21.16
Granted	464	20.01	370	22.21
Vested	(317)	19.83	(80)	20.80
Forfeited	(60)	19.90	(25)	21.21
Canceled	—	—	—	—
Outstanding at end of period	942	$21.42	866	$21.64
As of March 31, 2021, there was $16.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.
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
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$367,497	$6,813	$374,310	$248,701	$6,300	$255,001
Interest expense	(77,048)	—	(77,048)	(76,093)	—	(76,093)
Gain upon lease modification	—	—	—	(39,059)	—	(39,059)
Income (loss) before income taxes	271,035	1,548	272,583	(22,713)	1,102	(21,611)
Income tax benefit (expense)	(142)	(342)	(484)	(257)	(197)	(454)
Net income (loss)	270,893	1,206	272,099	(22,970)	905	(22,065)

Depreciation	32	760	792	24	843	867

Total assets	$16,994,473	$90,528	$17,085,001	$14,818,556	$88,657	$14,907,213
Total liabilities	$7,468,648	$16,661	$7,485,309	$7,166,984	$16,198	$7,183,182

Note 15 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on April 8, 2021 and the extension of the maturity of the June 2020 Forward Sale Agreement on April 26, 2021 (both as described in Note 11 - Stockholders' Equity), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three months ended March 31, 2021 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended December 31, 2020. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our, and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts our business and financial condition, will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, the availability, distribution, public acceptance and efficacy of one or more approved vaccines, the direct and indirect economic effects of the pandemic and containment measures on our tenants, including various state governments and/or regulatory authorities issuing directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders that have resulted and may in the future result in the temporary closure of our tenants’ operations at our properties, the ability of our tenants to successfully operate their businesses following the reopening of their respective facilities, including the costs of complying with regulatory requirements necessary to keep the facilities open, including compliance with restrictions and reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their Lease Agreements with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. In addition, changes and instability in global, national and regional economic activity and financial markets as a result of the COVID-19 pandemic have negatively impacted consumer discretionary spending and travel and may continue to do so, which could have a material adverse effect on our tenants’ businesses. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures LLC or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties and the completion of pending transactions; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our ability to obtain the financing necessary to complete our pending acquisitions on the terms we currently expect or at all; the possibility that our pending transactions may not be completed or that completion may be unduly delayed; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the effects of our pending and recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

Our portfolio also includes three secured real estate mortgages that we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
The following chart summarizes our current portfolio of properties, our pending transactions and our properties subject to right of first refusal agreements and put/call agreements with Caesars:

Portfolio Overview

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans
Detroit
Cleveland
Cincinnati
Louisville
Philadelphia
Atlantic City

CURRENT PORTFOLIO

PENDING ACQUISITION[1]
The Venetian Resort and Sands Expo and Convention Center

PENDING DISPOSITION[2]
Harrah's Louisiana Downs

OWNED GOLF COURSES
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Saucier, MS
Chariot Run, Laconia, IN

DESIGNATED PUT/CALL PROPERTIES[3]
Indiana Grand Racing & Casino
Harrah's Hoosier Park
Caesars Forum Convention Center

DESIGNATED ROFR PROPERTIES[4]
Bally's Las Vegas
Flamingo Las Vegas
Paris Las Vegas
Planet Hollywood
The LINQ
Horseshoe Baltimore
Caesars Danville Development

VICI CONTINUES TO DIVERSIFY ITS RENT BASE

GEOGRAPHIC RENT DIVERSIFICATION

At Formation (2017)
Current[5]
26%
Las Vegas
74%
Regional
31%
Las Vegas
69%
Regional

TENANT RENT DIVERSIFICATION

At Formation (2017)
Current[5]
CAESARS
100%
Hard Rock
CENTURY CASINOS
JACK ENTERTAINMENT
PENN NATIONAL
3%
2%
5%
6%
83%
CAESARS

1. On March 2, 2021, we entered into definitive agreements to acquire from Las Vegas Sands Corp. the Venetian Resort for $4.0 billion in cash. An affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. has agreed to acquire the operating company of the Venetian Resort for $2.25 billion, subject to customary closing conditions and regulatory approval.
2. On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah's Louisiana Downs for $22 million to a third party; the proceeds shall be split approximately $5.5 million to VICI and approximately $16.5 million to Caesars. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition. The disposition is subject to customary closing conditions and regulatory approvals.
3. The put/call agreement on Harrah's Hoosier Park and Indiana Grand Racing & Casino (13.0x call/12.5x put) can be exercised between January 1, 2022 and December 31, 2024. The Caesars Forum Convention Center call right can be exercised between September 18, 2025 and December 31, 2026 and the put right can be exercised between January 1, 2024 and December 31, 2024 at 13.0x
4. With respect to the ROFR assets in Las Vegas, the first will be selected from: Flamingo Las Vegas, Bally's Las Vegas, Paris Las Vegas and Planet Hollywood Resort & Casino, with the second to be selected from one of the previous four plus the LINQ Hotel & Casino. Caesars does not have a contractual obligation to sell the properties subject to the ROFRs and will make independent financial decisions regarding whether to trigger the ROFRs. The exercise of the ROFR over Horseshoe Baltimore is subject to any consent required from applicable joint venture partners of Caesars, and Caesars will make an independent financial decision regarding whether to trigger the ROFR over Horseshoe Baltimore. As part of the Eastern Band of Cherokee Indian's announced acquisition of Caesars Southern Indiana from Caesars, the parties have agreed to negotiate a ROFR with us on the real property associated with the development of a new casino resort in Danville, Virginia, which is subject to the negotiation of definitive documentation and applicable regulatory and other governmental approvals.
5. Represents current annualized contractual rent as of March 31, 2021.

We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, with Caesars being our largest tenant. We believe we have a mutually beneficial relationship with each of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of our operators provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term. Despite the ongoing impact and uncertainty of the COVID-19 pandemic, we continue to evaluate and may opportunistically pursue accretive acquisitions or investments that may arise in the market.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2021.
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, which resulted in temporary closures of our tenants’ operations at all of our properties. Our golf course business was also impacted, with all four courses temporarily ceasing operations in March 2020 until their reopening in early to mid-May 2020 and, following such reopening, have continued to operate in compliance with applicable regulations and restrictions. Although all of our leased properties and our golf courses are currently open, they remain subject to any current or future operating limitations or closures imposed by state and local governments and/or regulatory authorities. As a result, our tenants’ facilities at our properties are currently generally operating at reduced capacity and subject to additional operating restrictions, and we cannot predict how long they will be required to operate subject to such operating restrictions, or whether they will be subject to additional restrictions or forced to close again in the future. Our tenants have experienced additional challenges due to the impact of the COVID-19 pandemic, including, for example, cancellations and reductions in future events and reservations and satisfaction of capital expenditure and other contractual obligations. Due to these closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic may further impact our tenants’ businesses and, accordingly, our business and financial performance.
All of our tenants have fulfilled their rent obligations through April 2021 and we continue to engage with our tenants in connection with the ongoing COVID-19 pandemic and its impact on their businesses, including with respect to their operations, liquidity, financial performance and contingency planning. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated strains of COVID-19 (including vaccine-resistant strains) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the length of time our tenants’ operations at our properties remain restricted or are required to close again in the future, our tenants’ financial performance and any future operating limitations. These factors may contribute to increased uncertainty with respect to our business and operating results through 2021 and we will continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants. For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

First Quarter 2021 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 46.8% year-over-year to $374.3 million.
•Net income attributable to common stockholders was $269.8 million, or $0.50 per diluted share.
•AFFO increased 41.7% year-over-year to $255.0 million and AFFO per diluted share increased 23.7% to $0.47.
Acquisition and Investment Activity
•Announced the acquisition of the Venetian Resort in Las Vegas, Nevada for total consideration of $4.0 billion. Simultaneous with the closing of the acquisition of the Venetian Resort, we will enter into a triple-net lease agreement with the OpCo Buyer, which will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options.
Capital Markets and Financing Activity
•Completed an equity offering in which 69,000,000 shares of common stock were sold through forward sale agreements at $29.00 per share, raising gross future proceeds of $2.0 billion.
SIGNIFICANT ACTIVITIES DURING 2021
Acquisition and Investment Activity
•Venetian Acquisition. On March 2, 2021, the we entered into definitive agreements to acquire from Las Vegas Sands Corp. (“LVS”), all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Sands Expo and Convention Center, located in Las Vegas, Nevada (collectively, the “Venetian Resort”), for $4.0 billion in cash (the “Venetian PropCo Acquisition”), and an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. (the “OpCo Buyer”), has agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash (together with the Venetian PropCo Acquisition, the “Venetian Acquisition”). Simultaneous with the closing of the Venetian Acquisition, we will enter into a triple-net lease agreement for the Venetian Resort (the “Venetian Lease”) with OpCo Buyer (in such capacity, the “Venetian Tenant”). The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the consumer price index, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals.
In addition, LVS has agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) to be entered into simultaneous with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550 million, or a tenant change of control occurs. We will be a third-party beneficiary of the Contingent Lease Support Agreement and will have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease will not be guaranteed by Apollo Global Management, Inc. or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds. We expect the Venetian Acquisition to close during the second half of 2021. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.

PENDING TRANSACTIONS
•Sale of Louisiana Downs. On September 3, 2020, we and Caesars entered into definitive agreements to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We are entitled to receive $5.5 million of the proceeds from the sale and Caesars is entitled to $16.5 million of the proceeds. The annual rent payments under the Regional Master Lease Agreement will remain unchanged following completion of the disposition, which remains subject to regulatory approval and customary closing conditions.
•Caesars Southern Indiana Lease Agreement. On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana, at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for us on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and the tenant. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other [governmental] approvals) and is expected to be completed in the third quarter of 2021.

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

	Three Months Ended March 31,
(In thousands)	2021	2020	Variance
Revenues
Income from sales-type and direct financing leases	$290,146	$224,252	$65,894
Income from operating leases	—	10,913	(10,913)
Income from lease financing receivables and loans	70,377	12,843	57,534
Other income	6,974	693	6,281
Golf revenues	6,813	6,300	513
Total revenues	374,310	255,001	119,309

Operating expenses
General and administrative	8,085	7,015	1,070
Depreciation	792	867	(75)
Other expenses	6,974	703	6,271
Golf expenses	4,506	4,370	136
Change in allowance for credit losses	(4,380)	149,508	(153,888)
Transaction and acquisition expenses	8,721	4,517	4,204
Total operating expenses	24,698	166,980	(142,282)

Interest expense	(77,048)	(76,093)	(955)
Interest income	19	5,520	(5,501)
Loss from extinguishment of debt	—	(39,059)	39,059
Income (loss) before income taxes	272,583	(21,611)	294,194
Income tax expense	(484)	(454)	(30)
Net income (loss)	272,099	(22,065)	294,164
Less: Net income attributable to non-controlling interest	(2,298)	(1,947)	(351)
Net income (loss) attributable to common stockholders	$269,801	$(24,012)	$293,813

Revenue
For the three months ended March 31, 2021 and 2020, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2021	2020	Variance
Leasing revenue	$350,038	$247,185	$102,853
Income from loans	10,485	823	9,662
Other income	6,974	693	6,281
Golf revenues	6,813	6,300	513
Total revenue	$374,310	$255,001	$119,309
Leasing Revenue
The following table details the components of our income from sales-type, direct financing, operating and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2021	2020	Variance
Income from sales-type and direct financing leases	$290,146	$224,252	$65,894
Income from operating leases (1)	—	10,913	(10,913)
Income from lease financing receivables (2)	59,892	12,020	47,872
Total leasing revenue	350,038	247,185	102,853
Non-cash adjustment (3)	(27,877)	3,254	(31,131)
Total contractual leasing revenue	$322,161	$250,439	$71,722
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $102.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Total contractual leasing revenue increased $71.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by the addition of the MTA Properties to our real estate portfolio in July 2020, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $9.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan to our real estate portfolio in July 2020, August 2020 and September 2020, respectively.
Other Income
Other income increased $6.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.

Golf Revenues
Revenues from golf operations increased $0.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily driven by the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic and an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three months ended March 31, 2021 and 2020, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2021	2020	Variance
General and administrative	$8,085	$7,015	$1,070
Depreciation	792	867	(75)
Other expenses	6,974	703	6,271
Golf expenses	4,506	4,370	136
Change in allowance for credit losses	(4,380)	149,508	(153,888)
Transaction and acquisition expenses	8,721	4,517	4,204
Total operating expenses	$24,698	$166,980	$(142,282)
General and Administrative Expenses
General and administrative expenses increased $1.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $6.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Expenses
Expenses from golf operations increased $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily driven by the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the ongoing COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses during 2020. Additionally, even though our courses were closed from mid-March 2020 until early to mid-May as a result of the ongoing COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the change in our golf course operating revenues during this time was not proportionately offset by the change in golf course operating expenses.
Change in Allowance for Credit Losses
Under ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), we are required to record an estimated credit loss for our (i) Investments in leases - sales-type, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the three months ended March 31, 2021, we recognized a $4.4 million decrease in our allowance for credit losses primarily driven by the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the first quarter of 2021.
During the three months ended March 31, 2020, we recognized a $149.5 million increase in our allowance for credit losses. The increase in the CECL allowance was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants due to the uncertain economic conditions caused by the COVID-19 pandemic and closure of the tenants operations at our properties during such period, as well as the utilization of forecasted scenarios that incorporated the expected negative impact of the COVID-19 pandemic on the economy, (ii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $4.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $1.0 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily attributable to the increase in debt of $2.5 billion in the aggregate from the February 2020 Senior Unsecured Notes offering, partially offset by a reduction in debt of $498.5 million as a result of the full redemption of the Second Lien Notes in February 2020.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.05% during the three months ended March 31, 2021, from 4.58% during the three months ended March 31, 2020 as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and (ii) a decrease in LIBOR on the $600.0 million portion of our variable rate debt that is not hedged.
Interest Income
Interest income decreased $5.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by an overall decrease in our cash on hand and a decrease in the interest rates earned on our excess cash.
Loss on Extinguishment of Debt
During the three months ended March 31, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. We had no such related extinguishment of debt during the three months ended March 31, 2021.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment, other non-recurring non-cash transactions (such as non-cash gain upon lease modification) and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2021	2020
Net income (loss) attributable to common stockholders	$269,801	$(24,012)
Real estate depreciation	—	—
FFO	269,801	(24,012)
Non-cash leasing and financing adjustments	(27,852)	3,267
Non-cash change in allowance for credit losses	(4,380)	149,508
Non-cash stock-based compensation	2,277	1,350
Transaction and acquisition expenses	8,721	4,517
Amortization of debt issuance costs and original issue discount	6,691	6,299
Other depreciation	760	843
Capital expenditures	(1,233)	(762)
Loss on extinguishment of debt	—	39,059
Non-cash adjustments attributable to non-controlling interest	227	(93)
AFFO	255,012	179,976
Interest expense, net	70,338	64,274
Income tax expense	484	454
Adjusted EBITDA	$325,834	$244,704

Net income (loss) per common share
Basic	$0.50	$(0.05)
Diluted	$0.50	$(0.05)
FFO per common share
Basic	$0.50	$(0.05)
Diluted	$0.50	$(0.05)
AFFO per common share
Basic	$0.48	$0.39
Diluted	$0.47	$0.38
Weighted average number of shares of common stock outstanding
Basic	536,480,505	465,177,425
Diluted (1)	544,801,802	465,177,425
____________________
(1) For the three months ended March 31, 2020, the diluted weighted average number of shares of common stock outstanding in relation to AFFO is adjusted to include the dilutive effect, using the treasury stock method, of the assumed conversion of our restricted stock in the amount of 83,367 shares and the assumed settlement of our forward sale agreements entered into in June 2019 in the amount of 10,291,832 shares to a total diluted share number of 475,552,624. For the three months ended March 31, 2020, such amounts have been excluded from the diluted weighted average number of shares of common stock in relation to net (loss) income and FFO as these were in loss positions and the effect of inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of March 31, 2021, our available cash balances, capacity under our Revolving Credit Facility and additional available proceeds were as follows:

(In thousands)	March 31, 2021
Cash and cash equivalents	$322,530
Capacity under Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the June 2020 Forward Sale Agreement and March 2021 Forward Sale Agreements (2)	2,450,010
Total	$3,772,540
____________________
(1)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
(2)Assumes the physical settlement of 69,000,000 shares and the remaining 26,900,000 shares under the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement, respectively, at the forward sale price of $27.72 and $19.98, respectively, calculated as of March 31, 2021.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our material contractual commitments refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2021, we have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. As of March 31, 2021, we have $40.0 million in future funding commitments consisting of $25.0 million related to the ROV Credit Facility and $15.0 million related to the Chelsea Piers Mortgage Loan. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 7 - Debt, in the Notes to our Consolidated Financial Statements. For a summary of our future funding commitments under our loan portfolio refer to Note 4 - Real Estate Portfolio, in the Notes to our Consolidated Financial Statements.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of March 31, 2021:

	Payments Due By Period
(In thousands)	Total	2021 (remaining)	2022	2023	2024	2025 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	10,000	22,000	2,068,000	—
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,658,119	212,203	281,271	255,446	240,762	668,437
Total debt contractual obligations	8,508,119	212,203	291,271	277,446	2,308,762	5,418,437

Leases and contracts
Future funding commitments – loan investments and lease agreements(5)	40,000	—	—	—	—	40,000
Operating lease for Cascata Golf Course Land	19,516	700	951	970	990	15,905
Golf maintenance contract for Rio Secco and Cascata Golf Course	9,212	2,512	3,350	3,350	—	—
Office leases	8,331	681	857	857	857	5,079
Total leases and contract obligations	77,059	3,893	5,158	5,177	1,847	60,984

Total contractual commitments	$8,585,178	$216,096	$296,429	$282,623	$2,310,609	$5,479,421
________________________________________
(1) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(2) The Term Loan B Facility is subject to amortization of 1.0% of principal per annum payable in equal quarterly installments on the last business day of each calendar quarter. However, as a result of prepaying $100.0 million in February 2018, the next principal payment due on the Term Loan B Facility is September 2022. The Term Loan B Facility will mature on December 22, 2024 (or if the maturity is extended pursuant to the terms of the agreement, such extended maturity date as determined pursuant thereto).
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of March 31, 2021.
(5) The allocation of our future funding commitments is based on the commitment funding date or expiration date, as applicable, however we may be obligated to fund these commitments earlier than such date.
We expect the Venetian Acquisition to close in the second half of 2021, and expect to fund the purchase with a mix of cash on hand, the physical settlement of our June 2020 Forward Sale Agreement and March 2021 Forward Sale Agreements, and debt (through additional long-term debt financing, under our Revolving Credit Facility and/or under our Venetian Acquisition Bridge Facility). In particular, we currently intend to issue additional senior unsecured notes to fund a portion of the cash consideration for the Venetian Acquisition, but, absent such a long-term debt financing, we may draw on our Venetian Acquisition Bridge Facility in connection with the closing of the Venetian Acquisition to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the Venetian Acquisition Bridge Facility, subject to market and other conditions. Our ability to raise long-term debt financing on favorable terms or at all may be adversely affected by market or economic conditions that change after the date of this Quarterly Report on Form 10-Q. If we draw upon the Venetian Acquisition Bridge Facility, there can be no assurances that we would be able to refinance the Venetian Acquisition Bridge Facility on terms satisfactory to us, or at all. We anticipate funding future transactions with a mix of debt, equity and available cash.

We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under the June 2020 Forward Sale Agreement, March 2021 Forward Sale Agreements and our ATM Agreement).
All of the Lease Agreements call for an initial term of between fifteen and twenty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition, and may continue to do so, due to the impact of operating restrictions and limitations imposed from time to time, as well as potential property reclosures. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2020.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the COVID-19 pandemic. In particular, in connection with the ongoing COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, any such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, current or future economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
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

Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$155,726	$137,446	$18,280
Provided by (used in) investing activities	32,409	(839,579)	871,988
(Used in) provided by financing activities	(181,598)	1,971,324	(2,152,922)
Net increase in cash, cash equivalents and restricted cash	6,537	1,269,191	(1,262,654)
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893	(785,900)
Cash, cash equivalents and restricted cash, end of period	$322,530	$2,371,084	$(2,048,554)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $18.3 million for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increase is primarily driven by an increase in cash rental and interest payments from the Eldorado Transaction in July 2020 and the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan to our real estate portfolio in July 2020, August 2020 and September 2020, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities increased $872.0 million for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
During the three months ended March 31, 2021, the primary sources and uses of cash from investing activities included:
•Proceeds from net maturities of short-term investments of $20.0 million;
•Proceeds from partial repayment of the Amended and Restated ROV loan of $20.0 million;
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million; and
•Acquisition of property and equipment costs of $1.2 million.
During the three months ended March 31, 2020, the primary sources and uses of cash from investing activities include:
•The JACK Cleveland/Thistledown Acquisition for a total cost of $897.4 million, including acquisition costs;
•Proceeds from net maturities of short-term investments of $59.5 million; and
•Acquisition of property and equipment costs of $1.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $2,152.9 million for the three months ended March 31, 2021, compared with the three months ended March 31, 2020.
During the three months ended March 31, 2021, the primary uses of cash in financing activities included:
•Dividend payments of $178.0 million;
•Distributions of $2.1 million to non-controlling interest.
During the three months ended March 31, 2020 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $199.9 million of our common stock pursuant to our ATM Program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), plus fees;

•Dividend payments of $137.1 million;
•Debt issuance costs of $51.7 million; and
•Distributions of $2.0 million to non-controlling interest.
Debt
For a summary of our debt obligations as of March 31, 2021, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2021, we were in compliance with all debt-related covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for (i) 4.6% of the Operating Partnership’s revenue (or 4.5% of our consolidated revenue) for the three months ended March 31, 2021 and (ii) 3.8% of the Operating Partnership’s total assets (or 3.8% of our consolidated total assets) as of March 31, 2021.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300

Three Months Ended March 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2021.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At March 31, 2021, we had $6.9 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At March 31, 2021, we had entered into interest rate swap agreements that hedge $1.5 billion of our variable rate debt. Accordingly, we have approximately $600.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $6.0 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors for the three months ended March 31, 2021, which risk factors are incorporated herein by reference, except as set forth below. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Relating to the Venetian Acquisition
We may fail to complete the Venetian Acquisition or may not complete it on the terms described herein.
The completion of Venetian Acquisition is subject to certain customary regulatory and other closing conditions, many of which are beyond our control, which make the completion and timing thereof uncertain; there can be no assurance that such conditions will be satisfied on the anticipated schedule, or at all. Completion of certain of the transactions contemplated by the Venetian Acquisition are subject to the negotiation of definitive documentation and, while the principal terms of these transactions are specified in the Venetian Acquisition transaction documents, there can be no assurance that we will be successful in negotiating definitive documentation.
If this transaction is not completed on the anticipated schedule, on the contemplated terms or at all, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including the following:
•we have incurred and expect to continue to incur significant transaction expenses relating to this transaction, such as legal, accounting and financial advisory fees, whether or not any or all of these transactions are completed;
•time and resources committed by our management to matters relating to this transaction could otherwise have been devoted to pursuing other opportunities;
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that this transaction will be completed; and
•we would not realize the potential benefits, including the increased revenue, that we expect to realize from consummating this transaction, and our earnings, FFO or AFFO per share could be materially and adversely affected.
We cannot provide any assurance that the Venetian Acquisition will be completed or that there will not be a delay in the completion of this transaction. If the Venetian Acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
The completion of the Venetian Acquisition is subject to the receipt of consents and approvals, which cannot be assured or which may impose conditions that could have a material adverse effect on us.
Completion of the Venetian Acquisition is conditioned upon the receipt of certain consents and approvals, including, without limitation, gaming regulatory approvals. Although we have agreed to use our reasonable best efforts to obtain such consents and approvals, there can be no assurance that these consents or approvals will be obtained and that the other conditions to completing the Venetian Acquisition will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Venetian Acquisition or require changes to the terms of the transaction documents. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of one or more of these transactions or of imposing additional costs or limitations on us following completion of the Venetian Acquisition, any of which might have a material adverse effect on us following completion of the Venetian Acquisition.

The obligations of the Venetian Tenant under the Venetian Lease will not be guaranteed by Apollo Global Management, Inc., Apollo Management Holdings, L.P. or any other affiliate of the Venetian Tenant.
We will depend on the Venetian Tenant to operate the Venetian Resort in a manner that generates revenues sufficient to allow the Venetian Tenant to meet its obligations to us, and such obligations will not be guaranteed by Apollo Global Management, Inc., Apollo Management Holdings, L.P. or any other affiliate of the Venetian Tenant. Because the Venetian Lease is a triple-net lease, in addition to the rent the Venetian Tenant will owe us, we will depend on the Venetian Tenant to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with the Venetian Resort and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Venetian Tenant will have sufficient assets, income or access to financing to enable it to satisfy their payment and other obligations under the Venetian Lease.
The Venetian Tenant will be a newly formed entity and we do not expect it to have any operations other than operating the Venetian Resort. Accordingly, the Venetian Tenant will rely on the Venetian Resort for income to satisfy its obligations, including its debt service requirements and lease and other payments due to us or others, and will not be able to rely on the income or assets of Apollo Global Management, Inc., Apollo Management Holdings, L.P. or any other affiliate of the Venetian Tenant, or any other business operations, to satisfy its obligations to us. If income at the Venetian Resort fails to recover from COVID-19 related declines, were to decline further for any reason, including as a result of the ongoing COVID-19 pandemic, or if the Venetian Tenant’s debt service requirements were to increase or if its creditworthiness were to become impaired for any reason, the Venetian Tenant may become unable or unwilling to satisfy its payment and other obligations under the Venetian Lease or other agreements with us.
In addition, the Contingent Lease Support Agreement is not a full and unconditional guarantee by LVS of the Venetian Tenant’s obligations to us and will not require LVS to cover any environmental expenses, litigation claims, or any cure or enforcement costs. Furthermore, LVS will not be required to provide the Venetian Tenant or us with such lease support after the termination of the Contingent Lease Support Agreement, which runs through 2023, but may be terminated earlier if the EBITDAR (as defined in the applicable agreement) generated by the Venetian Resort in 2022 equals or exceeds $550 million or if a change of control occurs with respect to the Venetian Tenant. We are not a party to the Contingent Lease Support Agreement, but we are a third-party beneficiary of the agreement. It is possible that under certain circumstances that our rights as a third-party beneficiary may be unenforceable.
The inability or unwillingness of the Venetian Tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
We are subject to provisions under the respective transaction documents for the Venetian Acquisition that, in specified circumstances, could require us to pay significant termination fees or liquidated damages to the seller in the Venetian Acquisition.
The transaction documents for the Venetian Acquisition provide that, in specified circumstances, we could be required to pay significant termination fees or liquidated damages to the seller. If the Venetian Acquisition is terminated under certain circumstances, we could become liable to LVS for a termination fee of up to $150.0 million. If we become obligated to pay a termination fee or liquidated damages, the payment could have a material adverse effect on us.
Risks Related to the March 2021 Forward Sale Agreements
Provisions contained in the March 2021 Forward Sale Agreements could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.
If any forward purchaser under the March 2021 Forward Sale Agreements or its affiliate does not sell all of the shares of our common stock that it has agreed to sell to the underwriters (including because insufficient shares of common stock were made available by securities lenders for borrowing at a stock loan cost below a specified threshold) after using commercially reasonable efforts, we will issue and sell to the underwriters a number of shares of our common stock equal to the number of shares of common stock that such forward purchaser or its affiliate does not sell, and the number of shares of common stock underlying the relevant forward sale agreement will be decreased by the number of shares of common stock that we issue and sell.
The forward purchasers under the March 2021 Forward Sale Agreements will have the right to accelerate the March 2021 Forward Sale Agreements (with respect to all or, in certain cases, any portion of the transaction under the March 2021 Forward

Sale Agreements that a forward purchaser under the March 2021 Forward Sale Agreements determines is affected by an event described below) and require us to settle on a date specified by the relevant forward purchaser if:
•such forward purchaser or its affiliate (x) is unable in its commercially reasonable good faith judgment to hedge its exposure under the applicable forward sale agreement because insufficient shares of common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure under the applicable forward sale agreement;
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
•certain ownership thresholds applicable to the applicable forward purchaser and its affiliate are exceeded;
•an event (x) is announced that, if consummated, would result in a specified extraordinary event (including certain mergers or tender offers, certain events involving our nationalization, or insolvency, or a delisting of our common shares) or (y) occurs that would constitute a delisting or change in law; or
•certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with the applicable March 2021 Forward Sale Agreement or our insolvency (each as more fully described in the applicable March 2021 Forward Sale Agreement).
A forward purchaser’s decision to exercise its right to accelerate the settlement of its March 2021 Forward Sale Agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of the applicable March 2021 Forward Sale Agreement, which would result in dilution to our earnings per share.
We expect to physically settle the March 2021 Forward Sale Agreements and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than approximately March 3, 2022 . However, the March 2021 Forward Sale Agreements may be settled earlier in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under the March 2021 Forward Sale Agreements at any time and from time to time, in part or in full. The March 2021 Forward Sale Agreements will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle the forward sale agreements. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share.
If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying the March 2021 Forward Sale Agreements, we expect the applicable forward purchaser (or its affiliate) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:
•return shares of our common stock to securities lenders in order to unwind its hedge (after taking into consideration any shares of our common stock to be delivered by us to such forward purchaser, in the case of net share settlement); and
•if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of such forward sale agreement.
The purchase of shares of our common stock in connection with the forward purchasers under the March 2021 Forward Sale Agreements or their respective affiliates unwinding their respective hedge positions could cause the price of shares of our common stock to increase over such time (or reduce the amount of a decrease over such time), thereby increasing the amount of cash we would be required to pay to such forward purchasers (or decreasing the amount of cash that such forward purchasers would be required to pay us) upon a cash settlement of the March 2021 Forward Sale Agreements or increasing the number of shares of common stock we would be required to deliver to such forward purchasers (or decreasing the number of shares of common stock that such forward purchasers would be required to deliver to us) upon net share settlement of the March 2021 Forward Sale Agreements.
The forward sale price that we expect to receive upon physical settlement of the March 2021 Forward Sale Agreements will be subject to adjustment on a daily basis based on a floating interest rate factor determined by reference to a specified daily rate less a spread and will be decreased by amounts related to expected dividends on our common stock during the term of the

March 2021 Forward Sale Agreements. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price for that day. As of March 3, 2021, the date of the prospectus supplement governing the offering of our common stock pursuant to the March 2021 Forward Sale Agreements, the specified daily rate was less than the spread, reducing the proceeds that we would receive upon settlement of the March 2021 Forward Sale Agreements. If the prevailing market price for our common stock during the unwind period under the March 2021 Forward Sale Agreements is above the forward sale price, in the case of cash settlement, we would pay the forward purchasers under the March 2021 Forward Sale Agreements an amount per share in cash equal to the difference or, in the case of net share settlement, we would deliver to such forward purchasers a number of shares of common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.
We have in the past entered into forward sale transactions other than the March 2021 Forward Sale Agreements, including the June 2020 Forward Sale Agreement, and we may in the future enter into forward sale transactions, all of which subject us to risks similar to those described above.
We have in the past entered into forward sale transactions and may in the future enter into forward sale transactions in connection with public offerings or other transactions other than the June 2020 Forward Sale Agreement and the March 2021 Forward Sale Agreements. The non-settled forward sale transactions that we entered into in the past, to the extent not fully settled, subject us to risks that are substantially similar to the risks described above and due to their not being fully settled could subject us to incremental risks with respect to the forward sale transactions entered into with respect to the March 2021 Forward Sale Agreements had these past forward sale transactions been fully settled, including limiting our ability (subject to certain conditions) to elect “Cash Settlement” or “Net Settlement” with respect to the forward sale transactions entered into with respect to the March 2021 Forward Sale Agreements if there is any overlap with respect to an “Unwind Period” under the June 2020 Forward Sale Agreement. Likewise, if in the future we enter into any forward sale transactions, those forward sale transactions also may subject us to risks that are substantially similar to the risks described above.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2021, certain employees surrendered shares of common stock owned by them to us to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan.
The following table summarizes such common stock repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2021 through January 31, 2021	2,824	$25.32	—	—
February 1, 2021 through February 28, 2021	52,743	27.36	—	—
March 1, 2021 through March 31, 2021	4,763	28.21	—	—
Total	60,330	$27.33	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.
We did not otherwise repurchase any equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2021.

Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
On April 26, 2021, the Company further amended the forward sale agreement, originally dated June 16, 2020 (the “June 2020 Forward Sale Agreement”) (which was further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020), with Morgan Stanley & Co. LLC to extend the maturity date of the June 2020 Forward Sale Agreement from June 17, 2021 to December 17, 2021. The June 2020 Forward Sale Agreement was previously amended on September 16, 2020 to extend the original maturity date from June 17, 2020 (as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2020). The Company intends (subject to its right to elect cash or net share settlement and subject to certain conditions) to deliver, upon physical settlement of such June 2020 Forward Sale Agreement on one or more dates specified by the Company occurring no later than December 17, 2021, an aggregate of 26,900,000 shares of the Company’s common stock, $0.01 par value per share, remaining under the June 2020 Forward Sale Agreement to the forward purchaser in exchange for cash proceeds per share equal to the applicable forward sale price as provided in the June 2020 Forward Sale Agreement, as amended.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

10.1	Purchase and Sale Agreement dated as of March 2, 2021 by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P.		8-K	10.1	3/3/2021

10.2	Purchase and Sale Agreement dated as of March 2, 2021 by and between Las Vegas Sands Corp. and VICI Properties L.P.		8-K	10.2	3/3/2021

10.3	Commitment Letter, dated as of March 2, 2021, by and between VICI Properties 1 LLC, Deutsche Bank Securities Inc., Deutsche Bank AG Cayman Islands Branch and Morgan Stanley Senior Funding, Inc.		8-K	10.3	3/3/2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 29, 2021
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 29, 2021
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	April 29, 2021
Gabriel F. Wasserman	(Principal Accounting Officer)