Form 10-Q
period 2021-06-30
VICI PROPERTIES INC.
filed 2021-07-28
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 27, 2021, the registrant had 537,044,887 shares of its $0.01 par value common stock outstanding.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$13,098,853	$13,027,644
Investments in leases - financing receivables, net	2,643,648	2,618,562
Investments in loans, net	505,262	536,721
Land	157,365	158,190
Cash and cash equivalents	407,522	315,993
Short-term investments	—	19,973
Other assets	406,898	386,530
Total assets	$17,219,548	$17,063,613
Liabilities
Debt, net	$6,772,903	$6,765,532
Accrued interest	45,913	46,422
Deferred financing liability	73,600	73,600
Deferred revenue	352	93,659
Dividends payable	177,114	176,992
Other liabilities	414,597	413,663
Total liabilities	7,484,479	7,569,868

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 950,000,000 and 700,000,000 shares authorized and 537,043,817 and 536,669,722 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,370	5,367
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	9,366,561	9,363,539
Accumulated other comprehensive loss	(70,815)	(92,521)
Retained earnings	355,524	139,454
Total VICI stockholders’ equity	9,656,640	9,415,839
Non-controlling interest	78,429	77,906
Total stockholders’ equity	9,735,069	9,493,745
Total liabilities and stockholders’ equity	$17,219,548	$17,063,613
_______________________________________________________
Note: As of June 30, 2021 and December 31, 2020, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $431.4 million, $80.7 million, $0.1 million and $6.5 million, respectively, and $454.2 million, $91.0 million, $1.8 million and $6.9 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Income from sales-type and direct financing leases	$291,132	$223,895	$581,278	$448,147
Income from operating leases	—	10,913	—	21,826
Income from lease financing receivables and loans	69,996	17,026	140,373	29,869
Other income	6,987	733	13,961	1,426
Golf revenues	8,285	5,335	15,098	11,635
Total revenues	376,400	257,902	750,710	512,903

Operating expenses
General and administrative	7,628	7,498	15,713	14,513
Depreciation	757	1,213	1,549	2,080
Other expenses	6,987	736	13,961	1,439
Golf expenses	5,232	4,139	9,738	8,509
Change in allowance for credit losses	(29,104)	(65,480)	(33,484)	84,028
Transaction and acquisition expenses	791	1,160	9,512	5,677
Total operating expenses	(7,709)	(50,734)	16,989	116,246

Interest expense	(79,806)	(77,693)	(156,854)	(153,786)
Interest income	30	1,009	49	6,529
Loss from extinguishment of debt	—	—	—	(39,059)
Income before income taxes	304,333	231,952	576,916	210,341
Income tax expense	(1,256)	(309)	(1,740)	(763)
Net income	303,077	231,643	575,176	209,578
Less: Net income attributable to non-controlling interest	(2,368)	(2,241)	(4,666)	(4,188)
Net income attributable to common stockholders	$300,709	$229,402	$570,510	$205,390

Net income per common share
Basic	$0.56	$0.47	$1.06	$0.43
Diluted	$0.54	$0.47	$1.04	$0.43

Weighted average number of shares of common stock outstanding
Basic	536,692,167	489,012,165	536,586,921	477,094,795
Diluted	554,438,981	489,213,427	549,620,976	481,652,482

Other comprehensive income
Net income attributable to common stockholders	$300,709	$229,402	$570,510	$205,390
Unrealized gain (loss) on cash flow hedges	9,328	951	21,706	(52,187)
Comprehensive income attributable to common stockholders	$310,037	$230,353	$592,216	$153,203
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net (loss) income	—	—	—	(24,012)	(24,012)	1,947	(22,065)
Issuance of common stock, net	75	199,802	—	—	199,877	—	199,877
Distributions to non-controlling interest	—	—	—	—	—	(2,042)	(2,042)
Dividends declared ($0.2975 per common share)	—	—	—	(139,413)	(139,413)	—	(139,413)
Stock-based compensation, net of forfeitures	1	1,184	—	—	1,185	—	1,185
Unrealized loss on cash flow hedges	—	—	(53,138)	—	(53,138)	—	(53,138)
Balance as of March 31, 2020	4,686	8,018,568	(118,216)	(262,470)	7,642,568	81,463	7,724,031
Net income	—	—	—	229,402	229,402	2,241	231,643
Issuance of common stock, net	650	1,275,974	—	—	1,276,624	—	1,276,624
Distribution to non-controlling interest	—	—	—	—	—	(2,041)	(2,041)
Dividends declared ($0.2975 per common share)	—	—	—	(158,767)	(158,767)	—	(158,767)
Stock-based compensation, net of forfeitures	1	1,969	—	—	1,970	—	1,970
Unrealized gain on cash flow hedges	—	—	951	—	951	—	951
Balance as of June 30, 2020	$5,337	$9,296,511	$(117,265)	$(191,835)	$8,992,748	$81,663	$9,074,411

Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Distributions to non-controlling interest	—	—	—	—	—	(2,071)	(2,071)
Dividends declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	—	(177,217)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	5,370	9,364,294	(80,143)	232,038	9,521,559	78,133	9,599,692
Net income	—	—	—	300,709	300,709	2,368	303,077
Issuance of common stock, net	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(2,072)	(2,072)
Dividends declared ($0.3300 per common share)	—	—	—	(177,223)	(177,223)	—	(177,223)
Stock-based compensation, net of forfeitures	—	2,267	—	—	2,267	—	2,267
Unrealized gain on cash flow hedges	—	—	9,328	—	9,328	—	9,328
Balance as of June 30, 2021	$5,370	$9,366,561	$(70,815)	$355,524	$9,656,640	$78,429	$9,735,069
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$575,176	$209,578
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(58,289)	6,226
Stock-based compensation	4,672	3,361
Depreciation	1,549	2,080
Amortization of debt issuance costs and original issue discount	16,625	11,136
Change in allowance for credit losses	(33,484)	84,028
Loss on extinguishment of debt	—	39,059
Change in operating assets and liabilities:
Other assets	(7,675)	596
Accrued interest	(509)	28,675
Deferred revenue	(93,307)	(69,982)
Other liabilities	5,712	3,740
Net cash provided by operating activities	410,470	318,497

Cash flows from investing activities
Investments in leases - financing receivables	(6,000)	(847,159)
Investments in loans	—	(50,343)
Principal repayments of lease financing receivables	1,091	868
Principal repayments of loans and receipts of deferred fees	30,448	—
Capitalized transaction costs	(1,884)	(1,084)
Maturities of short-term investments	19,973	59,474
Acquisition of property and equipment	(1,523)	(2,187)
Net cash provided by (used in) investing activities	42,105	(840,431)

Cash flows from financing activities
Proceeds from offering of common stock, net	—	1,476,717
Proceeds from February 2020 Senior Unsecured Notes	—	2,500,000
Redemption of Second Lien Notes	—	(537,538)
Repurchase of stock for tax withholding	(1,647)	(206)
Debt issuance costs	—	(57,784)
Distributions to non-controlling interest	(4,143)	(4,083)
Dividends paid	(355,256)	(276,529)
Net cash (used in) provided by financing activities	(361,046)	3,100,577

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	91,529	2,578,643
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893
Cash, cash equivalents and restricted cash, end of period	$407,522	$3,680,536

Supplemental cash flow information:
Cash paid for interest	$140,738	$113,974
Cash paid for income taxes	$1,790	$—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$177,223	$158,767
Non-cash change in Investments in leases - financing receivables	$10,050	$—
Deferred transaction costs payable	$6,816	$2,305
Equity issuance costs payable	$—	$1,040
Debt issuance costs payable	$17,341	$—
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
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of June 30, 2021, our national, geographically diverse real estate portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment. We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impact of the COVID-19 Pandemic on our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, which resulted in temporary closures of our tenants’ operations at all of our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by state and local governments and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, they may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. Due to prior closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic, including emerging variants, may further impact our tenants’ businesses and, accordingly, our business and financial performance.
All of our tenants have fulfilled their rent obligations through July 2021 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations.
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value.
As of June 30, 2020, restricted cash was solely related to funds held in escrow from the February 2020 Senior Unsecured Notes offering, which were subsequently used to consummate the Eldorado Transaction. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Balance Sheet to the total of the same such amounts presented in the Statement of Cash Flows:

(In thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$407,522	$1,680,536
Restricted cash	—	2,000,000
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$407,522	$3,680,536
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available-for-sale securities. The related income is recognized as interest income in our Statement of Operations. We had $20.0 million of short-term investments as of December 31, 2020. We did not have any short-term investments as of June 30, 2021.
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
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility, delayed draw term loan or construction loan. We estimate the amount that we will fund for each contractual commitment based on (i) discussions with our borrowers, (ii) our borrowers' business plans and financial condition and (iii) other relevant factors. Based on these considerations, we apply a CECL allowance to the estimated amount of credit we expect to extend. The CECL allowance for unfunded commitments is calculated using the same methodology as the allowance for all of our other investments subject to the CECL model. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2021.
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
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Lease Agreements represented 86% of our lease revenues for the three and six months ended June 30, 2021, respectively, and 80% and 81% of our lease revenues for the three and six months ended June 30, 2020, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 32% of our lease revenues for the three and six months ended June 30, 2021, respectively, and 28% and 29% of our lease revenue for the three and six months ended June 30, 2020, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Property Transactions

2021 Transactions
Our significant activities in 2021, in reverse chronological order, are as follows:
Great Wolf Mezzanine Loan
On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million in financing to partially fund the development of the Great Wolf Lodge Maryland, an expansive 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of 3 years with two successive 12-month extension options subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of June 30, 2021, no funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.
In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
Venetian Acquisition
On March 2, 2021, we entered into definitive agreements to acquire from Las Vegas Sands Corp. (“LVS”) all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Sands Expo and Convention Center, located in Las Vegas, Nevada (collectively, the “Venetian Resort”), for $4.0 billion in cash (the “Venetian PropCo Acquisition”), and an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. (the “OpCo Buyer”), agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash (together with the Venetian PropCo Acquisition, the “Venetian Acquisition”). Simultaneous with the closing of the Venetian Acquisition, we will enter into a triple-net lease agreement for the Venetian Resort (the “Venetian Lease”) with OpCo Buyer (in such capacity, the “Venetian Tenant”). The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the consumer price index, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals. We expect the Venetian Acquisition to close during the fourth quarter of 2021. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Caesars Southern Indiana Lease Agreement
On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for us on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and the tenant. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other governmental approvals) and is expected to be completed in the third quarter of 2021.
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
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of June 30, 2021), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
forth in the JACK Lease Agreement Amendment.
Simultaneously with entry into the JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million (the “ROV Term Loan”) which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility (the “ROV Credit Facility”), which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. The Amended and Restated ROV Loan, which includes the ROV Term Loan and ROV Credit Facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan is now secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The amendment and restatement also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022. During the six months ended June 30, 2021, the borrower under the ROV Term Loan elected to make prepayments in an aggregate amount of $30.0 million, plus accrued and unpaid interest in the amount of $3.7 million, reducing the outstanding aggregate principal amount of the ROV Term Loan to $40.0 million as of June 30, 2021.
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
Note 4 — Real Estate Portfolio
As of June 30, 2021, our real estate portfolio consisted of the following:
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
•Investments in loans, representing our investment in the Amended and Restated ROV Loan, Chelsea Piers Mortgage Loan, Forum Convention Center Mortgage Loan and Great Wolf Mezzanine Loan; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Minimum lease payments receivable under sales-type leases (1)	$44,968,959	$45,500,260
Estimated residual values of leased property (not guaranteed)	3,342,508	3,348,174
Gross investment in sales-type leases	48,311,467	48,848,434
Unamortized initial direct costs	23,567	23,764
Less: Unearned income	(34,804,781)	(35,390,353)
Less: Allowance for credit losses	(431,400)	(454,201)
Investments in leases - sales-type, net	13,098,853	13,027,644
Investments in leases - financing receivables, net	2,643,648	2,618,562
Total investments in leases, net	15,742,501	15,646,206
Investments in loans, net	505,262	536,721
Land	157,365	158,190
Total real estate portfolio	$16,405,128	$16,341,117
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Portfolio
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Income from sales-type and direct financing leases, excluding contingent rent (1)	$290,137	$223,809	$579,711	$448,004
Income from operating leases (2)	—	10,913	—	21,826
Income from lease financing receivables (1) (3)	60,069	15,924	119,961	27,944
Total revenue, excluding contingent rent	350,206	250,646	699,672	497,774
Contingent rent (1)	995	86	1,567	143
Total lease revenue	351,201	250,732	701,239	497,917
Non-cash adjustment (4)	(29,398)	3,809	(57,275)	7,063
Total contractual lease revenue	$321,803	$254,541	$643,964	$504,980
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of June 30, 2021, we have only recognized contingent rent on our Margaritaville Lease Agreement and Greektown Lease Agreement, in relation to the variable rent portion of the respective leases. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
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
At June 30, 2021, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2021 (remaining)	$531,072	$111,486	$642,558
2022	1,075,944	227,017	1,302,961
2023	1,094,796	231,332	1,326,128
2024	1,112,711	235,421	1,348,132
2025	1,126,826	237,826	1,364,652
2026	1,141,221	240,191	1,381,412
Thereafter	38,886,389	7,999,428	46,885,817
Total	$44,968,959	$9,282,701	$54,251,660

Weighted Average Lease Term (2)	33.9	33.9	33.9
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
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2021 and 2020.
(5) Variable Rent is not subject to the Escalator.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Penn National Lease Agreements - Overview
The following is a summary of the material lease provisions of our Penn National Lease Agreements:

($ In thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Initial term maturity	1/31/2034	5/23/2034
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,462	$51,312
Escalation commencement (2)	Lease year two	Lease year four
Escalation	2% of Building base rent, subject to the net revenue to rent ratio floor	2% of Building base rent, subject to the net revenue to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year four
Percentage rent (3)	$3,000 (fixed for lease year one and two)	$6,384 (fixed for lease year one and two)
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from February 1, 2021 through January 31, 2022. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from June 1, 2021 through May 31, 2022.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. In relation to the Margaritaville Lease Agreement, during the three and six months ended June 30, 2021 and 2020, we recognized approximately $0.8 million, $1.4 million, $0.1 million and $0.1 million, respectively, in contingent rent. In relation to the Greektown Lease Agreement during the three and six months ended June 30, 2021 we recognized approximately $0.2 million and $0.2 million, respectively, in contingent rent. No such contingent rent was recognized for the three and six months ended June 30, 2020 for the Greektown Lease Agreement.

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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2021 and 2020.
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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2021 and 2020.
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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2021 and 2020.
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
(2) Initial minimum required to be spent from the period commencing April 1, 2019 through December 31, 2022, which includes $18.0 million advanced by us and expended by JACK Entertainment for the construction of the new gaming patio amenity at JACK Thistledown Racino (which construction was completed in the first quarter of 2021).
Loan Portfolio
The following is a summary of our investments in loans as of June 30, 2021 and December 31, 2020:

($ In thousands)	June 30, 2021
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,041	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,954	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	40,000	40,267	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Great Wolf Mezzanine Loan	Mezzanine	—	—	79,500	8.0%	7/9/2026
Total		$505,000	$505,262	$119,500	7.7%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2020
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,045	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,880	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	70,000	71,796	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$536,721	$40,000	7.8%
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
Allowance for Credit Losses
During the three and six months ended June 30, 2021, we recognized a $29.1 million and $33.5 million decrease, respectively, in our allowance for credit losses primarily driven by (i) the decrease in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first and second quarters of 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021 and (iii) the decrease in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance.
During the three months ended June 30, 2020, we recognized a $65.5 million decrease in our allowance for credit losses. This decrease was primarily driven by a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the partial reopening of a majority of their gaming operations. During the six months ended June 30, 2020, we recognized a $84.0 million increase in our allowance for credit losses. This increase was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants due to the uncertain economic conditions caused by the COVID-19 pandemic and closure of the tenants operations at our properties during such period, as well as the utilization of forecasted scenarios that incorporated the expected negative impact of the COVID-19 pandemic on the economy, (ii) an increase in the Long-Term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) an increase related to our initial investments in JACK Cleveland/Thistledown and the ROV Loan in January 2020. This increase was partially offset by the decrease for the three months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the allowance for credit losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,530,253	$(431,400)	$13,098,853	3.19%
Investments in leases - financing receivables	2,724,389	(80,741)	2,643,648	2.96%
Investments in loans	505,320	(58)	505,262	0.01%
Other assets - sales-type sub-leases	284,000	(6,471)	277,529	2.28%
Totals	$17,043,962	$(518,670)	$16,525,292	3.04%

	December 31, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,481,845	$(454,201)	$13,027,644	3.37%
Investments in leases - financing receivables	2,709,520	(90,958)	2,618,562	3.36%
Investments in loans	538,547	(1,826)	536,721	0.34%
Other assets - sales-type sub-leases	284,376	(6,894)	277,482	2.42%
Totals	$17,014,288	$(553,879)	$16,460,409	3.26%
____________________
(1) The total allowance excludes the CECL allowance for unfunded loan commitments. As of June 30, 2021, such allowance is $1.7 million and is recorded in Other liabilities. As of December 31, 2020, there was no CECL allowance related to unfunded loan commitments.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning Balance December 31,	$553,879	$—
Initial allowance upon adoption	—	309,362
Initial allowance from current period investments	1,725	22,158
Current period change in credit allowance	(35,209)	61,870
Charge-offs	—	—
Recoveries	—	—
Ending Balance June 30,	$520,395	$393,390
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2021 and 2020:

	June 30, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets	$—	$954,181	$15,743,112	$—	$281,657	$65,011	$17,043,962

	June 30, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets	$—	$561,116	$9,886,007	$900,566	$280,869	$—	$11,628,558
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan and Great Wolf Mezzanine Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Sales-type sub-leases	$277,529	$277,482
Property and equipment used in operations, net	69,075	69,204
Right of use assets	17,165	17,507
Debt financing costs	16,966	8,879
Deferred acquisition costs	8,827	1,788
Tenant receivables	6,018	3,384
Prepaid expenses	4,357	2,710
Interest receivable	2,713	2,746
Other receivables	1,676	803
Other	2,572	2,027
Total other assets	$406,898	$386,530

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Land and land improvements	$59,137	$59,115
Buildings and improvements	14,708	14,697
Furniture and equipment	8,317	7,020
Total property and equipment used in operations	82,162	80,832
Less: accumulated depreciation	(13,087)	(11,628)
Total property and equipment used in operations, net	$69,075	$69,204

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$757	$1,213	$1,549	$2,080
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Finance sub-lease liabilities	$284,001	$284,376
Derivative liability	70,815	92,521
Other accrued expenses	32,970	6,518
Lease liabilities	17,165	17,507
Accrued payroll and other compensation	3,805	8,474
Deferred income taxes	3,726	3,533
CECL allowance for unfunded loan commitments	1,725	—
Accounts payable	390	734
Total other liabilities	$414,597	$413,663

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2021 and December 31, 2020:

($ In thousands)	June 30, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.75%	2,100,000	2,083,362
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	741,505
2026 Notes	2026	4.250%	1,250,000	1,234,545
2027 Notes	2027	3.750%	750,000	740,571
2029 Notes	2029	4.625%	1,000,000	986,531
2030 Notes	2030	4.125%	1,000,000	986,389
Total Debt			$6,850,000	$6,772,903

($ In thousands)	December 31, 2020
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (3)	2024	L + 1.750	2,100,000	2,080,974
Senior Unsecured Notes (4)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and six months ended June 30, 2021, the commitment fee was 0.375%.
(3)Interest on any outstanding balance is payable monthly. As of June 30, 2021, we had four interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $1.5 billion at a LIBOR rate of 2.8297%. As of December 31, 2020, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
(4)Interest is payable semi-annually.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum payments of our debt obligations as of June 30, 2021:

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
(UNAUDITED)
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
The respective indentures for the Senior Unsecured Notes each contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of June 30, 2021, the restricted net assets of the Operating Partnership were approximately $7.5 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
Venetian Acquisition Bridge Facility
On March 2, 2021, in connection with the Venetian Acquisition, VICI PropCo entered into a Commitment Letter (the “Venetian Acquisition Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc. (collectively, the “Venetian Acquisition Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the Venetian Acquisition Bridge Lender has provided commitments in an amount up to $4.0 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the Venetian PropCo Acquisition. The commitment fee is equal to, (i) with respect to any commitments that remain outstanding prior to April 1, 2021, 0.25% of such commitments, (ii) with respect to any commitments that remain outstanding on April 1, 2021 and are terminated prior to March 2, 2022, 0.50% of such commitments, and (iii) with respect to any commitments that remain outstanding after March 2, 2022, 0.75% of such commitments. For the three and six months ended June 30, 2021, we recognized $5.6 million and $7.9 million of fees, respectively, related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations.
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
Eldorado Transaction Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Eldorado Transaction Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Eldorado Transaction Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (collectively the “Eldorado Transaction Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion. The Eldorado Transaction Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The structuring fee was equal to 0.10% of the total aggregate commitments at June 24, 2019 and was payable as such commitments were terminated. For the three and six months ended June 30, 2020, we recognized $0.5 million and $3.1 million, respectively, of fees related to the Eldorado Transaction Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the three and six months ended June 30, 2021 as the Eldorado Transaction Bridge Facilities were fully terminated at our election in June 2020.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020, we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million during the six months ended June 30, 2020.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2021, we are in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.5 billion. On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million, which matured on January 22, 2021. The interest rate swap transactions are designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%. As of June 30, 2021 and for the duration of the remaining interest rate swap transactions, we are subject to interest rate risk on $600.0 million of variable rate debt.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2021 and December 31, 2020:

($ In thousands)	June 30, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023

($ In thousands)	December 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of June 30, 2021 and December 31, 2020, the interest rate swaps are in net unrealized loss positions and are recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Unrealized gain (loss) recorded in other comprehensive income	$9,328	$951	$21,706	$(52,187)
Interest recorded in interest expense	$10,342	$11,114	$21,168	$16,694

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

June 30, 2021
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$—	$—	$—	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$70,815	$—	$70,815	$—

	December 31, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$19,973	$—	$19,973	$—
Financial liabilities:
Derivative instruments - interest rate swaps (2)	$92,521	$—	$92,521	$—
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
The estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020 for which fair value is only disclosed are as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,643,648	$2,804,602	$2,618,562	$2,684,955
Investments in loans (2)	505,262	505,000	536,721	538,151
Cash and cash equivalents	407,522	407,522	315,993	315,993
Financial liabilities:
Debt (3)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	2,083,362	2,081,625	2,080,974	2,065,875
2025 Notes	741,505	768,750	740,333	766,875
2026 Notes	1,234,545	1,303,125	1,233,119	1,296,875
2027 Notes	740,571	766,875	739,733	763,125
2029 Notes	986,531	1,063,750	985,730	1,070,000
2030 Notes	986,389	1,037,500	985,643	1,045,000
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2021 and 2030, respectively. The discount rates for the leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of June 30, 2021 under our operating leases was 15.0 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Rent expense	$505	$505	$1,004	$1,003
Contractual rent	$470	$345	$940	$668
As of June 30, 2021, we have a $17.2 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$911
2022	1,808
2023	1,827
2024	1,847
2025	1,908
2026	1,959
Thereafter	17,117
Total minimum lease commitments	$27,377
Discounting factor	10,212
Lease liability	$17,165
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the balance and location in our Balance Sheet of the ground and use leases as of June 30, 2021 and December 31, 2020, which is primarily comprised of the HNO Ground Lease:

(In thousands)	June 30, 2021	December 31, 2020
Others assets (sales-type sub-leases)	$277,529	$277,482
Other liabilities (finance sub-lease liabilities)	$284,001	$284,376
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Rental income and expense	$5,648	$138	$11,300	$277
Contractual rent	$5,838	$154	$11,675	$308

The future minimum lease commitments relating to the ground and use leases at June 30, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$14,675
2022	26,350
2023	23,350
2024	23,350
2025	23,350
2026	23,350
Thereafter	741,730
Total minimum lease commitments	$876,155
Discounting factor	592,154
Finance sub-lease liability	$284,001
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of June 30, 2021 under our finance leases was 37.3 years.
Note 11 — Stockholders' Equity
Stock
Authorized
Effective March 2, 2021, we amended our Articles of Amendment and Restatement to increase: (i) the number of shares of stock that we are authorized to issue from 750,000,000 to 1,000,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that we are authorized to issue from 700,000,000 to 950,000,000, and (iii) the aggregate par value of all authorized shares of our stock having par value from $7,500,000 to $10,000,000. As of June 30, 2021, we have the authority to issue 1,000,000,000 shares of stock, consisting of 950,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
We expect to settle the 69,000,000 shares under the March 2021 Forward Sale Agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the March 2021 Forward Sale Agreements. As of June 30, 2021, the forward share price was $27.34 and would result in us receiving approximately $1,886.3 million in cash proceeds if we were to physically settle the shares under the March 2021 Forward Sale Agreements. Alternatively, if we were to net cash settle the shares under the March 2021 Forward Sale Agreements, it would result in a cash outflow of $254.1 million or, if we were to net share settle the shares under the March 2021 Forward Sale Agreements, it would result in us delivering approximately 8.2 million shares.
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
We expect to settle the remaining 26,900,000 shares under the June 2020 Forward Sale Agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our remaining obligations under the June 2020 Forward Sale Agreement. As of June 30, 2021, the forward share price was $19.61 and would result in us receiving approximately $527.6 million in cash proceeds if we were to physically settle the remaining shares under the June 2020 Forward Sale Agreement. Alternatively, if we were to net cash settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in a cash outflow of $306.8 million or, if we were to net share settle the remaining shares under the June 2020 Forward Sale Agreement, it would result in us delivering approximately 9.9 million shares.
The shares of common stock issuable upon settlement of the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under the March 2021 Forward Sale Agreements and remaining shares under the June 2020 Forward Sale Agreement over the number

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon physical settlement of the remaining shares (based on the adjusted forward sales price at the end of the reporting period). If and when we physically settle the shares under the March 2021 Forward Sale Agreements and remaining shares under the June 2020 Forward Sale Agreement, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We intend to use the net proceeds upon settlement of the shares under the March 2021 Forward Sale Agreements to fund a portion of the purchase price of the Venetian Acquisition and for general corporate purposes, and the proceeds upon settlement of the remaining shares under the June 2020 Forward Sale Agreement for general corporate purposes, which may include future transactions, the acquisition, development and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
In May 2021, we entered into an equity distribution agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,000.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2020, we sold a total of 7,500,000 shares under our previous at-the-market offering program (which was terminated in connection with our entry into the ATM Program) for net proceeds of $200.0 million. During the six months ended June 30, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2021	2020
Beginning Balance January 1, (1)	536,669,722	461,004,742
Issuance of common stock upon physical settlement of forward sale agreements (1)	—	65,000,000
Issuance of common stock under the at-the-market offering program	—	7,500,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	374,095	163,013
Ending Balance June 30,	537,043,817	533,667,755
____________________
(1)Excludes the 69,000,000 and 26,900,000 remaining shares subject to the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement, respectively, as such shares are not yet settled.
Dividends
Dividends declared (on a per share basis) during the six months ended June 30, 2021 and 2020 were as follows:

Six Months Ended June 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Determination of shares:
Weighted-average shares of common stock outstanding	536,692	489,012	536,587	477,095
Assumed conversion of restricted stock	944	198	934	232
Assumed settlement of forward sale agreements	16,803	3	12,100	4,326
Diluted weighted-average shares of common stock outstanding	554,439	489,213	549,621	481,652

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Basic:
Net income attributable to common stockholders	$300,709	$229,402	$570,510	$205,390
Weighted-average shares of common stock outstanding	536,692	489,012	536,587	477,095
Basic EPS	$0.56	$0.47	$1.06	$0.43

Diluted:
Net income attributable to common stockholders	$300,709	$229,402	$570,510	$205,390
Diluted weighted-average shares of common stock outstanding	554,439	489,213	549,621	481,652
Diluted EPS	$0.54	$0.47	$1.04	$0.43

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2021, 11,589,659 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$2,395	$2,012	$4,672	$3,361
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	855	$21.48	601	$21.16
Granted	492	18.87	421	19.51
Vested	(370)	19.38	(116)	21.08
Forfeited	(60)	19.90	(25)	21.21
Canceled	—	—	—	—
Outstanding at end of period	917	$21.03	881	$20.38
As of June 30, 2021, there was $14.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$368,115	$8,285	$376,400	$252,567	$5,335	$257,902
Interest expense	(79,806)	—	(79,806)	(77,693)	—	(77,693)
Income before income taxes	302,005	2,328	304,333	231,935	17	231,952
Income tax expense	(741)	(515)	(1,256)	(257)	(52)	(309)
Net income	301,264	1,813	303,077	231,678	(35)	231,643

Depreciation	31	726	757	31	1,182	1,213

Total assets	$17,126,115	$93,433	$17,219,548	$16,188,235	$89,399	$16,277,634
Total liabilities	$7,467,470	$17,009	$7,484,479	$7,186,916	$16,307	$7,203,223

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$735,612	$15,098	$750,710	$501,268	$11,635	$512,903
Interest expense	(156,854)	—	(156,854)	(153,786)	—	(153,786)
Loss on extinguishment of debt	—	—	—	(39,059)	—	(39,059)
Income before income taxes	573,040	3,876	576,916	209,222	1,119	210,341
Income tax expense	(883)	(857)	(1,740)	(514)	(249)	(763)
Net income	572,157	3,019	575,176	208,708	870	209,578

Depreciation	63	1,486	1,549	54	2,026	2,080

Total assets	$17,126,115	$93,433	$17,219,548	$16,188,235	$89,399	$16,277,634
Total liabilities	$7,467,470	$17,009	$7,484,479	$7,186,916	$16,307	$7,203,223

Note 15 — Subsequent Events

We have evaluated subsequent events and, except for the payment of dividends on July 8, 2021 (as described in Note 11 - Stockholders’ Equity), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and six months ended June 30, 2021 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended December 31, 2020. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our, and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts our business and financial condition, depends on future developments which cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the ability of our tenants to successfully operate their businesses, including the costs of complying with regulatory requirements necessary to keep their respective facilities open, such as reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their Lease Agreements with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos and JACK Entertainment as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos and Rock Ohio Ventures or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties and the completion of pending transactions; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’ and JACK Entertainment’s historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our ability to obtain the financing necessary to complete our pending acquisitions on the terms we currently expect or at all; the possibility that our pending transactions may not be completed or that completion may be unduly delayed; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the effects of our pending and recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the impact of changes to the U.S. Federal income tax laws; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

Our portfolio also includes four real estate loans that we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
The following chart summarizes our current portfolio of properties, our pending transactions and our properties subject to right of first refusal agreements and put/call agreements with Caesars:

Portfolio Overview

Lake Tahoe / Reno
Las Vegas
Laughlin
Council Bluffs
North Kansas City
Joliet / Hammond
Detroit
Cleveland
Philadelphia
Cincinnati
Louisville
Atlantic City
Metropolis
Tunica Resorts / Robinsonville
Bossier City
Biloxi
New Orleans

★ **CURRENT PORTFOLIO**

★ **PENDING ACQUISITION**[1]
The Venetian Resort and Sands Expo and Convention Center

★ **PENDING DISPOSITION**[2]
Harrah's Louisiana Downs

★ **OWNED GOLF COURSES**
Cascata, Boulder City, NV
Rio Secco, Henderson, NV
Grand Bear, Saucier, MS
Chariot Run, Laconia, IN

★ **DESIGNATED PUT/CALL PROPERTIES**[3]
Indiana Grand Racing & Casino
Harrah's Hoosier Park
Caesars Forum Convention Center

★ **DESIGNATED ROFR PROPERTIES**[4]
Bally's Las Vegas
Flamingo Las Vegas
Paris Las Vegas
Planet Hollywood
The LINQ
Horseshoe Baltimore
Caesars Danville Development

VICI CONTINUES TO DIVERSIFY ITS RENT BASE

GEOGRAPHIC RENT DIVERSIFICATION

At Formation (2017)
Current5
26%
Las Vegas
74%
Regional
31%
Las Vegas
69%
Regional

TENANT RENT DIVERSIFICATION

At Formation (2017)
Current5
CAESARS ENTERTAINMENT
100%
JACK ENTERTAINMENT
Hard Rock
CENTURY CASINOS
PENN NATIONAL GAMING
6%
5%
3%
2%
84%
CAESARS ENTERTAINMENT

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
5. Represents current annualized contractual rent as of June 30, 2021.

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
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status, combined with the income generation from the Lease Agreements, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic impact of the COVID-19 pandemic and market conditions more broadly. We conduct our real property business through our Operating Partnership and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2021.
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in state governments and/or regulatory authorities issuing various directives, mandates, orders or similar actions, which resulted in temporary closures of our tenants’ operations at all of our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by state and local governments and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, they may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. Due to prior closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic, including emerging variants, may further impact our tenants’ businesses and, accordingly, our business and financial performance.
All of our tenants have fulfilled their rent obligations through July 2021 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations. These factors may contribute to increased uncertainty with respect to our business and operating results through 2021 and we will continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants. For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Second Quarter 2021 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 45.9% year-over-year to $376.4 million.
•Net income attributable to common stockholders was $300.7 million, or $0.54 per diluted share.
•AFFO increased 45.3% year-over-year to $256.1 million and AFFO per diluted share increased 27.8% to $0.46.
Acquisition and Investment Activity
•Originated the Great Wolf Mezzanine Loan with a total commitment of $79.5 million to partially fund the development of the Great Wolf Lodge Maryland, a 48-acre indoor water park resort located in Perryville, MD.
SIGNIFICANT ACTIVITIES DURING 2021
Acquisition and Investment Activity
•Great Wolf Mezzanine Loan. On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million to partially fund the development of the Great Wolf Lodge Maryland, a 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of 3 years with two successive 12-month extension options subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of June 30, 2021, no funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.
In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
•Venetian Acquisition. On March 2, 2021, we entered into definitive agreements to acquire from Las Vegas Sands Corp. (“LVS”), all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Sands Expo and Convention Center, located in Las Vegas, Nevada (collectively, the “Venetian Resort”), for $4.0 billion in cash (the “Venetian PropCo Acquisition”), and an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. (the “OpCo Buyer”), has agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash (together with the Venetian PropCo Acquisition, the “Venetian Acquisition”). Simultaneous with the closing of the Venetian Acquisition, we will enter into a triple-net lease agreement for the Venetian Resort (the “Venetian Lease”) with OpCo Buyer (in such capacity, the “Venetian Tenant”). The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the consumer price index, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals.
In addition, LVS has agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) to be entered into simultaneous with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550 million, or a tenant change of control occurs. We will be a third-party beneficiary of the Contingent Lease Support Agreement and will have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease will not be guaranteed by Apollo Global Management, Inc. or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds. We expect the Venetian Acquisition to close during the fourth quarter of 2021. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.
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
•Caesars Southern Indiana Lease Agreement. On December 24, 2020, in connection with the Eastern Band of Cherokee Indians’ (“EBCI”) agreement to acquire the operations of Caesars Southern Indiana from Caesars, we agreed to enter into a triple-net lease agreement with EBCI with respect to the real property associated with Caesars Southern Indiana, at the closing of EBCI’s acquisition. In addition, as part of the transaction, the parties have agreed to negotiate a right of first refusal for us on the real property associated with the development of a new casino resort in Danville, Virginia. Initial total annual rent under the lease with EBCI will be $32.5 million. The lease will have an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease will be guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement will be reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and the tenant. The property is expected to retain the Caesars brand name and to continue to be a part of the Caesars Rewards loyalty program in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars. The transaction is subject to customary regulatory and other approvals (and, with respect to the right of first refusal, negotiation of definitive documentation and applicable regulatory and other governmental approvals) and is expected to be completed in the third quarter of 2021.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Revenues
Income from sales-type and direct financing leases	$291,132	$223,895	$67,237	$581,278	$448,147	$133,131
Income from operating leases	—	10,913	(10,913)	—	21,826	(21,826)
Income from lease financing receivables and loans	69,996	17,026	52,970	140,373	29,869	110,504
Other income	6,987	733	6,254	13,961	1,426	12,535
Golf revenues	8,285	5,335	2,950	15,098	11,635	3,463
Total revenues	376,400	257,902	118,498	750,710	512,903	237,807

Operating expenses
General and administrative	7,628	7,498	130	15,713	14,513	1,200
Depreciation	757	1,213	(456)	1,549	2,080	(531)
Other expenses	6,987	736	6,251	13,961	1,439	12,522
Golf expenses	5,232	4,139	1,093	9,738	8,509	1,229
Change in allowance for credit losses	(29,104)	(65,480)	36,376	(33,484)	84,028	(117,512)
Transaction and acquisition expenses	791	1,160	(369)	9,512	5,677	3,835
Total operating expenses	(7,709)	(50,734)	43,025	16,989	116,246	(99,257)

Interest expense	(79,806)	(77,693)	(2,113)	(156,854)	(153,786)	(3,068)
Interest income	30	1,009	(979)	49	6,529	(6,480)
Loss from extinguishment of debt	—	—	—	—	(39,059)	39,059
Income before income taxes	304,333	231,952	72,381	576,916	210,341	366,575
Income tax expense	(1,256)	(309)	(947)	(1,740)	(763)	(977)
Net income	303,077	231,643	71,434	575,176	209,578	365,598
Less: Net income attributable to non-controlling interest	(2,368)	(2,241)	(127)	(4,666)	(4,188)	(478)
Net income attributable to common stockholders	$300,709	$229,402	$71,307	$570,510	$205,390	$365,120

Revenue
For the three and six months ended June 30, 2021 and 2020, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Leasing revenue	$351,201	$250,732	$100,469	$701,239	$497,917	$203,322
Income from loans	9,927	1,102	8,825	20,412	1,925	18,487
Other income	6,987	733	6,254	13,961	1,426	12,535
Golf revenues	8,285	5,335	2,950	15,098	11,635	3,463
Total revenue	$376,400	$257,902	$118,498	$750,710	$512,903	$237,807
Leasing Revenue
The following table details the components of our income from sales-type, direct financing, operating and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Income from sales-type and direct financing leases	$291,132	$223,895	$67,237	$581,278	$448,147	$133,131
Income from operating leases (1)	—	10,913	(10,913)	—	21,826	(21,826)
Income from lease financing receivables (2)	60,069	15,924	44,145	119,961	27,944	92,017
Total leasing revenue	351,201	250,732	100,469	701,239	497,917	203,322
Non-cash adjustment (3)	(29,398)	3,809	(33,207)	(57,275)	7,063	(64,338)
Total contractual leasing revenue	$321,803	$254,541	$67,262	$643,964	$504,980	$138,984
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $100.5 million and $203.3 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. Total contractual leasing revenue increased $67.3 million and $139.0 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The increase was primarily driven by the addition of the MTA Properties to our real estate portfolio in July 2020, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $8.8 million and $18.5 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The increase was driven by the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan to our real estate portfolio in July 2020, August 2020 and September 2020, respectively.

Other Income
Other income increased $6.3 million and $12.5 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The increase was driven by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Revenues
Revenues from golf operations increased $3.0 million and $3.5 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The change was primarily driven by the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic and an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three and six months ended June 30, 2021 and 2020, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
General and administrative	$7,628	$7,498	$130	$15,713	$14,513	$1,200
Depreciation	757	1,213	(456)	1,549	2,080	(531)
Other expenses	6,987	736	6,251	13,961	1,439	12,522
Golf expenses	5,232	4,139	1,093	9,738	8,509	1,229
Change in allowance for credit losses	(29,104)	(65,480)	36,376	(33,484)	84,028	(117,512)
Transaction and acquisition expenses	791	1,160	(369)	9,512	5,677	3,835
Total operating expenses	$(7,709)	$(50,734)	$43,025	$16,989	$116,246	$(99,257)
General and Administrative Expenses
General and administrative expenses increased $0.1 million and $1.2 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $6.3 million and $12.5 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The increase was driven by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the MTA Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Expenses
Expenses from golf operations increased $1.1 million and $1.2 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The change was primarily driven by the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses during 2020. Additionally, even though our courses were closed from mid-March 2020 until early to mid-May as a result of the COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the change in our golf course operating revenues during this time was not proportionately offset by the change in golf course operating expenses.

Change in Allowance for Credit Losses
Under ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), we are required to record an estimated credit loss for our (i) Investments in leases - sales-type, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the three and six months ended June 30, 2021, we recognized a $29.1 million and $33.5 million decrease, respectively, in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first and second quarters of 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021 and (iii) the decrease in the R&S Period PD and R&S Period LGD as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance.
During the three months ended June 30, 2020, we recognized a $65.5 million decrease in our allowance for credit losses. This decrease was primarily driven by a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the partial reopening of a majority of their gaming operations. During the six months ended June 30, 2020, we recognized a $84.0 million increase in our allowance for credit losses. This increase was primarily driven by (i) an increase in the R&S Period PD and LGD of our tenants and their parent guarantors due to decreases in the equity market capitalization of the stock of the parent public-entities of certain of our tenants due to the uncertain economic conditions caused by the COVID-19 pandemic and closure of the tenants operations at our properties during such period, as well as the utilization of forecasted scenarios that incorporated the expected negative impact of the COVID-19 pandemic on the economy, (ii) an increase in the Long-Term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt and (iii) an increase related to our initial investments in JACK Cleveland/Thistledown and the ROV Loan in January 2020. This increase was partially offset by the decrease for the three months ended June 30, 2020. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $0.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased $3.8 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $2.1 million and $3.1 million during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. The increase during the three months ended June 30, 2021 is primarily related to the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility. The increase during the six months ended June 30, 2021 is primarily attributable to the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the increase in debt of $2.5 billion in the aggregate from the February 2020 Senior Unsecured Notes offering, partially offset by a reduction in debt of $498.5 million as a result of the full redemption of the Second Lien Notes in February 2020.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.01% and 4.03% during the three and six months ended June 30, 2021, respectively, from 4.18% and 4.51% during the three and six months ended June 30, 2020, respectively, as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and (ii) a decrease in LIBOR on the $600.0 million portion of our variable rate debt that is not hedged.
Interest Income
Interest income decreased $1.0 million and $6.5 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The decrease was primarily driven by an overall decrease in our cash on hand and a decrease in the interest rates earned on our excess cash.

Loss on Extinguishment of Debt
During the six months ended June 30, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020. We had no such related extinguishment of debt during the six months ended June 30, 2021.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2021	2020	2021	2020
Net income attributable to common stockholders	$300,709	$229,402	$570,510	$205,390
Real estate depreciation	—	—	—	—
FFO	300,709	229,402	570,510	205,390
Non-cash leasing and financing adjustments	(29,346)	3,826	(57,198)	7,093
Non-cash change in allowance for credit losses	(29,104)	(65,480)	(33,484)	84,028
Non-cash stock-based compensation	2,395	2,012	4,672	3,362
Transaction and acquisition expenses	791	1,160	9,512	5,677
Amortization of debt issuance costs and original issue discount	9,934	4,837	16,625	11,136
Other depreciation	726	1,183	1,486	2,026
Capital expenditures	(274)	(883)	(1,507)	(1,645)
Loss on extinguishment of debt	—	—	—	39,059
Non-cash adjustments attributable to non-controlling interest	296	200	523	107
AFFO	256,127	176,257	511,139	356,233
Interest expense, net	69,842	71,847	140,180	136,121
Income tax expense	1,256	309	1,740	763
Adjusted EBITDA	$327,225	$248,413	$653,059	$493,117

Net income per common share
Basic	$0.56	$0.47	$1.06	$0.43
Diluted	$0.54	$0.47	$1.04	$0.43
FFO per common share
Basic	$0.56	$0.47	$1.06	$0.43
Diluted	$0.54	$0.47	$1.04	$0.43
AFFO per common share
Basic	$0.48	$0.36	$0.95	$0.75
Diluted	$0.46	$0.36	$0.93	$0.74
Weighted average number of shares of common stock outstanding
Basic	536,692,167	489,012,165	536,586,921	477,094,795
Diluted	554,438,981	489,213,427	549,620,976	481,652,482

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2021, our available cash balances, capacity under our Revolving Credit Facility and additional available proceeds from the settlement of forward sale agreements were as follows:

(In thousands)	June 30, 2021
Cash and cash equivalents	$407,522
Capacity under Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the June 2020 Forward Sale Agreement and March 2021 Forward Sale Agreements (2)	2,413,916
Total	$3,821,438
____________________
(1)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
(2)Assumes the physical settlement of 69,000,000 shares and the remaining 26,900,000 shares under the March 2021 Forward Sale Agreements and June 2020 Forward Sale Agreement, respectively, at the forward sale price of $27.34 and $19.61, respectively, calculated as of June 30, 2021.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2021, we have $6.9 billion of debt obligations outstanding, none of which are maturing in the next twelve months. As of June 30, 2021, we have $119.5 million in future funding commitments consisting of (i) $79.5 million related to the Great Wolf Mezzanine Loan, (ii) $25.0 million related to the ROV Credit Facility and (iii) $15.0 million related to the Chelsea Piers Mortgage Loan. For a summary of principal debt balances and their maturity dates and principal terms refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of June 30, 2021:

	Payments Due By Period
(In thousands)	Total	2021 (remaining)	2022	2023	2024	2025 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Term Loan B Facility (2)	2,100,000	—	10,000	22,000	2,068,000	—
Revolving Credit Facility (3)	—	—	—	—	—	—
Scheduled interest payments (4)	1,585,965	140,905	281,150	255,129	240,344	668,437
Total debt contractual obligations	8,435,965	140,905	291,150	277,129	2,308,344	5,418,437

Leases and contracts
Future funding commitments – loan investments and lease agreements(5)	119,500	31,607	47,893	—	—	40,000
Operating lease for Cascata Golf Course Land	19,283	467	951	970	990	15,905
Golf maintenance contract for Rio Secco and Cascata Golf Course	8,375	1,675	3,350	3,350	—	—
Office leases	8,094	444	857	857	857	5,079
Total leases and contract obligations	155,252	34,193	53,051	5,177	1,847	60,984

Total contractual commitments	$8,591,217	$175,098	$344,201	$282,306	$2,310,191	$5,479,421
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
(3) The Revolving Credit Facility will mature on May 15, 2024.
(4) Estimated interest payments on variable interest loans are based on a LIBOR rate as of June 30, 2021.
(5) The allocation of our future funding commitments is based on the construction draw schedule, commitment funding date or expiration date, as applicable, however we may be obligated to fund these commitments earlier than such date.
We expect the Venetian Acquisition to close in the fourth quarter of 2021, and expect to fund the purchase with a mix of cash on hand, the physical settlement of our June 2020 Forward Sale Agreement and March 2021 Forward Sale Agreements, and debt (through additional long-term debt financing, under our Revolving Credit Facility and/or under our Venetian Acquisition Bridge Facility). In particular, we currently intend to issue additional senior unsecured notes to fund a portion of the cash consideration for the Venetian Acquisition, but, absent such a long-term debt financing, we may draw on our Venetian Acquisition Bridge Facility in connection with the closing of the Venetian Acquisition to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the Venetian Acquisition Bridge Facility, subject to market and other conditions. Our ability to raise long-term debt financing on favorable terms or at all may be adversely affected by market or economic conditions that change after the date of this Quarterly Report on Form 10-Q. If we draw upon the Venetian Acquisition Bridge Facility, there can be no assurances that we would be able to refinance the Venetian Acquisition Bridge Facility on terms satisfactory to us, or at all. We anticipate funding future transactions with a mix of debt, equity and available cash.

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
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the COVID-19 pandemic. In particular, in connection with the COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, any such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, including the available capacity under our Revolving Credit Facility, or result in a default. Further, current or future economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
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

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$410,470	$318,497	$91,973
Provided by (used in) investing activities	42,105	(840,431)	882,536
(Used in) provided by financing activities	(361,046)	3,100,577	(3,461,623)
Net increase in cash, cash equivalents and restricted cash	91,529	2,578,643	(2,487,114)
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893	(785,900)
Cash, cash equivalents and restricted cash, end of period	$407,522	$3,680,536	$(3,273,014)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $92.0 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increase is primarily driven by an increase in cash rental and interest payments from the Eldorado Transaction in July 2020 and the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan to our real estate portfolio in July 2020, August 2020 and September 2020, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities increased $882.5 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
During the six months ended June 30, 2021, the primary sources and uses of cash from investing activities included:
•Proceeds from partial repayment of the Amended and Restated ROV Loan and receipt of deferred fees of $30.4 million;
•Proceeds from net maturities of short-term investments of $20.0 million;
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million;
•Capitalized transaction costs of $1.9 million; and
•Acquisition of property and equipment costs of $1.5 million.
During the six months ended June 30, 2020, the primary sources and uses of cash from investing activities include:
•The JACK Cleveland/Thistledown Acquisition for a total cost of $897.5 million, including acquisition costs;
•Proceeds from net maturities of short-term investments of $59.5 million;
•Capitalized transaction costs of $1.1 million; and
•Acquisition of property and equipment costs of $2.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $3,461.6 million for the six months ended June 30, 2021, compared with the six months ended June 30, 2020.
During the six months ended June 30, 2021, the primary uses of cash in financing activities included:
•Dividend payments of $355.3 million;
•Distributions of $4.1 million to non-controlling interest.

During the six months ended June 30, 2020 the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,476.7 million of our common stock pursuant to the full physical settlement of the forward sale agreements entered into in June 2019 and our at-the-market program;
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
•Debt issuance costs of $57.8 million; and
•Distributions of $4.1 million to non-controlling interest.
Debt
For a summary of our debt obligations as of June 30, 2021, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2021, we were in compliance with all debt-related covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for (i) 4.6% of the Operating Partnership’s revenue (or 4.5% of our consolidated revenue) for the six months ended June 30, 2021 and (ii) 3.8% of the Operating Partnership’s total assets (or 3.8% of our consolidated total assets) as of June 30, 2021.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2021 and 2020 were as follows:

Six Months Ended June 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2021.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations. Our primary market risk exposure is interest rate risk with respect to our indebtedness.
At June 30, 2021, we had $6.9 billion aggregate principal amount of outstanding indebtedness. Approximately $2.1 billion of our indebtedness has variable interest rates. We manage most of our interest rate risks related to variable rate borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
At June 30, 2021, we had entered into interest rate swap agreements that hedge $1.5 billion of our variable rate debt. Accordingly, we have approximately $600.0 million in variable rate debt that is not hedged. A one percent increase or decrease in the interest rate on our variable-rate borrowings that are not hedged would increase or decrease our annual cash interest expense by approximately $6.0 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors for the six months ended June 30, 2021 other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and such risk factors are incorporated by reference herein.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended June 30, 2021, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 28, 2021
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 28, 2021
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 28, 2021
Gabriel F. Wasserman	(Principal Accounting Officer)