Form 10-Q
period 2021-09-30
VICI PROPERTIES INC.
filed 2021-10-27
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 26, 2021, the registrant had 628,946,033 shares of its $0.01 par value common stock outstanding.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$13,124,209	$13,027,644
Investments in leases - financing receivables, net	2,640,399	2,618,562
Investments in loans, net	523,897	536,721
Land	153,576	158,190
Cash and cash equivalents	669,514	315,993
Short-term investments	—	19,973
Other assets	437,209	386,530
Total assets	$17,548,804	$17,063,613
Liabilities
Debt, net	$4,692,032	$6,765,532
Accrued interest	45,078	46,422
Deferred financing liability	73,600	73,600
Deferred revenue	461	93,659
Dividends payable	226,300	176,992
Other liabilities	382,547	413,663
Total liabilities	5,420,018	7,569,868

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 and 700,000,000 shares authorized and 628,944,887 and 536,669,722 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6,289	5,367
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	11,752,852	9,363,539
Accumulated other comprehensive loss	—	(92,521)
Retained earnings	290,966	139,454
Total VICI stockholders’ equity	12,050,107	9,415,839
Non-controlling interest	78,679	77,906
Total stockholders’ equity	12,128,786	9,493,745
Total liabilities and stockholders’ equity	$17,548,804	$17,063,613
_______________________________________________________
Note: As of September 30, 2021 and December 31, 2020, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $432.6 million, $88.6 million, $0.4 million and $6.5 million, respectively, and $454.2 million, $91.0 million, $1.8 million and $6.9 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Income from sales-type and direct financing leases	$292,059	$270,274	$873,337	$718,421
Income from operating leases	—	3,638	—	25,464
Income from lease financing receivables and loans	70,205	52,827	210,578	82,696
Other income	6,936	7,276	20,897	8,702
Golf revenues	6,504	5,638	21,602	17,273
Total revenues	375,704	339,653	1,126,414	852,556

Operating expenses
General and administrative	8,379	8,047	24,092	22,560
Depreciation	771	910	2,320	2,990
Other expenses	6,936	7,263	20,897	8,702
Golf expenses	5,143	4,672	14,881	13,181
Change in allowance for credit losses	9,031	177,052	(24,453)	261,080
Transaction and acquisition expenses	177	2,026	9,689	7,703
Total operating expenses	30,437	199,970	47,426	316,216

Interest expense	(165,099)	(77,399)	(321,953)	(231,185)
Interest income	26	214	75	6,743
Loss from extinguishment of debt	(15,622)	—	(15,622)	(39,059)
Gain upon lease modification	—	333,352	—	333,352
Income before income taxes	164,572	395,850	741,488	606,191
Income tax (expense) benefit	(388)	368	(2,128)	(395)
Net income	164,184	396,218	739,360	605,796
Less: Net (income) loss attributable to non-controlling interest	(2,322)	2,056	(6,988)	(2,132)
Net income attributable to common stockholders	$161,862	$398,274	$732,372	$603,664

Net income per common share
Basic	$0.29	$0.75	$1.35	$1.22
Diluted	$0.28	$0.74	$1.31	$1.21

Weighted average number of shares of common stock outstanding
Basic	555,153,692	533,407,916	542,843,855	496,002,850
Diluted	571,894,545	536,180,175	557,113,510	499,982,269

Other comprehensive income
Net income attributable to common stockholders	$161,862	$398,274	$732,372	$603,664
Unrealized gain (loss) on cash flow hedges	6,576	13,007	28,282	(39,180)
Reclassification of realized loss on cash flow hedges to net income	64,239	—	64,239	—
Comprehensive income attributable to common stockholders	$232,677	$411,281	$824,893	$564,484
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

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Distributions to non-controlling interest	—	—	—	—	—	(2,071)	(2,071)
Dividends declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	—	(177,217)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	5,370	9,364,294	(80,143)	232,038	9,521,559	78,133	9,599,692
Net income	—	—	—	300,709	300,709	2,368	303,077
Distributions to non-controlling interest	—	—	—	—	—	(2,072)	(2,072)
Dividends declared ($0.3300 per common share)	—	—	—	(177,223)	(177,223)	—	(177,223)
Stock-based compensation, net of forfeitures	—	2,267	—	—	2,267	—	2,267
Unrealized gain on cash flow hedges	—	—	9,328	—	9,328	—	9,328
Balance as of June 30, 2021	5,370	9,366,561	(70,815)	355,524	9,656,640	78,429	9,735,069
Net income	—	—	—	161,862	161,862	2,322	164,184
Issuance of common stock, net	919	2,383,896	—	—	2,384,815	—	2,384,815
Distributions to non-controlling interest	—	—	—	—	—	(2,072)	(2,072)
Dividends declared ($0.3600 per common share)	—	—	—	(226,420)	(226,420)	—	(226,420)
Stock-based compensation, net of forfeitures	—	2,395	—	—	2,395	—	2,395
Unrealized gain on cash flow hedges	—	—	6,576	—	6,576	—	6,576
Reclassification of realized loss on cash flow hedges to net income	—	—	64,239	—	64,239	—	64,239
Balance as of September 30, 2021	$6,289	$11,752,852	$—	$290,966	$12,050,107	$78,679	$12,128,786
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$739,360	$605,796
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(89,714)	(13,322)
Stock-based compensation	7,067	5,375
Depreciation	2,320	2,990
Amortization of debt issuance costs and original issue discount	50,723	15,504
Change in allowance for credit losses	(24,453)	261,080
Loss on extinguishment of debt	15,622	39,059
Gain upon lease modification	—	(333,352)
Change in operating assets and liabilities:
Other assets	2,694	841
Accrued interest	(1,344)	26,953
Deferred revenue	(93,198)	(70,031)
Other liabilities	1,847	(1,372)
Net cash provided by operating activities	610,924	539,521

Cash flows from investing activities
Investments in leases - sales-type and direct financing	—	(1,407,260)
Investments in leases - financing receivables	(6,000)	(2,682,443)
Investments in loans	(19,161)	(535,406)
Principal repayments of lease financing receivables	1,651	1,496
Principal repayments of loans and receipts of deferred fees	30,448	—
Capitalized transaction costs	(9,215)	(835)
Investments in short-term investments	—	(19,973)
Maturities of short-term investments	19,973	59,474
Proceeds from sale of real estate	3,813	31,125
Acquisition of property and equipment	(1,653)	(2,527)
Net cash provided by (used in) investing activities	19,856	(4,556,349)

Cash flows from financing activities
Proceeds from offering of common stock, net	2,386,129	1,539,748
Proceeds from February 2020 Senior Unsecured Notes	—	2,500,000
Repayment of Term Loan B Facility	(2,100,000)	—
Redemption of Second Lien Notes	—	(537,538)
CPLV CMBS Debt prepayment penalty reimbursement	—	55,401
Repurchase of stock for tax withholding	(1,647)	(206)
Debt issuance costs	(23,166)	(57,789)
Distributions to non-controlling interest	(6,215)	(5,444)
Dividends paid	(532,360)	(435,180)
Net cash (used in) provided by financing activities	(277,259)	3,058,992

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Net increase in cash, cash equivalents and restricted cash	353,521	(957,836)
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893
Cash, cash equivalents and restricted cash, end of period	$669,514	$144,057

Supplemental cash flow information:
Cash paid for interest	$272,574	$188,728
Cash paid for income taxes	$1,790	$561
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$226,420	$177,101
Debt issuance costs payable	$50,716	$—
Deferred transaction costs payable	$12,426	$530
Equity issuance costs payable	$350	$—
Non-cash change in Investments in leases - financing receivables	$15,292	$3,362
Lease liabilities arising from obtaining right-of-use assets	$—	$282,054
Transfer of Investments in leases - operating to Investments in leases - sales-type due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	$—	$1,086,658
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	$—	$63,479
Increase in Investments in leases - sales-type due to Gain upon lease modification in connection with the Eldorado Transaction	$—	$333,352
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
“BREIT JV” refers to the joint venture with Blackstone Real Estate Income Trust, Inc. in which the Company will retain MGP’s existing 50.1% ownership stake.
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
“Caesars Southern Indiana” refers to the real estate assets associated with the Caesars Southern Indiana Casino and Hotel, located in Elizabeth, Indiana, the operations of which were purchased by EBCI from Caesars on September 3, 2021, and which retained the Caesars brand name in accordance with the terms of a licensing agreement negotiated between EBCI and Caesars.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“EBCI” refers to the Eastern Band of Cherokee Indians, a federally recognized Tribe located in western North Carolina, and, as the context requires, its subsidiary and affiliate entities.
“EBCI Lease Agreement” refers to the lease agreement for Caesars Southern Indiana, as amended from time to time.
“Eldorado” refers to Eldorado Resorts, Inc., a Nevada corporation, and, as the context requires, its subsidiaries. Following the consummation of the Eldorado/Caesars Merger on July 20, 2020, Eldorado converted to a Delaware corporation and changed its name to Caesars Entertainment, Inc.
“Eldorado Master Transaction Agreement” or “Eldorado MTA” refers to the Master Transaction Agreement dated June 24, 2019 with Eldorado relating to the Eldorado Transaction. The Eldorado MTA was previously referred to as the “Master Transaction Agreement” or “MTA”.
“Eldorado Transaction” refers to a series of transactions between us and Eldorado in connection with the Eldorado/Caesars Merger, including the acquisition of the Harrah’s Original Call Properties, modifications to the Caesars Lease Agreements, and rights of first refusal.
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
“Harrah’s Original Call Properties” refers to the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, which we purchased in July 2020 upon the consummation of the Eldorado Transaction. The Harrah’s Original Call Properties were previously referred to as the “MTA Properties”.
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
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, the JACK Cleveland/Thistledown Lease Agreement and the EBCI Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“MGM” refers to MGM Resorts International, a Delaware corporation, and, as the context requires, its subsidiaries.
“MGM Master Lease Agreement” refers to the form of amended and restated triple-net master lease to be entered into by us and MGM with respect to certain MGM properties that will be owned by us upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to a Master Transaction Agreement between the Company, MGP, MGP OP, the Operating Partnership, Venus Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”), VICI Properties OP LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“New VICI Operating Company”), and MGM entered into on August 4, 2021.
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, and, as the context requires, its subsidiaries.
“MGP OP Notes” refers collectively to the notes issued by MGP OP and MGP Finance Co-Issuer, Inc. (the “MGP Co-Issuer” and, together with MGP OP, the “MGP Issuers”), consisting of (i) the 5.625% Senior Notes due 2024 issued pursuant to the indenture, dated as of April 20, 2016, (ii) the 4.625% Senior Notes due 2025 issued pursuant to the indenture, dated as of June 5, 2020, (iii) the 4.500% Senior Notes due 2026 issued pursuant to the indenture, dated as of August 12, 2016, (iv) the 5.750% Senior Notes due 2027 issued pursuant to the indenture, dated as of January 25, 2019, (v) the 4.500% Senior Notes due 2028 issued pursuant to the indenture, dated as of September 21, 2017, and (vi) the 3.875% Senior Notes due 2029 issued pursuant to the indenture, dated as of November 19, 2020, in each case, as amended or supplemented as of the date hereof, among the MGP Issuers, the subsidiary guarantors party thereto (the “MGP Subsidiary Guarantors”) and U.S. Bank National Association, as trustee (the “MGP Trustee”).
“MGP Transactions” refers to a series of transactions pursuant to the MGP Master Transaction Agreement between us, MGP and MGM and the other parties thereto in connection with our acquisition of MGP, as contemplated by the MGP Master Transaction Agreement, including the MGM Tax Protection Agreement (as defined below) and the MGM Master Lease Agreement to be entered into between us and MGM upon consummation of the MGP Transactions.
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
(UNAUDITED)
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
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time, which was repaid in full on September 15, 2021.
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of our golf segment business.
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.
Note 1 — Business and Organization
Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of September 30, 2021, our national, geographically diverse real estate portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas. Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos, JACK Entertainment and EBCI. We also own and operate four championship golf courses located near certain of our properties.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
All of our tenants have fulfilled their rent obligations through October 2021 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations.
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of September 30, 2021 and December 31, 2020, we did not have any restricted cash.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We generally invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available-for-sale securities. The related income is recognized as interest income in our Statement of Operations. We had $20.0 million of short-term investments as of December 31, 2020. We did not have any short-term investments as of September 30, 2021.
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
We have determined that the land and building components of the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement (excluding the Harrah’s Original Call Properties (as defined in Note 3 - Property Transactions)), the Joliet Lease Agreement, the Margaritaville Lease Agreement, the Greektown Lease Agreement, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement and the EBCI Lease Agreement meet the definition of a sales-type lease under ASC 842.
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
Upon the consummation of the Eldorado Transaction on July 20, 2020, we reassessed the classification of the Caesars Lease Agreements and determined that the Harrah's Original Call Properties Acquisitions (as defined in Note 3 - Property Transactions) meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the land and building components of the Harrah’s Original Call Properties meet the definition of a sales-type lease and, since we purchased and leased the assets back to Caesars, control is not considered to have transferred to us under GAAP. Accordingly, the Harrah’s Original Call Properties are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
Lease Term
We assess the noncancelable lease term under ASC 842, which includes any reasonably assured renewal periods. All of our Lease Agreements provide for an initial term, with multiple tenant renewal options. We have individually assessed all of our Lease Agreements and concluded that the lease term includes all of the periods covered by extension options as it is reasonably certain our tenants will renew the Lease Agreements. We believe our tenants are economically compelled to renew the Lease

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested and are required to invest in our properties under the terms of the Lease Agreements and the lack of suitable replacement assets.
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
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
averages (the “Long-Term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and the parent guarantor and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We are unable to use our historical data to estimate losses as we have no loss history to date.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2021.
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
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Lease Agreements represented 85% and 86% of our lease revenues for the three and nine months ended September 30, 2021, respectively, and 85% and 83% of our lease revenues for the three and nine months ended September 30, 2020, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 32% of our lease revenues for the three and nine months ended September 30, 2021, and 31% and 27% of our lease revenue for the three and nine months ended September 30, 2020, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Property Transactions
2021 Transactions
Our significant activities in 2021 are as follows:
MGP Transactions
On August 4, 2021, we entered into the MGP Master Transaction Agreement, pursuant to which we will acquire MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. MGP is a publicly traded gaming REIT and the MGP Transactions will add $1,009.0 million of annualized rent (inclusive of MGP’s pending acquisition of MGM Springfield) to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 33,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
MGP’s portfolio, including properties owned by the BREIT JV, includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment district located between New York-New York and Park MGM. Outside of Las Vegas, MGP also owns five market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, Borgata in Atlantic City, New Jersey, and MGM National Harbor in Prince George’s County, Maryland. MGP also owns MGM Northfield Park in Northfield, Ohio and Empire City in Yonkers, New York. MGP’s portfolio includes two of the five largest hotels in the United States and two of the three largest Las Vegas resorts by room count and convention space.
We expect the MGP Transactions, subject to regulatory approvals, approval by the Company’s stockholders and customary closing conditions, to be completed in the first half of 2022. However, we can provide no assurances that the MGP Transactions will close in the anticipated timeframe, on the contemplated terms or at all.
The following is a summary of the contemplated agreements and related activities under the MGP Transactions:
•MGP Master Transaction Agreement. On August 4, 2021, we entered into the MGP Master Transaction Agreement with MGP, MGP OP, the Operating Partnership, REIT Merger Sub, New VICI Operating Company, and MGM. Upon the terms and subject to the conditions set forth in the MGP Master Transaction Agreement, prior to or on the closing date under the MGP Master Transaction Agreement, we will contribute our interest in the Operating Partnership to New VICI Operating Company, which will serve as our new operating company. Following the contribution transaction, MGP will merge with and into REIT Merger Sub, with REIT Merger Sub surviving the merger (the “REIT

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Merger”). Immediately following consummation of the REIT Merger, REIT Merger Sub will distribute the interests of the general partner of MGP OP to the Operating Partnership and, immediately following such distribution, REIT Merger Sub will merge with and into MGP OP, with MGP OP surviving the merger (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement, at the effective time of the REIT Merger, each outstanding Class A common share, no par value per share, of MGP (“MGP Common Shares”) (other than MGP Common Shares then held in treasury by MGP or owned by any of MGP’s wholly owned subsidiaries) will be converted into the right to receive 1.366 (the “Exchange Ratio”) shares of common stock of the Company (such consideration, the “REIT Merger Consideration”), plus the right, if any, to receive cash in lieu of fractional shares of our common stock into which such MGP Common Shares would have been converted pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement. The outstanding Class B common share, no par value per share, of MGP (the “Class B Share”), which is held by MGM, will be cancelled at the effective time of the REIT Merger. The REIT Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
Following the REIT Merger, pursuant to and subject to the terms set forth in the MGP Master Transaction Agreement, at the effective time of the Partnership Merger, each limited partnership unit in MGP OP (other than the limited partnership units in MGP OP held by REIT Merger Sub or any subsidiary of MGP OP), all of which are held by MGM and certain of its subsidiaries, will be converted into the right to receive a number of limited liability company units of New VICI Operating Company (“New VICI Operating Company Units”, and such consideration, the “Partnership Merger Consideration”) equal to the Exchange Ratio. The Company will redeem a majority of the New VICI Operating Company Units received by MGM in the Partnership Merger for $4,404.0 million in cash (the “Redemption Consideration”) using the proceeds of long-term debt financing or, if unavailable, borrowings under the MGP Transactions Bridge Facility (as defined below) on the closing date of the Mergers (the “Redemption”). Following the Redemption, MGM will retain approximately 12.0 million New VICI Operating Company Units.
The MGP Master Transaction Agreement contains customary covenants, representations, warranties, and closing conditions, as well as certain termination rights for MGP and us, in each case, as more fully described in the MGP Master Transaction Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including receipt of the approval by our stockholders of the issuance of our common stock in the REIT Merger.
In accordance with the MGP Master Transaction Agreement, the Company and MGP have jointly prepared and filed with the SEC a Form S-4 registering the Company’s common stock issuable in the REIT Merger, declared effective by the SEC on September 23, 2021, which contains a proxy statement of the Company with respect to the special meeting of the Company’s stockholders to be convened for purposes of approving the issuance of the Company’s common stock in the REIT Merger and that also constitutes a prospectus of the Company and an information statement of MGP concerning the Mergers and MGM’s written consent to the REIT Merger and the transactions contemplated by the MGP Master Transaction Agreement, as described below. The proxy statement contains, subject to certain exceptions, the recommendation of the VICI board of directors that the Company stockholders vote in favor of the issuance of our common stock in the REIT Merger.
•MGM Master Lease Agreement and BREIT JV Lease. Simultaneous with the closing of the Mergers, we will enter into the MGM Master Lease Agreement. The MGM Master Lease Agreement will have an initial term of 25 years, with three 10-year tenant renewal options and, subject to the closing of the pending acquisition of MGM Springfield by MGP from MGM (the “Springfield Transaction”), will have an initial total annual rent of $860.0 million. The Springfield Transaction is expected to close prior to the closing of the Mergers. However, in the event the Springfield Transaction does not close prior to the closing of the Mergers, the MGM Master Lease Agreement will have an initial total annual rent of $830.0 million. Rent under the MGM Master Lease Agreement will escalate at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the consumer price index (“CPI”), subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease will be guaranteed by MGM.
Additionally, we will retain MGP’s existing 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV lease will remain unchanged and provides for current total annual base rent of approximately $298.0 million, of which approximately $149.0 million is attributable to MGP’s investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rent under the BREIT JV lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the BREIT JV lease will be guaranteed by MGM.
•Tax Protection Agreement. In connection with the closing of the MGP Transactions, we have agreed with MGM to enter into a tax protection agreement (the “MGM Tax Protection Agreement”) pursuant to which New VICI Operating Company will agree, subject to certain exceptions, for a period of 15 years following the closing of the Mergers (subject to early termination under certain circumstances), to indemnify MGM and certain of its subsidiaries (the “Protected Parties”) for certain tax liabilities resulting from (1) the sale, transfer, exchange or other disposition of a property owned directly or indirectly by MGP OP immediately prior to the closing date of the Mergers (each, a “Protected Property”), (2) a merger, consolidation, transfer of all assets of, or other significant transaction involving New VICI Operating Company pursuant to which the ownership interests of the Protected Parties in New VICI Operating Company are required to be exchanged in whole or in part for cash or other property, (3) the failure of New VICI Operating Company to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to MGM, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of New VICI Operating Company or VICI to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that New VICI Operating Company or VICI breaches restrictions in the MGM Tax Protection Agreement, New VICI Operating Company will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. In addition, the BREIT JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP, the Company will bear its 50.1% proportionate share in the BREIT JV of any indemnity under this existing tax protection agreement.
•Exchange Offers and Consent Solicitations. On September 13, 2021, we announced that the VICI Issuers commenced (i) private exchange offers to certain eligible holders (collectively, the “Exchange Offers”) for any and all of each series of the MGP OP Notes for up to an aggregate principal amount of $4.2 billion of new notes issued by the VICI Issuers and (ii) consent solicitations with respect to each series of MGP OP Notes (collectively, the “Consent Solicitations”) to adopt certain proposed amendments to each of the indentures governing the MGP OP Notes (collectively, the “MGP OP Notes Indentures”), which, among other things, eliminate or modify certain of the covenants, restrictions, provisions and events of default in each of the MGP OP Notes Indentures.
On September 27, 2021, we announced the early tender results of the Exchange Offers and the early participation results of the Consent Solicitations, as well as the extension of the expiration date of the Exchange Offers from October 12, 2021 to December 31, 2021 (such date and time, as the same may be further extended, the “Expiration Date”). Following the receipt of the requisite consents pursuant to the Consent Solicitations, on September 23, 2021, the MGP Issuers executed supplemental indentures to each of the MGP OP Notes Indentures in order to effect the proposed amendments (the “MGP OP Supplemental Indentures”). The MGP OP Supplemental Indentures will become operative upon the settlement of the Exchange Offers and the Consent Solicitations (the “Settlement Date”), which is expected to occur promptly after the Expiration Date on or about the closing date of the Mergers. To the extent the consummation of the MGP Transactions is not anticipated to occur on or before the then-anticipated Settlement Date, for any reason, the VICI Issuers anticipate continuing to extend the Expiration Date until such time that the Mergers may be consummated on or before the Settlement Date.
The Exchange Offers and Consent Solicitations are being made solely pursuant to the terms and conditions set forth in the confidential offering memorandum, dated September 13, 2021, in a private offering exempt from, or not subject to, registration under the Securities Act of 1933, as amended (the “Securities Act”), and are subject to the satisfaction of certain conditions, including the consummation of the Mergers.
BigShots Strategic Arrangement
On September 15, 2021, we and ClubCorp Holdings, Inc. (“ClubCorp”), an Apollo Global Management fund portfolio company, announced that we entered into a strategic arrangement to grow their BigShots golf subsidiary (“BigShots Golf™”), whereby we may provide up to $80.0 million of mortgage financing for the construction of up to five new BigShots Golf™ facilities throughout the United States. As part of the non-binding arrangement, we will have a call right to acquire the real estate assets associated with any BigShots Golf™ facility financed by us, which transaction will be structured as a sale leaseback. In addition, for so long as the mortgage financing remains outstanding and we continue to hold a majority interest therein, we will have a right of first offer on any additional mortgage, mezzanine, preferred equity, or other similar financing

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
that is treated as debt to be obtained by BigShots Golf™ (or any of its affiliates) for any multisite financing related to the development of BigShots Golf’s™ extensive existing and growing pipeline of facilities. Pursuant to the non-binding letter agreement, the terms and conditions of any transaction between the parties will be set forth in definitive documentation.
Caesars Southern Indiana Lease Agreement
On September 3, 2021, in connection and concurrent with EBCI’s acquisition of the operations of Caesars Southern Indiana from Caesars, we entered into a triple-net lease agreement with a subsidiary of EBCI, the EBCI Lease Agreement, with respect to the real property associated with Caesars Southern Indiana. Initial total annual rent under the lease with EBCI is $32.5 million. The lease has an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement were reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the EBCI Lease Agreement. We determined that the land and building components of the EBCI Lease Agreement meet the definition of a sales-type lease and, as the asset continues to meet the definition of a sales-type lease under ASC 842, the existing lease balance of Caesars Southern Indiana was transferred from Caesars to EBCI, as the new tenant, and the income is recognized using the revised rate implicit in the lease. In addition, as part of the transaction, EBCI and Caesars entered into a right of first refusal agreement pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia.
Great Wolf Mezzanine Loan
On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million in financing to partially fund the development of the Great Wolf Lodge Maryland, an expansive 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of three years with two successive 12-month extension options, subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of September 30, 2021, approximately $19.2 million of the funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.
In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
Venetian Acquisition
On March 2, 2021, we entered into definitive agreements to acquire from Las Vegas Sands Corp. (“LVS”) all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Venetian Expo, located in Las Vegas, Nevada (collectively, the “Venetian Resort”), for $4.0 billion in cash (the “Venetian PropCo Acquisition”), and an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. (the “OpCo Buyer”), agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash (together with the Venetian PropCo Acquisition, the “Venetian Acquisition”). Simultaneous with the closing of the Venetian Acquisition, we will enter into a triple-net lease agreement for the Venetian Resort (the “Venetian Lease”) with OpCo Buyer (in such capacity, the “Venetian Tenant”). The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals. We expect the Venetian Acquisition to close during the first quarter of 2022. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The interest rate on the Forum Convention Center Mortgage Loan was initially 7.7% per annum, with annual interest payments subject to 2.0% annual escalation (resulting in year two annual interest of $31.4 million based on a year two interest rate of 7.854%), with interest paid monthly in cash in arrears. Except as provided below, no prepayments are permitted during the first two years of the term of the Forum Convention Center Mortgage Loan. During the third and fourth years of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan, in each case in full but not in part, at 102% of par in year three and 101% of par in year four. During the fifth year of the term of the Forum Convention Center Mortgage Loan, the Forum Convention Center Borrower may prepay the Forum Convention Center Mortgage Loan in full but not in part at par. However, the Forum Convention Center Mortgage Loan may be prepaid at any time at par, without penalty or make-whole, in connection with our acquisition of the Caesars Forum Convention Center and an OpCo sale and conversion to an OpCo/PropCo structure, subject to our consent, which may be withheld in our sole discretion.
The Forum Convention Center Mortgage Loan is secured by a first priority mortgage on the Caesars Forum Convention Center, as well as a first priority lien on the equity interests in the Forum Convention Center Borrower, a first priority security interest in all of the Forum Convention Center Borrower’s interest in furniture, fixtures and equipment used, owned or related to the operation of the Caesars Forum Convention Center, and a first priority assignment of the Forum Convention Center Borrower’s interest in leases and rents, including a collateral assignment of the Forum Convention Center Borrower’s interest in the lease on the Caesars Forum Convention Center pursuant to which the Forum Convention Center Borrower leases the Caesars Forum Convention Center to another subsidiary of Caesars (the “Caesars Tenant”), which lease is fully subordinate to the Forum Convention Center Mortgage Loan. In addition, if the Forum Convention Center Borrower defaults on the Forum Convention Center Mortgage Loan and we take title to the Caesars Forum Convention Center, we may, at our option under certain circumstances, keep the lease with the Caesars Tenant in effect (which lease is guaranteed by Caesars and has an initial annual rent of $33.9 million, subject to annual increases equal to the greater of 2% and the annual CPI increase).

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
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of September 30, 2021), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.
Consummation of the Eldorado Transaction
On July 20, 2020, concurrent with the consummation of the Eldorado/Caesars Merger, we consummated the Eldorado Transaction contemplated by the Eldorado MTA and the Harrah’s Original Call Property Purchase Agreements (as defined below). We funded the Eldorado Transaction with a combination of cash on hand, the proceeds from the physical settlement, on June 2, 2020, of the forward sale agreements entered into in June 2019 and the proceeds from our February 2020 Senior Unsecured Notes offering. Any references to Caesars in the subsequent transaction discussion refer to the combined Eldorado/Caesars subsequent to the consummation of the Eldorado/Caesars Merger.
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the Harrah’s Original Call Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “Harrah’s Original Call

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Properties”) for an aggregate purchase price of $1,823.5 million (the “Harrah’s Original Call Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the Harrah’s Original Call Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below. We completed the Harrah’s Original Call Properties Acquisitions pursuant to the following agreements: (i) a Purchase and Sale Agreement (the “Harrah’s New Orleans Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the fee and leasehold interests in the land and real property improvements associated with Harrah’s New Orleans in New Orleans, Louisiana (“Harrah’s New Orleans”) for a cash purchase price of $789.5 million, (ii) a Purchase and Sale Agreement (the “Harrah’s Atlantic City Purchase Agreement”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the land and real property improvements associated with Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center in Atlantic City, New Jersey for a cash purchase price of $599.3 million; and (iii) a Purchase and Sale Agreement (the “Harrah’s Laughlin Purchase Agreement” and, collectively with the Harrah’s New Orleans Purchase Agreement and the Harrah’s Atlantic City Purchase Agreement, the “Harrah’s Original Call Property Purchase Agreements”) pursuant to which we agreed to acquire, and Eldorado agreed to cause to be sold, all of the equity interests in a newly formed entity that acquired the land and real property improvements associated with Harrah’s Laughlin Hotel & Casino in Laughlin, Nevada for a cash purchase price of $434.8 million. Each of our call options on the Harrah’s Original Call Properties terminated upon the closing of the Harrah’s Original Call Properties Acquisitions.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Caesars has executed new guaranties with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements, and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements.
In connection with entering into the amendments to the Caesars Lease Agreements and the Caesars Guaranties described above, we and Caesars terminated the Management and Lease Support Agreements, dated as of October 6, 2017, with respect to each of the Caesars Lease Agreements, pursuant to which, among other things, Pre-Merger Caesars previously guaranteed the tenants’ monetary obligations under the Caesars Lease Agreements, and the Guaranty of Lease dated as of December 22, 2017 pursuant to which, among other things, a subsidiary of Pre-Merger Caesars guaranteed the tenant’s obligations under the HLV Lease Agreement.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
On October 27, 2020, we and Caesars entered into an Amended and Restated Omnibus Amendment to Leases, which provides for a proportionate adjustment to certain relief previously granted under the Omnibus Amendment with respect to a portion of the capital expenditure obligations of Caesars under the Caesars Lease Agreements in order to account for the addition of the Harrah’s Original Call Properties to the Regional Master Lease Agreement pursuant to the Harrah’s Original Call Properties Acquisitions on July 20, 2020.
Closing of Purchase of JACK Cleveland/Thistledown, Subsequent Amendments to the JACK Cleveland/Thistledown Lease Agreement and Termination of the Amended and Restated ROV Loan
On January 24, 2020, we completed the previously announced transaction to acquire the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease had an initial total annual rent of $65.9 million and an initial term of 15 years, with four five-

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
year tenant renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $50.0 million loan (the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. The terms of the JACK Cleveland/Thistledown Lease Agreement and the ROV Loan were subsequently amended on July 16, 2020 and, subsequent to September 30, 2021, on October 4, 2021, as described below. We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease Agreement is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses in accordance with ASC 310.
On July 16, 2020, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “First JACK Lease Agreement Amendment”), pursuant to which, among other things, we agreed to fund $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, which will be leased by JACK Entertainment pursuant to the First JACK Lease Agreement Amendment. In connection with the construction of the gaming patio, commencing on April 1, 2022, rent under the JACK Cleveland/Thistledown Lease Agreement (as amended by the First JACK Lease Agreement Amendment) will be increased by an incremental $1.8 million. The First JACK Lease Agreement Amendment also provides for relief with respect to certain existing covenants through March 31, 2022, adds an additional five years to the initial lease term, with the tenant under the JACK Cleveland/Thistledown Lease Agreement having three (rather than four) five-year renewal options as a result of such extension of the initial lease term, and provides for rent escalation to begin in 2022 rather than 2021.
Simultaneously with entry into the First JACK Lease Agreement Amendment, we and affiliates of Rock Ohio Ventures entered into an amendment and restatement of our existing $50.0 million term loan agreement with such affiliates of Rock Ohio Ventures (the “Amended and Restated ROV Loan”), pursuant to which, among other things, we increased our existing term loan to $70.0 million (the “ROV Term Loan”) which bears interest at a rate of 9.0% per annum (which interest, at the option of JACK Entertainment, may be paid-in-kind through April 30, 2021 with any paid-in-kind interest required to be paid in cash in eleven equal monthly installments ending March 31, 2022), and added a $25.0 million revolving credit facility (the “ROV Credit Facility”), which bears interest at a rate of LIBOR plus 2.75% per annum. A commitment fee of 0.50% per annum calculated on the unused portion of the ROV Credit Facility is payable quarterly. The Amended and Restated ROV Loan, which includes the ROV Term Loan and ROV Credit Facility, matures in January 2025 which maturity date may be extended at the borrower’s election for up to two additional years if certain conditions are satisfied. In connection with the amendment and restatement, we received additional collateral, including an additional land parcel in proximity to JACK Cleveland so that the loan was secured by a first priority lien on substantially all gaming and non-gaming real and personal property of JACK Entertainment, including the furniture, fixtures and equipment associated with the properties. The Amended and Restated ROV Loan also provides the obligors with relief with respect to certain existing financial covenants through March 31, 2022. During the nine months ended September 30, 2021, the borrower under the ROV Term Loan elected to make prepayments in an aggregate amount of $30.0 million, plus accrued and unpaid interest in the amount of $3.7 million, reducing the outstanding aggregate principal amount of the ROV Term Loan to $40.0 million as of September 30, 2021.
Subsequent to September 30, 2021, on October 4, 2021, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “Second JACK Lease Agreement Amendment”), pursuant to which, among other things, (i) the variable rent and the rent coverage floor provisions were removed and, accordingly, all of the rent in the JACK Cleveland/Thistledown Lease Agreement will escalate on an annual basis for the duration of its term, and (ii) the rent escalation in 2022 was increased to mitigate the effect of the forgone rent escalation in 2021 that was agreed to as part of the First JACK Lease Agreement Amendment. Concurrent with the Second JACK Lease Agreement Amendment, JACK Entertainment also repaid the ROV Term Loan in full and we terminated our commitment under the ROV Credit Facility and, accordingly, the Amended and Restated ROV Loan.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of September 30, 2021, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple-net basis to our tenants, Caesars, Penn National, Hard Rock, Century Casinos and EBCI, under eight separate lease agreements;
•Investments in leases - financing receivables, representing our investment in five casino assets leased on a triple-net basis to our tenants, Caesars and JACK Entertainment, under two separate lease agreements;
•Investments in loans, representing our investment in the Amended and Restated ROV Loan, Chelsea Piers Mortgage Loan, Forum Convention Center Mortgage Loan and Great Wolf Mezzanine Loan; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Minimum lease payments receivable under sales-type leases (1)	$44,752,017	$45,500,260
Estimated residual values of leased property (not guaranteed)	3,342,508	3,348,174
Gross investment in sales-type leases	48,094,525	48,848,434
Unamortized initial direct costs	23,465	23,764
Less: Unearned income	(34,561,227)	(35,390,353)
Less: Allowance for credit losses	(432,554)	(454,201)
Investments in leases - sales-type, net	13,124,209	13,027,644
Investments in leases - financing receivables, net	2,640,399	2,618,562
Total investments in leases, net	15,764,608	15,646,206
Investments in loans, net	523,897	536,721
Land	153,576	158,190
Total real estate portfolio	$16,442,081	$16,341,117
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Portfolio
The following table details the components of our income from direct financing, sales-type and operating leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Income from sales-type and direct financing leases, excluding contingent rent (1)	$290,706	$270,188	$870,417	$718,192
Income from operating leases (2)	—	3,638	—	25,464
Income from lease financing receivables (1) (3)	60,178	49,799	180,139	77,743
Total revenue, excluding contingent rent	350,884	323,625	1,050,556	821,399
Contingent rent (1)	1,353	86	2,920	229
Total lease revenue	352,237	323,711	1,053,476	821,628
Non-cash adjustment (4)	(31,142)	(18,942)	(88,417)	(11,879)
Total contractual lease revenue	$321,095	$304,769	$965,059	$809,749
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of September 30, 2021, we have only recognized contingent rent on our Margaritaville Lease Agreement and Greektown Lease Agreement, in relation to the variable rent portion of the respective leases. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
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
(3) Represents the Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease Agreement, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(4) Amounts represent the non-cash adjustment to the minimum lease payments from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At September 30, 2021, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2021 (remaining)	$266,793	$55,938	$322,731
2022	1,075,509	227,017	1,302,526
2023	1,094,189	231,332	1,325,521
2024	1,111,961	235,421	1,347,382
2025	1,126,098	237,826	1,363,924
2026	1,140,571	240,191	1,380,762
Thereafter	38,936,896	7,999,428	46,936,324
Total	$44,752,017	$9,227,153	$53,979,170

Weighted Average Lease Term (2)	32.8	33.8	33.0
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements:

($ In thousands)	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Lease Provision (1)
Initial Term (2)	18 years	18 years
Initial Term maturity (2)	7/31/2035	7/31/2035
Renewal Terms	Four, five-year terms	Four, five-year terms
Current annual rent (3)	$639,972	$402,609
Escalator (4)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI
Variable Rent adjustment	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent
Variable Rent adjustment calculation (5)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease has a full 15-year initial term.
(3) The amounts represent the current annual base rent payable for the current lease year, which is the period from November 1, 2020 through October 31, 2021. Annual rental payments under the Regional Master Lease Agreement were reduced by $32.5 million, which represents the annual rent for the EBCI Lease Agreement related to the Caesars Southern Indiana property, the operations of which were acquired by EBCI from Caesars on September 3, 2021, as further described in Note 3 - Property Transactions. Refer to the EBCI Lease Agreement summary below for details of the EBCI Lease Agreement.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2021 and 2020.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. In relation to the Margaritaville Lease Agreement, we recognized approximately $0.8 million and $2.2 million in contingent rent during the three and nine months ended September 30, 2021, respectively, and approximately $0.1 million and $0.2 million in contingent rent during the three and nine months ended September 30, 2020, respectively. In relation to the Greektown Lease Agreement during the three and nine months ended September 30, 2021 we recognized approximately $0.5 million and $0.7 million, respectively, in contingent rent. No such contingent rent was recognized for the three and nine months ended September 30, 2020 for the Greektown Lease Agreement.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of our Hard Rock Cincinnati Lease Agreement:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	9/30/2034
Renewal terms	Four, five-year terms
Current base rent (1)	$44,042
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease years 5-15 - The greater of 2% or the change in CPI unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% base rent and 20% variable rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from October 1, 2021 through September 30, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2021 and 2020.
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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2021 and 2020.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
JACK Cleveland/Thistledown Lease Agreement - Overview
The following is a summary of the material lease provisions of our JACK Cleveland/Thistledown Lease Agreement, as amended by the Second JACK Lease Agreement Amendment on October 4, 2021:

($ In thousands)
Lease Provision	Term
Initial term	20 years
Initial term maturity	1/31/2040
Renewal terms	Three, five-year terms
Current annual rent (1)	$65,880
Escalator commencement	Lease year three
Escalator (2)	Lease year 3 - 1.0% Lease years 4-6 - 1.5% Lease years 7-20 - The greater of 1.5% or the change in CPI capped at 2.5%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from February 1, 2021 through January 31, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2021 and 2020.
EBCI Lease Agreement - Overview
The following is a summary of the material lease provisions of our EBCI Lease Agreement, which was entered into on September 3, 2021:

($ In thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	8/31/2036
Renewal terms	Four, five-year terms
Current annual rent (1)	$32,500
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-5 - 1.5% Lease years 6-15 - The greater of 2.0% or the change in CPI
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from September 3, 2021 through August 31, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2021 and 2020.
(3) Variable rent is not subject to the escalator and is calculated for lease year 8 as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for the year preceding lease commencement and lease years 1 through 2 and for lease year 11 as an increase or decrease of the average of net revenues for lease years 8 through 10 compared to the average net revenue for lease years 5 through 7, in each case multiplied by the variable rent percentage.
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
(2) Certain tenants under the Caesars Lease Agreements, as applicable, are required to spend $384.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $290.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease Agreement in such proportion as such tenants may elect. Additionally, the tenants under the Regional Master Lease Agreement and Joliet Lease Agreement are required to expend a minimum of $537.5 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $384.3 million requirement.
In connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, we agreed with Caesars to provide limited relief with respect to a portion of their capital expenditure obligations under the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement (which relief was subsequently adjusted on October 27, 2020 to provide for a proportionate adjustment to account for the addition of the Harrah’s Original Call Properties to the Regional Master Lease Agreement). This relief is conditioned upon (i) expenditures by Caesars of certain minimum capital expenditures, (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements and (iii) no event of default occurring under any of the Caesars Lease Agreements during the applicable compliance period. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations currently set forth in the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement.
The following table summarizes the capital expenditure requirements of the respective tenants under the Penn National Lease Agreements, Hard Rock Cincinnati Lease Agreement, Century Portfolio Lease Agreement, JACK Cleveland/Thistledown Lease Agreement and EBCI Lease Agreement:

Provision	Penn National Lease Agreements	Hard Rock Cincinnati Lease Agreement	Century Portfolio Lease Agreement	JACK Cleveland/Thistledown Lease Agreement	EBCI Lease Agreement
Yearly minimum expenditure	1% of net revenues based on rolling four-year basis	1% of net revenues	1% of net gaming revenues (1)	Initial minimum of $30 million (2) Thereafter - 1% of net revenues on a rolling three-year basis	1% of net revenues
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Loan Portfolio
The following is a summary of our investments in loans as of September 30, 2021 and December 31, 2020:

($ In thousands)	September 30, 2021
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,038	$—	7.854%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,994	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan (5)	Senior Secured	40,000	40,000	—	9.0%	1/24/2027
ROV Credit Facility (5)	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Great Wolf Mezzanine Loan	Mezzanine	19,161	18,865	60,339	8.0%	7/9/2026
Total		$524,161	$523,897	$100,339	7.5%

($ In thousands)	December 31, 2020
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,045	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,880	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan	Senior Secured	70,000	71,796	—	9.0%	1/24/2027
ROV Credit Facility	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$536,721	$40,000	7.8%
____________________
(1) Carrying value is net of unamortized loan origination costs and allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) Represents current interest rate per annum. The interest rate of the Forum Convention Center Mortgage Loan is subject to 2.0% annual escalation.
(4) Final maturity assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Subsequent to September 30, 2021, on October 4, 2021, the ROV Term Loan was repaid in full and the Amended and Restated ROV Loan, including the ROV Credit Facility, was terminated.
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
Allowance for Credit Losses
During the three months ended September 30, 2021, we recognized a $9.0 million increase in our allowance for credit losses primarily driven by (i) the increase in the Long-Term Period probability of default, or PD, for one of our tenants during the third quarter of 2021 and (ii) an increase in the existing amortized cost balances subject to the CECL allowance. During the nine months ended September 30, 2021, we recognized a $24.5 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the reasonable and supportable period, or R&S Period PD, of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first and second quarters of 2021, (ii) the decrease in the Long-Term Period

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021 and (iii) the decrease in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by the increase for the three months ended September 30, 2021 described above.
During the three months ended September 30, 2020, we recognized a $177.1 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the Harrah’s Original Call Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, and (ii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger. This increase was partially offset by a decrease in the R&S Period PD of our other tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the third quarter of 2020. During the nine months ended September 30, 2020, we recognized a $261.1 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the Eldorado Transaction, Eldorado/Caesars Merger and Forum Convention Center Mortgage Loan as described above, (ii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020, and (iii) an increase in the Long-Term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the impact of the COVID-19 pandemic.
As of September 30, 2021 and December 31, 2020, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,556,763	$(432,554)	$13,124,209	3.19%
Investments in leases - financing receivables	2,729,021	(88,622)	2,640,399	3.25%
Investments in loans	524,330	(433)	523,897	0.08%
Other assets - sales-type sub-leases	280,768	(6,508)	274,260	2.32%
Totals	$17,090,882	$(528,117)	$16,562,765	3.09%

	December 31, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,481,845	$(454,201)	$13,027,644	3.37%
Investments in leases - financing receivables	2,709,520	(90,958)	2,618,562	3.36%
Investments in loans	538,547	(1,826)	536,721	0.34%
Other assets - sales-type sub-leases	284,376	(6,894)	277,482	2.42%
Totals	$17,014,288	$(553,879)	$16,460,409	3.26%
____________________
(1) The total allowance excludes the CECL allowance for unfunded loan commitments. As of September 30, 2021, such allowance is $1.3 million and is recorded in Other liabilities. As of December 31, 2020, there was no CECL allowance related to unfunded loan commitments.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Beginning Balance December 31,	$553,879	$—
Initial allowance upon adoption	—	309,362
Initial allowance from current period investments	1,725	228,919
Current period change in credit allowance	(26,177)	32,161
Charge-offs	—	—
Recoveries	—	—
Ending Balance September 30,	$529,427	$570,442
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2021 and 2020:

	September 30, 2021
(In thousands)	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans, Other assets and Other liabilities	$952,620	$14,905,789	$866,312	$281,869	$84,292	$17,090,882

	September 30, 2020
(In thousands)	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans, Other assets and Other liabilities	$—	$15,724,024	$921,511	$281,123	$65,000	$16,991,658
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan and Great Wolf Mezzanine Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Sales-type sub-leases, net (1)	$274,260	$277,482
Property and equipment used in operations, net	68,434	69,204
Debt financing costs	42,917	8,879
Deferred acquisition costs	21,641	1,788
Right of use assets	16,990	17,507
Tenant receivables	3,715	3,384
Prepaid expenses	3,190	2,710
Interest receivable	2,624	2,746
Other receivables	669	803
Other	2,769	2,027
Total other assets	$437,209	$386,530
_______________________________________________________
(1) As of September 30, 2021 and December 31, 2020, sales-type sub-leases are net of $6.5 million and $6.9 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Land and land improvements	$59,166	$59,115
Buildings and improvements	14,879	14,697
Furniture and equipment	8,247	7,020
Total property and equipment used in operations	82,292	80,832
Less: accumulated depreciation	(13,858)	(11,628)
Total property and equipment used in operations, net	$68,434	$69,204

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$771	$910	$2,320	$2,990

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Finance sub-lease liabilities	$280,768	$284,376
Other accrued expenses	72,980	6,518
Lease liabilities	16,990	17,507
Accrued payroll and other compensation	6,156	8,474
Deferred income taxes	3,830	3,533
CECL allowance for unfunded loan commitments	1,309	—
Accounts payable	514	734
Derivative liability	—	92,521
Total other liabilities	$382,547	$413,663

Note 7— Debt
The following tables detail our debt obligations as of September 30, 2021 and December 31, 2020:

($ In thousands)	September 30, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Senior Unsecured Notes (3)
2025 Notes	2025	3.500%	750,000	742,091
2026 Notes	2026	4.250%	1,250,000	1,235,258
2027 Notes	2027	3.750%	750,000	740,990
2029 Notes	2029	4.625%	1,000,000	986,931
2030 Notes	2030	4.125%	1,000,000	986,762
Total Debt			$4,750,000	$4,692,032

($ In thousands)	December 31, 2020
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (4)	2024	L + 1.75%	2,100,000	2,080,974
Senior Unsecured Notes (3)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility will bear interest at a rate based on a leverage-based pricing grid with a range of 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate depending on our total net debt to adjusted total assets ratio. Additionally, the commitment fee under the Revolving Credit Facility is calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. For the three and nine months ended September 30, 2021, the commitment fee was 0.375%.
(3)Interest is payable semi-annually.
(4)The Term Loan B Facility was repaid in full on September 15, 2021 using the proceeds from the settlement of the June 2020 Forward Sale Agreement and the September 2021 equity offering and all of our outstanding interest rate swap agreements were subsequently unwound and settled. As of December 31, 2020, we had six interest rate swap agreements outstanding with third-party financial institutions having an aggregate notional amount of $2.0 billion at a blended LIBOR rate of 2.7173%.
The following table is a schedule of future minimum payments of our debt obligations as of September 30, 2021:

(In thousands)	Future Minimum Payments
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	750,000
2026	1,250,000
Thereafter	2,750,000
Total minimum repayments	$4,750,000
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The respective indentures for the Senior Unsecured Notes each contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of September 30, 2021, the restricted net assets of the Operating Partnership were approximately $9.2 billion.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
On September 15, 2021, we used the proceeds from the settlement of the June 2020 Forward Sale Agreement, as defined in Note 11 - Stockholders Equity, and the proceeds from the issuance of 65,000,000 shares of common stock from the September 2021 equity offering to repay in full the Term Loan B Facility, including outstanding accrued interest. In connection with the full repayment, we recognized a loss on extinguishment of debt of $15.6 million during the three and nine months ended September 30, 2021, representing the write-off of the remaining unamortized deferred financing costs. Following the repayment in full of the Term Loan B Facility, the Revolving Credit Facility remains in effect pursuant to the Amended and Restated Credit Agreement.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
MGP Transactions Bridge Facility
On August 4, 2021, in connection with the MGP Transactions, VICI PropCo entered into a Commitment Letter (the “MGP Transactions Commitment Letter”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (collectively, the “MGP Transactions Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the MGP Transactions Bridge Lender provided commitments in an amount up to $9.3 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “MGP Transactions Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund (i) the consideration to be paid in connection with the Redemption pursuant to the terms of the MGP Master Transaction Agreement, (ii) amounts to be paid in connection with offers to repurchase the MGP OP Notes pursuant to their respective indentures if the assumption of such notes by the Operating Partnership in the Mergers is unsuccessful and (iii) related fees and expenses. The commitment fee is equal to, (i) with respect to any commitments that remain outstanding on or prior to September 15, 2021, 0.25% of such commitments, (ii) with respect to any commitments that remain outstanding after September 15, 2021 and are terminated on or prior to August 4, 2022, 0.50% of such commitments, and (iii) with respect to any commitments that remain outstanding after August 4, 2022, 0.75% of such commitments. For the three and nine months ended September 30, 2021, we recognized $27.0 million of fees related to the MGP Transactions Bridge Facility in Interest expense on our Statement of Operations.
Commitments and loans under the MGP Transactions Bridge Facility will be reduced or prepaid, as applicable, in part with the proceeds of certain incurrences of indebtedness, issuances of equity and asset sales. If we use the MGP Transactions Bridge Facility, funding is contingent on the satisfaction of certain customary conditions set forth in the MGP Transactions Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the MGP Transactions Bridge Facility in accordance with the terms set forth in the MGP Transactions Commitment Letter and (ii) the consummation of the MGP Transactions in accordance with the MGP Master Transaction Agreement. Although we do not currently expect VICI PropCo to make any borrowings under the MGP Transactions Bridge Facility, there can be no assurance that such borrowings will not be made or that we will be able to incur alternative long-term debt financing in lieu of borrowings under the MGP Transactions Bridge Facility on favorable terms, or at all. Interest under the MGP Transactions Bridge Facility, if funded, will be calculated on a rate between (i) LIBOR plus 200 basis points and LIBOR plus 275 basis points or (ii) the base rate plus 100 basis points and the base rate plus 175 basis points, in each case depending on duration. The MGP Transactions Bridge Facility, if funded, will contain restrictive covenants and events of default substantially similar to those contained in the Senior Secured Credit Facilities. If we draw upon the MGP Transactions Bridge Facility, there can be no assurances that we would be able to refinance the MGP Transactions Bridge Facility on satisfactory terms, or at all.
On September 23, 2021, following the successful early tender results and participation of the Exchange Offers and Consent Solicitations, the execution of the MGP OP Supplemental Indentures and the elimination of the change of control covenants in connection therewith, $4,242.0 million in committed financing (representing the second tranche of the MGP Transactions Bridge Facility) was terminated in accordance with the terms of the MGP Transactions Commitment Letter.
Venetian Acquisition Bridge Facility
On March 2, 2021, in connection with the Venetian Acquisition, VICI PropCo entered into a Commitment Letter (the “Venetian Acquisition Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc. (collectively, the “Venetian Acquisition Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the Venetian Acquisition Bridge Lender has provided commitments in an amount up to $4.0 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the Venetian PropCo Acquisition. The commitment fee is equal to, (i) with respect to any commitments that remain outstanding prior to April 1, 2021, 0.25% of such commitments, (ii) with respect to any commitments that remain outstanding on April 1, 2021 and are terminated prior to March 2, 2022, 0.50% of such commitments, and (iii) with respect to any commitments that remain outstanding after March 2, 2022, 0.75% of such commitments. For the three and nine months ended September 30, 2021, we recognized $3.0 million and $10.9 million of fees, respectively, related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations.
Commitments and loans under the Venetian Acquisition Bridge Facility will be reduced or prepaid, as applicable, in part with the proceeds of certain incurrences of indebtedness, issuances of equity and asset sales. If we use the Venetian Acquisition Bridge Facility, funding is contingent on the satisfaction of certain customary conditions set forth in the Venetian Acquisition

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the Venetian Acquisition Bridge Facility in accordance with the terms set forth in the Venetian Acquisition Commitment Letter and (ii) the consummation of the Venetian Acquisition in accordance with the Purchase Agreements. Although we do not currently expect VICI PropCo to make any borrowings under the Venetian Acquisition Bridge Facility, there can be no assurance that such borrowings will not be made or that we will be able to incur alternative long-term debt financing in lieu of borrowings under the Venetian Acquisition Bridge Facility on favorable terms, or at all. Interest under the Venetian Acquisition Bridge Facility, if funded, will be calculated on a rate between (i) LIBOR plus 200 basis points and LIBOR plus 275 basis points or (ii) the base rate plus 100 basis points and the base rate plus 175 basis points, in each case depending on duration. The Venetian Acquisition Bridge Facility, if funded, will contain restrictive covenants and events of default substantially similar to those contained in the Senior Secured Credit Facilities. If we draw upon the Venetian Acquisition Bridge Facility, there can be no assurances that we would be able to refinance the Venetian Acquisition Bridge Facility on satisfactory terms, or at all.
On March 8, 2021, following the entry into the March 2021 Forward Sale Agreements, the commitments under the Venetian Acquisition Bridge Facility were reduced by $1,890.0 million.
Eldorado Transaction Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Eldorado Transaction Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Eldorado Transaction Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (collectively the “Eldorado Transaction Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the November 2019 Senior Unsecured Notes offering, the commitments under the Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Bridge Facilities were further reduced by $2.0 billion to $1.2 billion. The Eldorado Transaction Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The structuring fee was equal to 0.10% of the total aggregate commitments at June 24, 2019 and was payable as such commitments were terminated. For the nine months ended September 30, 2020, we recognized $3.1 million of fees related to the Eldorado Transaction Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the three and nine months ended September 30, 2021 as the Eldorado Transaction Bridge Facilities were fully terminated at our election in June 2020.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020, we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million during the nine months ended September 30, 2020.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2021, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
On April 24, 2018, we entered into four interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.5 billion. On January 3, 2019, we entered into two additional interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $500.0 million, which matured on January 22, 2021. The interest rate swap transactions were designated as cash flow hedges that effectively fixed the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%. On September 15, 2021, in connection with the full repayment of the Term Loan B Facility, we unwound and settled all of our outstanding interest rate swap agreements resulting in a cash payment of $66.9 million, inclusive of accrued interest of $2.7 million. As the Term Loan B Facility was repaid in full with proceeds from the issuance of 65,000,000 shares of common stock on September 14, 2021 and proceeds from the settlement of the June 2020 Forward Sale Agreement with no replacement debt, the full amount held in Other comprehensive income, $64.2 million, was immediately reclassified to Interest expense.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2020:

($ In thousands)	December 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest Rate Swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest Rate Swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of December 31, 2020, the interest rate swaps were in a net unrealized loss positions and were recorded within Other liabilities. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest recorded in interest expense	$8,792	$12,970	$29,960	$29,664
Interest rate swap settlement recorded in interest expense	$64,239	$—	$64,239	$—

Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020. There were no assets or liabilities that were recorded at fair value on a recurring basis as of September 30, 2021.

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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020 for which fair value is only disclosed are as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,640,399	$3,097,984	$2,618,562	$2,684,955
Investments in loans (2)	523,897	524,161	536,721	538,151
Cash and cash equivalents	669,514	669,514	315,993	315,993
Financial liabilities:
Debt (3)
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	—	—	2,080,974	2,065,875
2025 Notes	742,091	763,125	740,333	766,875
2026 Notes	1,235,258	1,301,563	1,233,119	1,296,875
2027 Notes	740,990	775,313	739,733	763,125
2029 Notes	986,931	1,080,000	985,730	1,070,000
2030 Notes	986,762	1,058,750	985,643	1,045,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease Agreement and the Harrah’s Original Call Properties. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(2)These investments represent the (i) Caesars Forum Convention Center Mortgage Loan, (ii) Chelsea Piers Mortgage Loan, (iii) Amended and Restated ROV Loan (which was terminated subsequent to September 30, 2021, on October 4, 2021) and (iv) Great Wolf Mezzanine Loan. We believe the current principal balance of the investments approximates their fair value.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Gain Upon Lease Modification in Connection with the Eldorado Transaction
On July 20, 2020, in connection with the Eldorado Transaction and as required under ASC 842, we reassessed the lease classifications of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. As a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the asset and its carrying value immediately prior to the modification.
We valued the real estate portfolio using a rent multiple taking into consideration a variety of factors, including (i) asset quality and location, (ii) property and lease-level operating performance and (iii) supply and demand dynamics of each property’s respective market. With respect to certain assets which were subject to signed sale agreements as of the date of reassessment, and were subject to removal from the Regional Master Lease Agreement upon consummation of such transactions, which includes Harrah’s Reno, Bally’s Atlantic City and Louisiana Downs, these assets were recorded at fair value using the contract price less costs to sell.
As a result of the re-measurement of the Caesars Lease Agreements to fair value, we recognized a $333.4 million gain upon lease modification in our Statement of Operations during the three and nine months ended September 30, 2020.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our assets measured at fair value on a non-recurring basis in relation to the gain upon modification of the Caesars Lease Agreements on July 20, 2020, the date of modification:

	July 20, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Investments in sales-type leases - Caesars Lease Agreements (1)	$10,228,465	$—	$—	$10,228,465
Investments in sales-type leases - assets subject to sales agreements (2)	$24,266	$—	$24,266	$—
____________________
(1) The fair value measurement of the Caesars Lease Agreements excludes the Harrah’s Original Call Properties Acquisitions, HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition as these transactions occurred in connection with the Eldorado Transaction and the investments are measured at historical cost.
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
____________________
(1) The fair value measurement of the Caesars Lease Agreements excludes the Harrah’s Original Call Properties Acquisitions, HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition as these transactions occurred in connection with the Eldorado Transaction and the investments are measured at historical cost.
(2) Weighted by relative fair value.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

In connection with the Mergers, nine lawsuits have been filed challenging disclosures related to the Mergers, captioned: (i) Lin v. MGM Growth Properties LLC, et al., No. 1:21-cv-07807 (SDNY) (filed September 17, 2021) (the “Lin Complaint”), (ii) Whitfield v. MGM Growth Properties LLC, et al., No. 1:21-cv-08110 (SDNY) (filed September 30, 2021) (the “Whitfield Complaint”), (iii) Bushansky v. VICI Properties Inc., et al., No. 1:21-cv-18429 (DNJ) (filed October 12, 2021) (the “Bushansky Complaint”), (iv) Kent v. VICI Properties, Inc., et. al., No. 1:21-cv-08504 (SDNY) (filed October 15, 2021) (the “Kent Complaint”), (v) Mintz v. VICI Properties, Inc., et. al., No. 1:21-cv-05788 (EDNY) (filed October 16, 2021) (the “Mintz Complaint”), (vi) Hopkins v. MGM Growth Properties LLC, et al., No. 2:21-cv-04556 (ED Pa) (filed October 18, 2021) (the “Hopkins Complaint”), (vii) Anderson v. VICI Properties Inc., et al., No. 1:21-cv-08603 (SDNY) (filed October 20, 2021) (the “Anderson Complaint”), (viii) Brown v. VICI Properties Inc., et al., No. 1:21-cv-08621 (SDNY) (filed October 20, 2021) (the “Brown Complaint”) and (ix) Finger v. VICI Properties Inc., et al., No. 2:21-cv-19213 (DNJ) (filed October 21, 2021) (the “Finger Complaint”). The Lin Complaint, the Whitfield Complaint and the Hopkins Compliant were filed by purported MGP shareholders and name as defendants MGP, MGP OP, MGM, the individual members of the MGP board of directors, VICI, New VICI Operating Company, the Operating Partnership and REIT Merger Sub. The Bushansky Complaint, the Kent Complaint, the Mintz Complaint, the Anderson Complaint, the Brown Complaint and the Finger Compliant were filed by purported VICI stockholders and name as defendants VICI and the individual members of the VICI board of directors. The Lin Complaint alleges that the September 8, 2021 Registration Statement on Form S-4 regarding the proposed Mergers contains inadequate disclosures in violation of the federal securities laws. The Whitfield Complaint, the Bushansky Complaint, the Kent Complaint, the Mintz Complaint, the Hopkins Complaint, the Anderson Complaint, the Brown Complaint and the Finger

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Complaint allege that the September 23, 2021 Prospectus on Form 424B3 regarding the proposed Mergers contains inadequate disclosures in violation of the federal securities laws. The plaintiffs in each action seek, among other things, to enjoin the Mergers and the transactions contemplated by the MGP Master Transaction Agreement and an award of costs and attorneys’ fees. Although the ultimate outcome of these actions cannot be predicted with certainty, we believe that these lawsuits are without merit and accordingly no amounts have been accrued as of September 30, 2021. Additional lawsuits arising out of the MGP Transactions may be filed in the future.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2022 and 2030, respectively. The discount rates for the leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of September 30, 2021 under our operating leases was 14.7 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Rent expense	$503	$503	$1,507	$1,506
Contractual rent	$470	$465	$1,410	$1,133
As of September 30, 2021, we have a $17.0 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$471
2022	1,884
2023	1,827
2024	1,847
2025	1,908
2026	1,959
Thereafter	17,117
Total minimum lease commitments	$27,013
Discounting factor	10,023
Lease liability	$16,990
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the balance and location in our Balance Sheet of the ground and use leases as of September 30, 2021 and December 31, 2020, which is primarily comprised of the HNO Ground Lease:

(In thousands)	September 30, 2021	December 31, 2020
Others assets (sales-type sub-leases, net)	$274,260	$277,482
Other liabilities (finance sub-lease liabilities)	$280,768	$284,376
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Rental income and expense	$5,604	$5,699	$16,905	$5,976
Contractual rent	$8,838	$11,838	$20,513	$12,146
The future minimum lease commitments relating to the ground and use leases at September 30, 2021 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$5,838
2022	26,350
2023	23,350
2024	23,350
2025	23,350
2026	23,350
Thereafter	741,730
Total minimum lease commitments	$867,318
Discounting factor	586,550
Finance sub-lease liability	$280,768
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of September 30, 2021 under our finance leases was 37.0 years.
Note 11 — Stockholders' Equity
Stock
Authorized
Effective September 10, 2021, we amended our Articles of Amendment and Restatement to increase: (i) the number of shares of stock that we are authorized to issue from 1,000,000,000 to 1,400,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that we are authorized to issue from 950,000,000 to 1,350,000,000, and (iii) the aggregate par value of all authorized shares of our stock having par value from $10,000,000 to $14,000,000, in order to have sufficient authorized shares to complete the MGP Transactions, which remain subject to customary closing conditions, regulatory approvals and approval by the stockholders of the Company. We had previously amended our Articles of Amendment and Restatement, effective March 2, 2021, to increase: (i) the number of shares of stock that we were authorized to issue from 750,000,000 to 1,000,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that we were authorized to issue from 700,000,000 to 950,000,000, and (iii) the aggregate par value of all authorized shares of our stock having par value from $7,500,000 to $10,000,000. As of September 30, 2021, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Primary Follow-on Offerings
September 2021 Offering
On September 14, 2021, we completed a primary follow-on offering of 115,000,000 shares of common stock consisting of (i) 65,000,000 shares of common stock (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) and (ii) 50,000,000 shares of common stock that were subject to forward sale agreements (collectively the “September 2021 Forward Sale Agreements”), which require settlement by September 9, 2022, in each case at a public offering price of $29.50 per share for an aggregate offering value of $3.4 billion, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $1,859.0 million from the sale of the 65,000,000 shares (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock). We did not initially receive any proceeds from the sale of the 50,000,000 shares subject to the September 2021 Forward Sale Agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the September 2021 Forward Sale Agreements. We determined that the September 2021 Forward Sale Agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the September 2021 Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
We expect to settle the 50,000,000 shares under the September 2021 Forward Sale Agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the September 2021 Forward Sale Agreements. As of September 30, 2021, the forward share price was $28.25 and would result in us receiving approximately $1,412.3 million in cash proceeds if we were to physically settle the shares under the September 2021 Forward Sale Agreements. Alternatively, if we were to net cash settle the shares under the September 2021 Forward Sale Agreements, it would result in a cash outflow of $8.2 million or, if we were to net share settle the shares under the September 2021 Forward Sale Agreements, it would result in us delivering approximately 0.3 million shares.
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
We expect to settle the 69,000,000 shares under the March 2021 Forward Sale Agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the March 2021 Forward Sale Agreements. As of September 30, 2021, the forward share price was $26.93 and would result in us receiving approximately $1,858.3 million in cash proceeds if we were to physically settle the shares under the March 2021 Forward Sale Agreements. Alternatively, if we were to net cash settle the shares under the March 2021 Forward Sale Agreements, it would result in a cash outflow of $102.0 million or, if we were to net share settle the shares under the March 2021 Forward Sale Agreements, it would result in us delivering approximately 3.6 million shares.

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
On September 28, 2020, we partially settled the June 2020 Forward Sale Agreement by delivering 3,000,000 shares of our common stock to the forward purchaser, in exchange for total net proceeds of approximately $63.0 million, which was calculated based on the net forward sale price on the settlement date of $21.04 per share. On September 9, 2021, we physically settled the remaining shares under the June 2020 Forward Sale Agreement by delivering 26,900,000 shares of our common stock to the forward purchaser in exchange for total net proceeds of approximately $526.9 million, which was calculated based on the net forward sale price on the settlement date of $19.59 per share. The physical settlements of the June 2020 Forward Sale Agreement were calculated based on the initial forward sale price per share of $21.37, as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the June 2020 Forward Sale Agreement.
The shares of common stock issuable upon settlement of any outstanding forward sale agreements are reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under the outstanding forward sale agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon physical settlement of the remaining shares (based on the adjusted forward sales price at the end of the reporting period). If and when we physically settle the shares under the outstanding forward sale agreements, the delivery of shares of our common stock will result in an increase in the number of shares of common stock outstanding and dilution to our earnings per share. We intend to use the net proceeds upon settlement of the shares under the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements to fund a portion of the purchase price of the Venetian Acquisition and for general corporate purposes, which may include future transactions, the acquisition, development and improvement of properties, capital expenditures, working capital and the repayment of indebtedness.
At-the-Market Offering Program
In May 2021, we entered into an equity distribution agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,000.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2020, we sold a total of 7,500,000 shares under our previous at-the-market offering program (which was terminated in connection with our entry into the ATM Program) for net proceeds of $200.0 million. During the nine months ended September 30, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2021	2020
Beginning Balance January 1,	536,669,722	461,004,742
Issuance of common stock in primary follow-on offerings	65,000,000	—
Issuance of common stock upon physical settlement of forward sale agreements (1)	26,900,000	68,000,000
Issuance of common stock under the at-the-market offering program	—	7,500,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	375,165	164,037
Ending Balance September 30,	628,944,887	536,668,779
____________________
(1)Excludes the 50,000,000 and 69,000,000 remaining shares subject to the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements, respectively, as such shares are not yet settled.
Dividends
Dividends declared (on a per share basis) during the nine months ended September 30, 2021 and 2020 were as follows:

Nine Months Ended September 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600

Nine Months Ended September 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300

Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements. The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the shares under the outstanding forward sale agreements, the delivery of shares of common stock will result in an increase in the number of shares outstanding and dilution to earnings per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Determination of shares:
Weighted-average shares of common stock outstanding	555,154	533,408	542,844	496,003
Assumed conversion of restricted stock	891	501	920	323
Assumed settlement of forward sale agreements	15,850	2,271	13,350	3,656
Diluted weighted-average shares of common stock outstanding	571,895	536,180	557,114	499,982

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Basic:
Net income attributable to common stockholders	$161,862	$398,274	$732,372	$603,664
Weighted-average shares of common stock outstanding	555,154	533,408	542,844	496,003
Basic EPS	$0.29	$0.75	$1.35	$1.22

Diluted:
Net income attributable to common stockholders	$161,862	$398,274	$732,372	$603,664
Diluted weighted-average shares of common stock outstanding	571,895	536,180	557,114	499,982
Diluted EPS	$0.28	$0.74	$1.31	$1.21

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2021, 11,588,589 shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$2,395	$2,013	$7,067	$5,375

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	855	$21.48	601	$21.16
Granted	493	18.83	422	21.49
Vested	(371)	19.41	(116)	21.08
Forfeited	(60)	19.90	(25)	21.21
Canceled	—	—	—	—
Outstanding at end of period	917	$21.00	882	$21.32
As of September 30, 2021, there was $12.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.82 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$369,200	$6,504	$375,704	$334,015	$5,638	$339,653
Interest expense	(165,099)	—	(165,099)	(77,399)	—	(77,399)
Gain upon lease modification	—	—	—	333,352	—	333,352
Loss on extinguishment of debt	(15,622)	—	(15,622)	—	—	—
Income before income taxes	163,953	619	164,572	395,763	87	395,850
Income tax (expense) benefit	(245)	(143)	(388)	386	(18)	368
Net income	163,708	476	164,184	396,149	69	396,218

Depreciation	29	742	771	31	879	910

Total assets	$17,453,567	$95,237	$17,548,804	$16,761,134	$90,696	$16,851,830
Total liabilities	$5,402,358	$17,660	$5,420,018	$7,465,576	$16,715	$7,482,291

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,104,812	$21,602	$1,126,414	$835,283	$17,273	$852,556
Interest expense	(321,953)	—	(321,953)	(231,185)	—	(231,185)
Gain upon lease modification	—	—	—	333,352	—	333,352
Loss on extinguishment of debt	(15,622)	—	(15,622)	(39,059)	—	(39,059)
Income before income taxes	736,991	4,497	741,488	604,985	1,206	606,191
Income tax expense	(1,128)	(1,000)	(2,128)	(128)	(267)	(395)
Net income	735,863	3,497	739,360	604,857	939	605,796

Depreciation	92	2,228	2,320	85	2,905	2,990

Total assets	$17,453,567	$95,237	$17,548,804	$16,761,134	$90,696	$16,851,830
Total liabilities	$5,402,358	$17,660	$5,420,018	$7,465,576	$16,715	$7,482,291

Note 15 — Subsequent Events

We have evaluated subsequent events and, except for the Second JACK Lease Agreement Amendment, the repayment of the ROV Term Loan and the termination of the ROV Credit Facility and the Amended and Restated ROV Loan on October 4, 2021 (as described in Note 3 - Property Transactions), and the payment of dividends on October 7, 2021 (as described in Note 11 - Stockholders’ Equity), there were no other events relative to the Financial Statements that require additional disclosure.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. for the three and nine months ended September 30, 2021 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended December 31, 2020. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our, and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts our business and financial condition, depends on future developments which cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the ability of our tenants to successfully operate their businesses, including the costs of complying with regulatory requirements necessary to keep their respective facilities open, such as reduced capacity requirements, the need to close any of the facilities after reopening as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain of its tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their Lease Agreements with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: risks associated with the pending MGP Transactions, including our ability or failure to complete the pending MGP Transactions and to realize the anticipated benefits of the MGP Transactions, including as a result of delay in completing the pending MGP Transactions; the impact of changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; our dependence on subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos, JACK Entertainment and EBCI (and, following the completion of the pending MGP Transactions and the Venetian Acquisition, MGM and the Venetian Tenant) as tenants of our properties and Caesars, Penn National, Seminole Hard Rock, Century Casinos, Rock Ohio Ventures and EBCI (and, following the completion of the pending MGP Transactions, MGM) or certain of their respective subsidiaries as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. Federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties and the completion of pending transactions on a timely basis, or at all, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; Caesars’, Penn National’s, Hard Rock’s, Century Casinos’, JACK Entertainment’s and EBCI’s (and, following the completion of the pending MGP Transactions and the Venetian Acquisition, MGM’s and the Venetian Tenant’s) historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, including indebtedness to be assumed by us upon consummation of the pending MGP Transactions, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our ability to obtain the financing necessary to complete our pending acquisitions or related transactions on the terms we currently expect in a timely manner, or at all; the possibility that our pending transactions may not be completed or that completion may be unduly delayed, and the potential adverse impact on our business, operations and stock price; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the effects of our pending and recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the impact of changes to the U.S. Federal income tax laws; the impact and outcome of current and potential litigation relating to the pending MGP Transactions, including the possibility that any adverse judgment may prevent the pending MGP Transactions from being consummated on a timely basis, or at all; the possibility of adverse tax consequences as a result of our pending transactions; increased volatility in our stock price as a result of our pending transactions; the possibility of foreclosure on our properties if we are unable to meet required debt service payments; the impact of a rise in interest rates on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the impact of natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our inability to maintain our qualification for taxation as a REIT; our reliance on distributions received from the Operating Partnership to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

Our portfolio also includes four real estate debt investments, which we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos, JACK Entertainment and EBCI, with Caesars being our largest tenant. We believe we have a mutually beneficial relationship with each of Caesars, Penn National, Hard Rock, Century Casinos, JACK Entertainment and EBCI, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with subsidiaries of our operators provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term. Despite the ongoing uncertainty surrounding the COVID-19 pandemic, we continue to evaluate and opportunistically pursue accretive acquisitions or investments that arise in the market.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2021.
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
All of our tenants have fulfilled their rent obligations through October 2021 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations. These factors may contribute to increased uncertainty with respect to our business and operating results through 2021 and we will continue to closely monitor the impact of the COVID-19 pandemic on us and our tenants. For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated from time to time in our other filings with the SEC.
Third Quarter 2021 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 10.6% year-over-year to $375.7 million.
•Net income attributable to common stockholders was $161.9 million, or $0.28 per diluted share.
•AFFO increased 12.9% year-over-year to $257.4 million and AFFO per diluted share increased 5.9% to $0.45.
Acquisition and Investment Activity
•Announced the strategic acquisition of MGP for $17.2 billion, which upon closing, will add $1,009.0 million of annualized rent (inclusive of MGP’s pending acquisition of MGM Springfield) to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 33,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. We expect the MGP Transactions, which are subject to regulatory approvals, approval by the Company’s stockholders, and customary closing conditions, to be completed in the first half of 2022.
•Announced a strategic arrangement with ClubCorp whereby we may provide up to $80.0 million of mortgage financing for the construction of up to five new BigShots Golf™ facilities throughout the United States, subject to the negotiation of definitive documentation.
Capital Markets and Financing Activity
•Announced an increase in our quarterly cash dividend to $0.36 per share (or $1.44 per share on an annualized basis), representing a 9.1% increase compared to our previous quarterly dividend.
•Completed an equity offering of 115,000,000 shares at $29.50 per share for an aggregate offering value of $3.4 billion, of which 65,000,000 shares were issued and sold by us and 50,000,000 shares were sold through the September 2021 Forward Sale Agreements.
•Settled the remaining 26,900,000 shares of the Company's outstanding June 2020 Forward Sale Agreement for net proceeds of approximately $526.9 million.
•Used the proceeds from the September 2021 equity offering and settlement of the June 2020 Forward Sale Agreement to repay in full the $2.1 billion Term Loan B Facility and settle the outstanding interest rate swap agreements. As of September 30, 2021, we have a $1.0 billion secured revolving facility available and had no outstanding secured debt.
•Obtained the requisite participation and consents to the Exchange Offers and Consent Solicitations to (i) exchange the MGP OP Notes tendered in the Exchange Offer for new notes to be issued by the VICI Issuers on or about the closing of the MGP Transactions and (ii) amend the MGP OP Notes Indentures to eliminate or modify certain of the covenants, restrictions, provisions and events of default in each of the indentures.

SIGNIFICANT ACTIVITIES DURING 2021
Acquisition and Investment Activity
•MGP Transactions. On August 4, 2021 we, MGP and MGM, MGP’s controlling shareholder, announced that we entered into the MGP Master Transaction Agreement, pursuant to which we will acquire MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. MGP is a publicly traded gaming REIT and the transaction will add $1,009.0 million of annualized rent (inclusive of MGP’s pending acquisition of MGM Springfield) to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 33,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
Under the terms of the MGP Master Transaction Agreement, holders of MGP Common Shares will receive 1.366 shares of our newly issued common stock in exchange for each Class A common share of MGP. The fixed Exchange Ratio represents an agreed upon price of $43.00 per share of MGP Class A common shares based on our trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM will receive $43.00 per unit in cash for the redemption of the majority of its MGP Operating Partnership units that it holds for total cash consideration of approximately $4.404 billion and will also retain approximately 12.0 million units in a newly formed operating partnership of VICI Properties. The MGP Class B share that is held by MGM will be cancelled and cease to exist.
Simultaneous with the closing of the transaction, we will enter into the MGM Master Lease Agreement with MGM. The MGM Master Lease Agreement will have an initial term of 25 years, with three 10-year tenant renewal options and, subject to the closing of the pending acquisition of MGM Springfield by MGP from MGM (the “Springfield Transaction”), will have an initial total annual rent of $860.0 million. Rent under the MGM Master Lease Agreement will escalate at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum and the annual increase in the CPI, subject to a 3.0% cap. Additionally, we will retain MGP’s existing 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV lease will remain unchanged and provides for current annual base rent of approximately $298.0 million, of which $149.0 million is attributable to MGP’s investment in the BREIT JV, and an initial term of 30 years, with two 10-year tenant renewal options. Rent under the BREIT JV lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum and the annual increase in CPI, subject to a 3.0% cap. On a combined basis, the MGM Master Lease Agreement and BREIT JV lease will deliver initial attributable rent to us of approximately $1,009.0 million. The tenant’s obligations under the MGM Master Lease and BREIT JV lease will be guaranteed by MGM.
We expect the MGP Transactions to be completed in the first half of 2022, subject to regulatory approvals, approval by the Company’s stockholders, and customary closing conditions. However, we can provide no assurances that the MGP Transactions described herein will close in the anticipated timeframe, on the contemplated terms or at all. We intend to fund the cash portion of the MGP Transactions with proceeds from long-term debt financing.
•BigShots Strategic Arrangement. On September 15, 2021, we and ClubCorp announced that we entered into a strategic arrangement to grow BigShots Golf™, whereby we may provide up to $80.0 million of mortgage financing for the construction of up to five new BigShots Golf™ facilities throughout the United States. As part of the non-binding arrangement, we will have a call right to acquire the real estate assets associated with any BigShots Golf™ facility financed by us, which transaction will be structured as a sale leaseback. In addition, for so long as the mortgage financing remains outstanding and we continue to hold a majority interest therein, we will have a right of first offer on any additional mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf™ (or any of its affiliates) for any multisite financing related to the development of BigShots Golf’s™ extensive existing and growing pipeline of facilities. Pursuant to a non-binding letter agreement, the terms and conditions of any transaction between the parties will be set forth in definitive documentation.
•Great Wolf Mezzanine Loan. On June 16, 2021, we entered into the Great Wolf Mezzanine Loan with an affiliate of Great Wolf to provide up to $79.5 million to partially fund the development of the Great Wolf Lodge Maryland, a 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of 3 years with two successive 12-month extension options, subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of September 30, 2021, approximately $19.2 million of funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.

In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
•Venetian Acquisition. On March 2, 2021, we entered into definitive agreements to acquire from LVS, all of the land and real estate assets associated with the Venetian Resort Las Vegas and the Venetian Expo, located in Las Vegas, Nevada, for $4.0 billion in cash, and the OpCo Buyer, has agreed to acquire the operating assets of the Venetian Resort for $2.25 billion, subject to certain post-closing adjustments, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder is payable in cash. Simultaneous with the closing of the Venetian Acquisition, we will enter into the Venetian Lease with the Venetian Tenant. The Venetian Lease will have an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. The closing of the Venetian Acquisition is subject to customary closing conditions, including regulatory approvals.
In addition, LVS has agreed with the Venetian Tenant pursuant to the Contingent Lease Support Agreement to be entered into simultaneous with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We will be a third-party beneficiary of the Contingent Lease Support Agreement and will have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease will not be guaranteed by Apollo Global Management, Inc. or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds. We expect the Venetian Acquisition to close during the first quarter of 2022. However, we can provide no assurances that the Venetian Acquisition will close in the anticipated timeframe, on the contemplated terms or at all.
Other Portfolio Activity
•Caesars Southern Indiana Lease Agreement. On September 3, 2021, in connection and concurrent with EBCI’s acquisition of the operations of Caesars Southern Indiana from Caesars, we entered into the EBCI Lease Agreement with a subsidiary of EBCI with respect to the real property associated with Caesars Southern Indiana. Initial total annual rent under the lease with EBCI is $32.5 million. The lease has an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement were reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the lease between us and the tenant. In addition, as part of the transaction, EBCI and Caesars entered into a right of first refusal agreement pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia.
Financing and Capital Markets Activity
•Repayment of Term Loan B Facility and Settlement of Interest Rate Swaps. On September 15, 2021, we used $2,102.5 million of proceeds from the September 2021 equity offering and settlement of the June 2020 Forward Sale Agreement to repay in full the Term Loan B Facility. In connection with the payoff of the Term Loan B Facility, the related interest rate swap agreements were unwound and settled and VICI PropCo incurred swap breakage costs of approximately $64.2 million and an accrued interest payment of approximately $2.7 million.

•September 2021 Equity Offering. On September 14, 2021, we completed a primary follow-on offering of 115,000,000 shares of common stock consisting of (i) 65,000,000 shares of common stock (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) and (ii) 50,000,000 shares of common stock that are subject to the September 2021 Forward Sale Agreements to be settled by September 9, 2022, in each case at a public offering price of $29.50 per share for an aggregate offering value of $3.4 billion. We received net proceeds of $1,859.0 million from the sale of the 65,000,000 shares and did not initially receive any proceeds from the sale of the 50,000,000 shares subject to the September 2021 Forward Sale Agreements.
•Settlement of June 2020 Forward Sale Agreement. On September 9, 2021, we fully settled the remaining shares outstanding under the June 2020 Forward Sale Agreement by delivering 26,900,000 shares of our common stock to the forward purchaser in exchange for total net proceeds of approximately $526.9 million.
•Exchange Offers and Consent Solicitations. On September 27, 2021, we announced the successful early tender and participation results of the Exchange Offers and Consent Solicitations for the MGP OP Notes, as well as the extension of the Expiration Date to December 31, 2021. Following the successful Consent Solicitations, the MGP Issuers executed the MGP OP Supplemental Indentures to each of the MGP OP Notes Indentures in order to, among other things, eliminate or modify certain of the covenants, restrictions, provisions and events of default in each of the indentures. The MGP OP Supplemental Indentures will become operative upon the Settlement Date, which is expected to occur on or about the closing date of the MGP Transactions. The supplemental indentures will become operative upon the Settlement Date, which is expected to occur on or about the closing date of the MGP Transactions.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Revenues
Income from sales-type and direct financing leases	$292,059	$270,274	$21,785	$873,337	$718,421	$154,916
Income from operating leases	—	3,638	(3,638)	—	25,464	(25,464)
Income from lease financing receivables and loans	70,205	52,827	17,378	210,578	82,696	127,882
Other income	6,936	7,276	(340)	20,897	8,702	12,195
Golf revenues	6,504	5,638	866	21,602	17,273	4,329
Total revenues	375,704	339,653	36,051	1,126,414	852,556	273,858

Operating expenses
General and administrative	8,379	8,047	332	24,092	22,560	1,532
Depreciation	771	910	(139)	2,320	2,990	(670)
Other expenses	6,936	7,263	(327)	20,897	8,702	12,195
Golf expenses	5,143	4,672	471	14,881	13,181	1,700
Change in allowance for credit losses	9,031	177,052	(168,021)	(24,453)	261,080	(285,533)
Transaction and acquisition expenses	177	2,026	(1,849)	9,689	7,703	1,986
Total operating expenses	30,437	199,970	(169,533)	47,426	316,216	(268,790)

Interest expense	(165,099)	(77,399)	(87,700)	(321,953)	(231,185)	(90,768)
Interest income	26	214	(188)	75	6,743	(6,668)
Loss from extinguishment of debt	(15,622)	—	(15,622)	(15,622)	(39,059)	23,437
Gain upon lease modification	—	333,352	(333,352)	—	333,352	(333,352)
Income before income taxes	164,572	395,850	(231,278)	741,488	606,191	135,297
Income tax (expense) benefit	(388)	368	(756)	(2,128)	(395)	(1,733)
Net income	164,184	396,218	(232,034)	739,360	605,796	133,564
Less: Net (income) loss attributable to non-controlling interest	(2,322)	2,056	(4,378)	(6,988)	(2,132)	(4,856)
Net income attributable to common stockholders	$161,862	$398,274	$(236,412)	$732,372	$603,664	$128,708

Revenue
For the three and nine months ended September 30, 2021 and 2020, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Leasing revenue	$352,237	$323,711	$28,526	$1,053,476	$821,628	$231,848
Income from loans	10,027	3,028	6,999	30,439	4,953	25,486
Other income	6,936	7,276	(340)	20,897	8,702	12,195
Golf revenues	6,504	5,638	866	21,602	17,273	4,329
Total revenues	$375,704	$339,653	$36,051	$1,126,414	$852,556	$273,858
Leasing Revenue
The following table details the components of our income from sales-type, direct financing, operating and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Income from sales-type and direct financing leases	$292,059	$270,274	$21,785	$873,337	$718,421	$154,916
Income from operating leases (1)	—	3,638	(3,638)	—	25,464	(25,464)
Income from lease financing receivables (2)	60,178	49,799	10,379	180,139	77,743	102,396
Total leasing revenue	352,237	323,711	28,526	1,053,476	821,628	231,848
Non-cash adjustment (3)	(31,142)	(18,942)	(12,200)	(88,417)	(11,879)	(76,538)
Total contractual leasing revenue	$321,095	$304,769	$16,326	$965,059	$809,749	$155,310
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
(2) Represents the Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease Agreement, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $28.5 million and $231.8 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. Total contractual leasing revenue increased $16.3 million and $155.3 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The increase was primarily driven by the addition of the Harrah’s Original Call Properties to our real estate portfolio in July 2020, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $7.0 million and $25.5 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The increase was driven by the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan, the Forum Convention Center Mortgage Loan and the Great Wolf Mezzanine Loan to our real estate investment portfolio in July 2020, August 2020, September 2020 and June 2021, respectively.

Other Income
Other income decreased $0.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of normal fluctuations in income recognition. Other income increased $12.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven primarily by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the Harrah’s Original Call Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Revenues
Revenues from golf operations increased $0.9 million and $4.3 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The change was primarily driven by (i) an increase in rounds played at the golf courses, (ii) the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic and (iii) an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three and nine months ended September 30, 2021 and 2020, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
General and administrative	$8,379	$8,047	$332	$24,092	$22,560	$1,532
Depreciation	771	910	(139)	2,320	2,990	(670)
Other expenses	6,936	7,263	(327)	20,897	8,702	12,195
Golf expenses	5,143	4,672	471	14,881	13,181	1,700
Change in allowance for credit losses	9,031	177,052	(168,021)	(24,453)	261,080	(285,533)
Transaction and acquisition expenses	177	2,026	(1,849)	9,689	7,703	1,986
Total operating expenses	$30,437	$199,970	$(169,533)	$47,426	$316,216	$(268,790)
General and Administrative Expenses
General and administrative expenses increased $0.3 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses decreased $0.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of normal fluctuations in expense recognition. Other expenses increased $12.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the Harrah’s Original Call Properties Acquisitions. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Expenses
Expenses from golf operations increased $0.5 million and $1.7 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The change was primarily driven by the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic, partially offset by an increase in the water usage charges at one of our golf courses during 2020. Additionally, even though our courses were closed from mid-March 2020 until early to mid-May as a result of the COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the change in our golf course operating revenues during this time was not proportionately offset by the change in golf course operating expenses.

Change in Allowance for Credit Losses
Under ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), we are required to record an estimated credit loss for our (i) Investments in leases - sales-type, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the three months ended September 30, 2021, we recognized a $9.0 million increase in our allowance for credit losses primarily driven by (i) the increase in the Long-Term Period PD for one of our tenants during the third quarter of 2021 and (ii) an increase in the existing amortized cost balances subject to the CECL allowance. During the nine months ended September 30, 2021, we recognized a $24.5 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first three quarters of 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021 and (iii) the decrease in the R&S Period PD and LGD as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by the increase for the three months ended September 30, 2021, described above.
During the three months ended September 30, 2020, we recognized a $177.1 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the Harrah’s Original Call Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of the Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification and (ii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger. This increase was partially offset by a decrease in the R&S Period PD of our other tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of a majority of their gaming operations and relative performance of such operations during the third quarter of 2020. During the nine months ended September 30, 2020, we recognized a $261.1 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the Eldorado Transaction, Eldorado/Caesars Merger and Forum Convention Center Mortgage Loan as described above, (ii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020, and (iii) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the impact of the COVID-19 pandemic. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $1.8 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $2.0 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
Interest Expense
Interest expense increased $87.7 million and $90.8 million during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. The increase during the three months ended September 30, 2021 is primarily related to the $64.2 million payment in connection with the early settlement of the outstanding interest rate swap agreements and the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility, partially offset by the full repayment of the Term Loan B Facility in September 2021. The increase during the nine months ended September 30, 2021 is primarily attributable to reasons stated above for the three months ended September 30, 2021, as well as the increase in aggregate debt of $2.5 billion from the February 2020 Senior Unsecured Notes offering, partially offset by a reduction in debt of $498.5 million as a result of the full redemption of the Second Lien Notes in February 2020 and the full repayment of the Term Loan B Facility in September 2021.
Additionally, the weighted average annualized interest rate of our debt decreased to 4.02% and 4.03% during the three and nine months ended September 30, 2021, respectively, from 4.18% and 4.48% during the three and nine months ended September 30,

2020, respectively, as a result of (i) the weighted average interest rate on the February 2020 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and (ii) a decrease in LIBOR on the $600.0 million portion of our variable rate debt that was not hedged for the portion of the period the Term Loan B Facility was still outstanding.
Interest Income
Interest income decreased $0.2 million and $6.7 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The decrease was primarily driven by an overall decrease in our cash on hand and a decrease in the interest rates earned on our excess cash.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $15.6 million resulting from the write-off of the unamortized deferred financing fees in connection with the full repayment of our Term Loan B Facility in September 2021. During the nine months ended September 30, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate our performance. We calculate AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other non-recurring non-cash transactions (such as non-cash gain upon lease modification) and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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
Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2021	2020	2021	2020
Net income attributable to common stockholders	$161,862	$398,274	$732,372	$603,664
Real estate depreciation	—	—	—	—
FFO	161,862	398,274	732,372	603,664
Non-cash leasing and financing adjustments	(30,865)	(18,919)	(88,063)	(11,826)
Non-cash change in allowance for credit losses	9,031	177,052	(24,453)	261,080
Non-cash stock-based compensation	2,395	2,013	7,067	5,375
Transaction and acquisition expenses	177	2,026	9,689	7,703
Amortization of debt issuance costs and original issue discount	34,098	4,368	50,723	15,504
Other depreciation	742	879	2,228	2,905
Capital expenditures	(131)	(337)	(1,638)	(1,982)
Loss on extinguishment of debt and interest rate swap settlements (1)	79,861	—	79,861	39,059
Non-cash gain upon lease modification	—	(333,352)	—	(333,352)
Non-cash adjustments attributable to non-controlling interest	250	(4,097)	773	(3,990)
AFFO	257,420	227,907	768,559	584,140
Interest expense, net	66,736	72,817	206,916	208,938
Income tax expense	388	(368)	2,128	395
Adjusted EBITDA	$324,544	$300,356	$977,603	$793,473

Net income per common share
Basic	$0.29	$0.75	$1.35	$1.22
Diluted	$0.28	$0.74	$1.31	$1.21
FFO per common share
Basic	$0.29	$0.75	$1.35	$1.22
Diluted	$0.28	$0.74	$1.31	$1.21
AFFO per common share
Basic	$0.46	$0.43	$1.42	$1.18
Diluted	$0.45	$0.43	$1.38	$1.17
Weighted average number of shares of common stock outstanding
Basic	555,153,692	533,407,916	542,843,855	496,002,850
Diluted	571,894,545	536,180,175	557,113,510	499,982,269
____________________
(1) Includes swap breakage costs of approximately $64.2 million incurred by VICI PropCo in connection with the early settlement of the outstanding interest rate swap agreements.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of September 30, 2021, our available cash balances, capacity under our Revolving Credit Facility and additional available proceeds from the settlement of forward sale agreements were as follows:

(In thousands)	September 30, 2021
Cash and cash equivalents	$669,514
Capacity under Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements (2)	3,270,578
Total	$4,940,092
____________________
(1)Subject to compliance with the financial covenants and other applicable provisions of our Revolving Credit Facility.
(2)Assumes the physical settlement of 50,000,000 and 69,000,000 shares under the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements, respectively, at the forward sale price of $28.25 and $26.93, respectively, calculated as of September 30, 2021.
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For a list of our material contractual commitments, refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2021, we have $4.8 billion of debt obligations outstanding, none of which are maturing in the next twelve months. As of September 30, 2021, we have $100.3 million in future funding commitments consisting of (i) $60.3 million related to the Great Wolf Mezzanine Loan, (ii) $25.0 million related to the ROV Credit Facility and (iii) $15.0 million related to the Chelsea Piers Mortgage Loan. Subsequent to September 30, 2021, on October 4, 2021, the ROV Credit Facility was terminated and no future commitments are due under such facility. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.

Information concerning our obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of September 30, 2021:

	Payments Due By Period
(In thousands)	Total	2021 (remaining)	2022	2023	2024	2025 and Thereafter
Long-term debt, principal
2025 Notes (1)	$750,000	$—	$—	$—	$—	$750,000
2026 Notes (1)	1,250,000	—	—	—	—	1,250,000
2027 Notes (1)	750,000	—	—	—	—	750,000
2029 Notes (1)	1,000,000	—	—	—	—	1,000,000
2030 Notes (1)	1,000,000	—	—	—	—	1,000,000
Revolving Credit Facility (2)	—	—	—	—	—	—
Scheduled interest payments	1,313,114	50,646	198,802	198,802	196,427	668,437
Total debt contractual obligations	6,063,114	50,646	198,802	198,802	196,427	5,418,437

Leases and contracts
Future funding commitments – loan investments and lease agreements(3)	100,339	12,446	47,893	—	—	40,000
Operating lease for Cascata Golf Course Land	19,050	234	951	970	990	15,905
Golf maintenance contract for Rio Secco and Cascata Golf Course	7,537	837	3,350	3,350	—	—
Office leases	7,963	237	933	857	857	5,079
Total leases and contract obligations	134,889	13,754	53,127	5,177	1,847	60,984

Total contractual commitments	$6,198,003	$64,400	$251,929	$203,979	$198,274	$5,479,421
________________________________________
(1) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(2) The Revolving Credit Facility will mature on May 15, 2024.
(3) The allocation of our future funding commitments is based on the construction draw schedule, commitment funding date or expiration date, as applicable, however we may be obligated to fund these commitments earlier than such date. Subsequent to September 30, 2021, on October 4, 2021, the ROV Credit Facility was terminated and no future commitments are due under such facility.
We expect the Venetian Acquisition to close in the first quarter of 2022 and the MGP Transactions to close in the first half of 2022, and expect to fund the purchases with a mix of cash on hand, proceeds from the physical settlement of our outstanding forward sale agreements, and debt (through additional long-term debt financing, under our Revolving Credit Facility, under our Venetian Acquisition Bridge Facility and/or under the MGP Transactions Bridge Facility, as the case may be). In particular, we currently intend to issue additional senior unsecured notes to fund a portion of the cash consideration for the Venetian Acquisition and the entire cash portion of the MGP Transactions, but, absent such a long-term debt financing, we may draw on the Venetian Acquisition Bridge Facility and/or MGP Transactions Bridge Facility in connection with the closing of the Venetian Acquisition or MGP Transactions, respectively, to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the Venetian Acquisition Bridge Facility or MGP Transactions Bridge Facility, as applicable, subject to market and other conditions. Our ability to raise long-term debt financing on favorable terms or at all may be adversely affected by market or economic conditions that change after the date of this Quarterly Report on Form 10-Q. If we draw upon the Venetian Acquisition Bridge Facility or MGP Transactions Bridge Facility, there can be no assurances that we would be able to refinance the Venetian Acquisition Bridge Facility or MGP Transactions Bridge Facility, as applicable, on terms satisfactory to us, or at all. We anticipate funding future transactions with a mix of debt, equity and available cash.

We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through currently available cash and cash equivalents, short-term investments, cash received under our Lease Agreements, borrowings from banks, including undrawn capacity under our Revolving Credit Facility, and proceeds from the issuance of debt and equity securities (including issuances under our outstanding forward sale agreements and our ATM Agreement).
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

Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In thousands)	2021	2020	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$610,924	$539,521	$71,403
Provided by (used in) investing activities	19,856	(4,556,349)	4,576,205
(Used in) provided by financing activities	(277,259)	3,058,992	(3,336,251)
Net increase (decrease) in cash, cash equivalents and restricted cash	353,521	(957,836)	1,311,357
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893	(785,900)
Cash, cash equivalents and restricted cash, end of period	$669,514	$144,057	$525,457
Cash Flows from Operating Activities
Net cash provided by operating activities increased $71.4 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increase is primarily driven by an increase in cash rental and interest payments from the Eldorado Transaction in July 2020 and the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan, the Forum Convention Center Mortgage Loan and the Great Wolf Mezzanine Loan to our real estate portfolio in July 2020, August 2020, September 2020 and June 2021, respectively. The increase was partially offset by the $64.2 million payment for early settlement of the outstanding interest rate swap agreements.
Cash Flows from Investing Activities
Net cash provided by investing activities increased $4,576.2 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, the primary sources and uses of cash from investing activities included:
•Proceeds from partial repayment of the Amended and Restated ROV Loan and receipt of deferred fees of $30.4 million;
•Proceeds from net maturities of short-term investments of $20.0 million;
•Payments to fund a portion of the Great Wolf Mezzanine Loan in the amount of $19.2 million;
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million;
•Capitalized transaction costs of $9.2 million;
•Proceeds from the sale of certain parcels of vacant land in the aggregate amount of $3.8 million; and
•Acquisition of property and equipment costs of $1.7 million.
During the nine months ended September 30, 2020, the primary sources and uses of cash from investing activities include:
•The JACK Cleveland/Thistledown Acquisition and the Eldorado Transaction for a total cost of $4,101.8 million, including acquisition costs;
•The ROV Loan, the Chelsea Piers Mortgage Loan and the Forum Convention Center Mortgage Loan for a total cost of $535.5 million, including loan origination costs;
•Proceeds from the sale of Harrah’s Reno in the aggregate amount of $31.1 million;
•Proceeds from net maturities of short-term investments of $39.5 million;
•Capitalized transaction costs of $0.8 million; and
•Acquisition of property and equipment costs of $2.5 million.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $3,336.3 million for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, the primary uses of cash in financing activities included:
•Net proceeds from the sale of an aggregate of $2,386.1 million of our common stock from our September 2021 equity offering and pursuant to the full physical settlement of the June 2020 Forward Sale Agreement;
•Full repayment of the $2,100.0 million outstanding aggregate principal amount of our Term Loan B Facility;
•Dividend payments of $532.4 million;
•Debt issuance costs of $23.2 million; and
•Distributions of $6.2 million to non-controlling interest.
During the nine months ended September 30, 2020, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,539.7 million of our common stock pursuant to the full physical settlement of the forward sale agreements entered into in June 2019 and our ATM Program;
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), plus fees;
•Dividend payments of $435.2 million;
•Debt issuance costs of $57.8 million;
•Reimbursement of the CPLV CMBS Debt prepayment penalty from Caesars in the amount of $55.4 million; and
•Distributions of $5.4 million to non-controlling interest.
Debt
For a summary of our debt obligations as of September 30, 2021, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2021, we were in compliance with all debt-related covenants.
Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes accounted for (i) 4.6% of the Operating Partnership’s revenue (or 4.5% of our consolidated revenue) for the nine months ended September 30, 2021 and (ii) 3.7% of the Operating Partnership’s total assets (or 3.7% of our consolidated total assets) as of September 30, 2021.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2021 and 2020 were as follows:

Nine Months Ended September 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600

Nine Months Ended September 30, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical policies and estimates for the nine months ended September 30, 2021.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. At September 30, 2021, we had $4.8 billion aggregate principal amount of outstanding indebtedness, all of which has fixed rate interest. We are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those factors for the nine months ended September 30, 2021, except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which risk factors are incorporated herein by reference. The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Risks Related to the Mergers
Failure to complete the Mergers in a timely manner or at all could adversely affect our business and operations and negatively affect our stock price.
Under the MGP Master Transaction Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions, the waiver of which are subject to the written consent of the other party, and subject to certain exceptions and qualifications, may prevent us from pursuing certain strategic transactions, acquiring and disposing of assets, undertaking certain capital expenditure projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the pendency of the Mergers may cause distractions from our strategies and day-to-day operations for employees and management.
Delays in completing the Mergers or the failure to complete the Mergers at all could adversely affect our business and operations, and, in that event, the market price of shares of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will not achieve the expected benefits thereof. In addition, we will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock price of either us or MGP.
At the effective time of the REIT Merger, each outstanding MGP Common Share (other than shares held by MGP or any wholly-owned subsidiary of MGP) will be converted into the right to receive the REIT Merger Consideration, consisting of 1.366 shares of our common stock, plus the right, if any, to receive cash in lieu of fractional shares of our common stock into which such MGP Common Shares would have been converted pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement.
The Exchange Ratio of 1.366 shares of our common stock per MGP Common Share was fixed in the MGP Master Transaction Agreement and, except for certain adjustments on account of changes in the capitalization of us or MGP, or the payment of certain dividends by us or MGP that are necessary to maintain our or MGP’s respective status as a REIT, will not be adjusted for changes in the market prices of our common stock or MGP Common Shares. Changes in the market price of shares of our common stock prior to the Mergers will affect the market value of the REIT Merger Consideration that MGP shareholders will be entitled to receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and MGP), including the following:
•changes in the respective businesses, operations, assets, liabilities and prospects of us and MGP;
•changes in market assessments of the business, operations, financial position and prospects of us or MGP;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and MGP Common Shares;

•federal, state and local legislation, governmental regulation and legal developments in the business in which we and MGP operate; and
•other factors, including those described or referred to elsewhere under this Item 1A “Risk Factors.”
The market price of our common stock at the closing of the Mergers may vary from its price on the date the MGP Master Transaction Agreement was executed and on the date of the special meeting of our stockholders in connection with the Mergers (the “VICI Special Meeting”) and may be greater than, less than or the same as the price per share of our common stock at each of the aforementioned times. As a result, the market value of the REIT Merger Consideration represented by the Exchange Ratio will also vary.
Because the Exchange Ratio is fixed:
•if the price of our common stock increases between the date the MGP Master Transaction Agreement was executed and the closing of the Mergers, MGP shareholders will receive shares of our common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the MGP Master Transaction Agreement was executed; and
•if the price of our common stock declines between the date the MGP Master Transaction Agreement was executed and the closing of the Mergers, MGP shareholders will receive shares of our common stock that have a market value upon the completion of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the MGP Master Transaction Agreement was executed.
Therefore, while the number of shares of our common stock to be issued per MGP Common Share is fixed, VICI stockholders cannot be sure of the market value of the REIT Merger Consideration that MGP shareholders will receive upon the closing of the REIT Merger. The market price of our common stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. You should obtain current market price quotations for our common stock; however, as noted above, the prices at the effective time of the REIT Merger may be greater than, the same as or less than such price quotations.
There may be unexpected delays in the completion of the Mergers or the Mergers may not be completed at all.
The Mergers are currently expected to close in the first half of 2022, assuming that all of the conditions in the MGP Master Transaction Agreement are either satisfied or waived. The MGP Master Transaction Agreement provides that either we or MGP may terminate the MGP Master Transaction Agreement, subject to certain conditions set forth in the MGP Master Transaction Agreement, if the Mergers have not occurred on or before the fifteen month anniversary of the date of the MGP Master Transaction Agreement, which is November 4, 2022 (the “Outside Date”). Certain events may delay the completion of the Mergers or result in a termination of the MGP Master Transaction Agreement. Some of these events are outside the control of VICI and MGP. In particular, completion of the Mergers requires the affirmative vote on the proposal to approve the issuance of our common stock to holders of MGP Common Shares of the majority of the votes cast by our stockholders on such proposal at the VICI Special Meeting of Stockholders to be held on October 29, 2021 (the “VICI Special Meeting”), assuming a quorum is present. If the requisite shareholder approval is not obtained at the VICI Special Meeting (including any postponement or adjournment thereof), either we or MGP may terminate the MGP Master Transaction Agreement.
We may incur significant additional costs in connection with any delay in completing the Mergers or the termination of the MGP Master Transaction Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. In addition, if the Mergers are terminated under certain circumstances specified in the MGP Master Transaction Agreement, we will be required to pay to MGP a termination fee of up to $709.0 million. We cannot assure you that the conditions to the completion of the MGP Master Transaction Agreement will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the MGP Master Transaction Agreement will not occur.
Our stockholders will have a substantially smaller ownership and voting interest in VICI upon completion of the Mergers, compared to their ownership and voting interest in VICI prior to the Mergers.
Upon completion of the Mergers, based on the number of MGP Common Shares and shares of our common stock outstanding on September 17, 2021, we estimate that, after giving effect to the settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, continuing stockholders will own approximately 78% of the issued and outstanding shares of our common stock, and former MGP shareholders will own approximately 22% of the issued and outstanding shares of our common stock. Accordingly, our current stockholders will exercise significantly less influence over us after the Mergers relative to their influence over us prior to the Mergers, and thus will have a less significant impact on the approval or rejection of our future proposals submitted to a stockholder vote.
There can be no assurance that we will be able to secure the financing in connection with the Redemption on acceptable terms, in a timely manner, or at all, and therefore may be compelled to consummate the MGP Transactions without obtaining financing on attractive terms.
We are required to finance the cash required in connection with the Redemption with long-term debt financing or proceeds from the MGP Transactions Bridge Facility in accordance with the terms of the MGP Transactions Commitment Letter. The MGP Transactions Commitment Letter provides for funding to the Operating Partnership of up to $5,008.0 million, which can be used to fund the Redemption and pay transaction costs, following the termination of $4,242.0 million in committed financing representing the second tranche of the MGP Transactions Bridge Facility in accordance with the terms of the MGP Transactions Commitment Letter. Additionally, we may continue to evaluate alternative financing structures and amounts based on our needs and capital markets conditions. The availability of the borrowings under the MGP Transactions Bridge Facility is subject to the satisfaction of certain customary conditions, including the substantially concurrent consummation of the Mergers.
The consummation of the MGP Transactions is not conditioned on our ability to obtain financing or on the consummation of the transactions contemplated by the MGP Transactions Commitment Letter. If we are unable to obtain funding contemplated by the MGP Transactions Commitment Letter from our financing sources for the cash required in connection with the Redemption, we may be compelled to specifically perform our obligations to consummate the MGP Transactions with financing that is not on attractive terms or could otherwise be subject to claims under the MGP Master Transaction Agreement, each of which could have a material adverse effect on us.
The MGP Master Transaction Agreement contains provisions that could discourage a potential acquirer of VICI from making a favorable proposal, could result in any such proposal being at a lower price than it might otherwise be and, in specified circumstances, could require us to make a substantial termination payment to MGP.
Pursuant to the MGP Master Transaction Agreement, we and MGP have, subject to certain exceptions, agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) enter into discussions or negotiations or provide non-public information concerning proposals relating to an alternative business combination transaction, (iii) approve or recommend any agreements providing for any such alternative business combination transaction, (iv) enter into any letter of intent, agreement in principle, merger agreement or other similar definitive agreements related to an alternative business combination transaction, (v) grant any waiver, amendment or release of any standstill under any standstill or confidentiality agreement or any takeover statute, or (vi) agree to do any of the foregoing. Notwithstanding such “no-shop” restrictions, prior to obtaining stockholder approval of the issuance of our common stock to holders of MGP Common Shares in the REIT Merger pursuant to the MGP Master Transaction Agreement, under certain specified circumstances and in accordance with their respective duties as directors under applicable law, our board of directors may change its recommendation and terminate the MGP Master Transaction Agreement to accept a superior proposal upon payment of the respective termination fees described below.
The MGP Master Transaction Agreement also provides that, in connection with the termination of the MGP Master Transaction Agreement by us under certain specified circumstances, we will be required to pay to MGP a termination fee of up to $709 million.
These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of VICI from considering or proposing such an acquisition, or might result in a potential acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the MGP Master Transaction Agreement.
If the Mergers are not consummated by the Outside Date, either we or MGP may terminate the MGP Master Transaction Agreement.
Either we or MGP may terminate the MGP Master Transaction Agreement if the Mergers have not been consummated by the Outside Date, which is November 4, 2022. However, this termination right will not be available to a party if that party’s failure to comply with any provision of the MGP Master Transaction Agreement has been the principal cause of, or resulted in, the failure of the Mergers to occur by the Outside Date. In the event the MGP Master Transaction Agreement is terminated by either party due to the failure of the Mergers to close by the Outside Date, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities without realizing the anticipated benefits of the Mergers.
Gaming regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Consummation of the Mergers is conditioned on the receipt of approvals from a number of gaming regulatory authorities, including, among others, the Illinois Gaming Control Board, the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Maryland Lottery and Gaming Control Agency, the Maryland Lottery and Gaming Control Commission, the Massachusetts Gaming Commission, the Michigan Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada Gaming Commission, the Nevada Gaming Control Board, the New Jersey Casino Control Commission, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Ohio Lottery Commission, the Ohio State Racing Commission, the Pennsylvania Gaming Control Board and the Pennsylvania Racing Commission. In some instances, these approvals may also include findings of suitability for our officers and members of our board of directors. These approvals and findings may not be received at all, may not be received in a timely fashion and/or may contain conditions on the consummation of the Mergers. In addition, these regulatory bodies may impose conditions on the granting of such approvals and findings. Such conditions and the process of obtaining such regulatory approvals could have the effect of delaying or impeding consummation of the Mergers or of imposing additional costs or limitations on us following the Mergers. In addition, to the extent any of our officers or a member of our board of directors is found unsuitable, we would need to find a replacement, which may take time and could adversely impact our financial and operational performance, including our ability to successfully consummate the Mergers and integrate MGP into VICI. Any such finding of unsuitability by regulatory authorities and resulting resignation or removal of an officer of VICI or a member of our board of directors could also impact our governance structure following the Mergers.
An adverse judgment in any litigation challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements or other agreements similar to the MGP Master Transaction Agreement. As of the date of this Quarterly Report on Form 10-Q, six lawsuits have been filed by purported MGP shareholders and three lawsuits have been filed by purported VICI stockholders challenging the disclosures made, as applicable, in the Registration Statement on Form S-4 filed on September 8, 2021 and the Prospectus on Form 424B3 filed on September 23, 2021, each in connection with the Mergers. Additional lawsuits arising out of the Mergers may be filed in the future. For a more detailed description of this litigation, see “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report.
We cannot assure you as to the outcome of these lawsuits or any other lawsuit that may be filed, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If any of the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the MGP Transactions on the agreed-upon terms, such an injunction may delay the consummation of the MGP Transactions in the expected timeframe, or could indefinitely enjoin the MGP Transactions from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
If the REIT Merger does not qualify as a reorganization there may be adverse tax consequences.
The parties intend that the REIT Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it is a condition to the consummation of the Mergers that we and MGP receive opinions from Hogan Lovells US LLP and Weil, Gotshal & Manges LLP, respectively, to the effect that, for U.S. federal income tax purposes, the REIT Merger will constitute a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (the “IRS”) or the courts. If the REIT Merger were to fail to qualify as a reorganization, U.S. holders of MGP Common Shares generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of our common stock and the cash in lieu of fraction shares, if any, received by such holder in the REIT Merger; and (ii) such holder’s adjusted tax basis in its MGP Common Shares.

Risks Related to VICI Following the MGP Transactions
We expect to incur substantial expenses related to the MGP Transactions.
We expect to incur substantial expenses in completing the MGP Transactions and integrating the business, operations, systems, technologies, policies and procedures of MGP with our own. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses relating to the completion of the MGP Transactions and the integration of our and MGP’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the MGP Transactions could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the MGP Transactions and impact our business and operations and the market price of our common stock.
Following the Mergers, we may be unable to integrate the current operations of MGP and VICI successfully and fail to realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated timeframe.
The Mergers involve the combination of two companies which currently operate as independent public companies. We are expected to benefit from the elimination of duplicative costs associated with general and administrative expenses, including those related to supporting a public company platform and the leveraging of technology and systems. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of MGP into VICI. Potential difficulties we may encounter in the integration process include, among others, the following:
•the inability to successfully combine the operations of VICI and MGP in a manner that permits us to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;
•the additional complexities of increasing the number of properties owned by us and the additional tenants, including additional time and attention required by management;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers;
•failure to retain key employees of VICI; and
•additional complexities of combining two companies with different histories, regulatory restrictions, markets and tenants.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect our business and financial results.
Our anticipated level of indebtedness will increase upon completion of the MGP Transactions and will increase the related risks we now face.
Contemporaneously with the execution of the MGP Master Transaction Agreement, we entered into the MGP Transactions Commitment Letter with the MGP Transactions Bridge Lender pursuant to which it has committed to provide the Operating Partnership with bridge financing for the MGP Transactions in the amount of $5,008.0 million, following the termination of $4,242.0 million in committed financing representing the second tranche of the MGP Transactions Bridge Facility in accordance with the terms of the MGP Transactions Commitment Letter. We will also assume and/or refinance certain indebtedness of MGP in connection with the MGP Transactions and will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.
Our increased indebtedness could have important consequences to holders of our common stock, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•with respect to floating rate indebtedness, risks associated with increases in interest rates;
•requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•limiting our ability to pay dividends to our stockholders;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•putting us at a disadvantage compared to our competitors with less indebtedness.
Counterparties to certain significant agreements with MGP may exercise contractual rights under such agreements in connection with the Mergers.
MGP is a party to certain agreements that give the applicable counterparty certain rights following a “change in control.” In certain of these agreements, such rights may be triggered upon the closing of the Mergers and may trigger a consent or the right to terminate the agreement. It is not a condition to completion of the Mergers that the counterparties consent to the Mergers or waive their contractual rights. Certain counterparties may also require modifications to their respective agreements or the execution of new agreements as a condition to granting a waiver or consent under their agreement. The pursuit of such rights by the counterparties may result in us suffering a loss of potential future revenue or incurring liabilities and may result in the loss or modification of rights that are material to our business. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect our business or operations.
We depend on key senior executives and employees for our future success, and the loss of key personnel or inability to attract and retain key personnel could significantly harm our business.
Our ability to maintain our competitive position depends on the efforts and abilities of our senior executives and employees. Finding suitable replacements for senior executives and other key employees can be difficult, time consuming and expensive. Losing the services of one or more of these senior executives or key employees following consummation of the Mergers could adversely affect our business, results of operations, strategic relationships, including relationships with tenants, joint venture partners and vendors, and limit our ability to execute our business strategies.
We are and will always be significantly dependent on our tenants for our revenues, including MGM following the MGP Transactions, and unless or until we substantially diversify our portfolio an event that has a material adverse effect on any of our significant tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Currently, a substantial majority of our revenue comes from our leases with subsidiaries of Caesars, Penn National, Hard Rock, JACK Entertainment, Century Casinos and EBCI, with the most significant percentage of our revenues coming from Caesars. Following the completion of the MGP Transactions, MGM will also become a significant tenant of VICI, with Caesars representing approximately 41% of total estimated annualized cash rent and MGM representing approximately 40% of total estimated annualized cash rent. Accordingly, the risks to us described under the Risk Factor titled “We are and will always be significantly dependent on our tenants for our revenues, and unless or until we substantially diversify our portfolio an event that has a material adverse effect on any of our tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.” in our Annual Report on Form 10-K for the year ended December 31, 2020, which Risk Factor is incorporated herein by reference, will also apply with respect to MGM following the completion of the MGP Transactions, and an event that has a material adverse effect on MGM’s businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Risks Related to an Investment in VICI Following the MGP Transactions
The market price and trading volume of our common stock may be volatile.
The United States stock markets, including the NYSE, on which our common stock will continue to be listed under the symbol “VICI” after the Mergers, have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this Item 1A “Risk Factors”, a number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, including:
•the annual yield from distributions on our common stock as compared to yields on other financial instruments;
•equity issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of our common stock to demand a higher yield;
•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes;
•additions or departures of executive officers or other key employees;
•our operating performance and the performance of other similar companies;
•actual or anticipated differences in our quarterly operating results;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts;
•failure to qualify as a REIT for U.S. federal income tax purposes;
•adverse market reaction to any indebtedness we incur in the future;
•strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•legislative or other regulatory developments that adversely affect us or our industry;
•speculation in the press or investment community;
•changes in our earnings;
•failure to satisfy the listing requirements of the NYSE;
•failure to comply with the requirements of the Sarbanes Oxley Act of 2002, as amended;
•actions by our institutional stockholders;
•changes in accounting principles; and
•general economic and/or market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.

The market price of our common stock following the consummation of the MGP Transactions may be affected by factors different from those affecting the price of our common stock before the consummation of the MGP Transactions.
The results of our operations, as well as the market price of our common stock, after the consummation of the MGP Transactions may be affected by factors different from those currently affecting our results of operations and the market prices of our common stock. These factors include:
•a greater number of shares of our common stock outstanding;
•different stockholders in us; and
•us owning new assets with different tenants and capitalization structures.
Accordingly, the historical market prices and financial results of us and MGP may not be indicative of these matters for us after consummation of the MGP Transactions.
The market price of our common stock may decline as a result of the MGP Transactions.
The market price of our common stock may decline as a result of the MGP Transactions if we do not achieve the perceived benefits of the MGP Transactions as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the MGP Transactions on our financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the MGP Transactions, our stockholders will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Current stockholders may not wish to continue to invest in VICI, or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the closing of the MGP Transactions, significant amounts of our common stock are sold, the price of our common stock could decline.
The issuance of our common stock in connection with the MGP Master Transaction Agreement may cause the market price of our common stock to decline.
In connection with the consummation of the Mergers, based on the number of MGP Common Shares outstanding on September 17, 2021, we expect to issue approximately 214.5 million shares of our common stock, which, after giving effect to the settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, will represent approximately 29% of the issued and outstanding shares of our common stock prior to the consummation of the Mergers and approximately 22% of the issued and outstanding shares of our common stock after consummation of the Mergers. We expect that some MGP shareholders who receive shares of our common stock are likely to sell such shares promptly after the consummation of the Mergers. Both the issuance of this amount of new shares and any subsequent sales of these shares may cause the market price of our common stock to decline.
Following the MGP Transactions, we may not continue to pay dividends at or above the rate we currently pay.
Following the MGP Transactions, our stockholders may not receive dividends at the same rate they received dividends as our stockholders prior to the MGP Transactions for various reasons, including the following:
•we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;
•decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our current dividend practices at any time and for any reason;
•we may desire to retain cash to maintain or improve our credit ratings; and
•the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Our stockholders will have no contractual or other legal right to dividends that have not been declared by our board of directors.

We may need to incur additional indebtedness in the future.
In connection with executing our business strategies in advance of, or following, the MGP Transactions, we expect to continue to evaluate additional acquisitions and other strategic investment opportunities, and we may elect to finance these endeavors by incurring additional indebtedness. For example, we expect to incur additional long-term indebtedness in connection with the pending Venetian Acquisition. The amount of such indebtedness could have material adverse consequences for us, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses;
•limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity.
Risks Related to Taxes Following the MGP Transactions
The MGM Tax Protection Agreement, during its term, imposes certain limits on our operations and could require New VICI Operating Company to indemnify MGM for certain tax liabilities.
We have agreed with MGM to enter into the MGM Tax Protection Agreement pursuant to which New VICI Operating Company will agree, subject to certain exceptions, to indemnify the Protected Parties (as defined in the MGM Tax Protection Agreement) for certain tax liabilities resulting from, during the Protected Period (as defined in the MGM Tax Protection Agreement), (1) the sale, transfer, exchange or other disposition of Protected Property (as defined in the MGM Tax Protection Agreement), (2) a merger, consolidation, or transfer of all of the assets of, or certain other transactions undertaken by, New VICI Operating Company pursuant to which the ownership interests of the Protected Parties in New VICI Operating Company are required to be exchanged in whole or in part for cash or other property, (3) the failure of New VICI Operating Company to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to the Protected Parties, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of New VICI Operating Company or us to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that we or New VICI Operating Company breach restrictions in the MGM Tax Protection Agreement, New VICI Operating Company will be liable for grossed-up tax amounts (based on an assumed effective tax rate) associated with the income or gain recognized as a result of such breach. In addition, the BREIT JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP, we will bear MGP’s approximate 50.1% proportionate share in the BREIT JV of any indemnity under this existing tax protection agreement.
Therefore, although it may be in the best interests of our stockholders for us to sell a Protected Property, enter into certain significant transactions involving New VICI Operating Company, reduce nonrecourse indebtedness of New VICI Operating Company allocable to MGM or otherwise not comply with certain tax covenants, it may be economically prohibitive for us to do so during the Protected Period because of these indemnity obligations.
We may incur adverse tax consequences if we have failed or fail, or if MGP has failed, to qualify as a REIT for U.S. federal income tax purposes.
We have operated in a manner that we believe has allowed us to qualify as a REIT for U.S. federal income tax purposes under the Code and intend to continue to do so through the time of the REIT Merger. We intend to operate in a manner that we believe allows us to qualify as a REIT after the REIT Merger. Neither we nor MGP has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we will after the Mergers). The determination of various factual matters and circumstances not entirely within the control of us or MGP may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of us and MGP must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
If we lose our REIT status, or are determined to have lost our REIT status in a prior year, we will face material tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:
•we would be subject to U.S. federal income tax and state and local income taxes on our net income at regular corporate rates for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing our taxable income);
•unless we are entitled to relief under applicable statutory provisions, neither we nor any “successor” corporation, trust or association could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified;
•if we were to re-elect REIT status, we would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year;
•for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate-level tax with respect to any built-in gain inherent in such asset at the time of re-election.
Even if we retain our REIT status, if MGP loses its REIT status for a taxable year ending on or before the effective time of the REIT Merger, we would be subject to adverse tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:
•unless we are entitled to relief under applicable statutory provisions, VICI, as the “successor” by merger to MGP for U.S. federal income tax purposes, could not elect to be taxed as a REIT until the fifth taxable year following the year during which MGP was disqualified;
•VICI, as the successor by merger to MGP, would be subject to any corporate income tax liabilities of MGP, including penalties and interest;
•assuming that we otherwise maintained our REIT qualification, we would be subject to corporate-level tax on the built-in gain in each asset of MGP existing at the time of the REIT Merger if we were to dispose of such MGP asset during the five-year period following the REIT Merger; and
•assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by MGP for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if we do not timely distribute those earnings and profits, we could fail to qualify as a REIT).
In addition, if there is an adjustment to MGP’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain MGP’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
As a result of these factors, our failure (before or after the REIT Merger) or MGP’s failure (before the REIT Merger) to qualify as a REIT could impair our ability after the REIT Merger to expand our business and raise capital, and would materially adversely affect the market value of our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2021, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1**	Master Transaction Agreement, dated August 4, 2021 by and among the Company, MGP, MGP OP, REIT Merger Sub, Existing VICI OP, New VICI Operating Company and MGM		8-K	2.1	8/5/2021

3.1	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

10.1	Debt Commitment Letter, dated August 4, 2021, from Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc.		8-K	10.1	8/5/2021

10.2	Letter dated August 3, 2021 re: Purchase and Sale Agreement dated as of March 2, 2021 by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P.	X

10.3	Amendment dated October 7, 2021 to Letter dated August 3, 2021 re: Purchase and Sale Agreement dated as of March 2, 2021 by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P.	X

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	X

10.5	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto	X

10.6	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
** Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 27, 2021
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 27, 2021
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 27, 2021
Gabriel F. Wasserman	(Principal Accounting Officer)