Form 10-K
period 2021-12-31
VICI PROPERTIES INC.
filed 2022-02-23
CIK 1705696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16.6 billion, based on the closing price of the common stock as reported on the NYSE on that date.
As of February 22, 2022, the registrant had 748,390,629 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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
“Apollo” refers to Apollo Global Management, Inc., a Delaware corporation, and, as the context requires, certain of its subsidiaries and affiliates.
“BREIT JV” refers to the joint venture between MGP and Blackstone Real Estate Income Trust, Inc. in which the Company will retain MGP’s existing 50.1% ownership stake following the closing of the MGP Transactions.
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
“Credit Agreement” refers to the Credit Agreement, dated as of February 8, 2022, by and among the Operating Partnership, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time.
“Credit Facilities” refers collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
“Delayed Draw Term Loan” refers to the three-year unsecured delayed draw term loan facility of the Operating Partnership provided under the Credit Agreement.
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
“Hard Rock” means Seminole Hard Rock International, LLC, and, as the context requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019.
“Hard Rock Cincinnati Lease Agreement” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“Harrah’s Original Call Properties” refers to the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, which we purchased on July 20, 2020 upon the consummation of the Eldorado Transaction. The Harrah’s Original Call Properties were previously referred to as the “MTA Properties”.
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
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, the JACK Cleveland/Thistledown Lease Agreement, the EBCI Lease Agreement and the Venetian Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Mergers” refers to a series of transactions contemplated under the MGP Master Transaction Agreement, consisting of (i) the contribution of our interest in the Operating Partnership to New VICI Operating Company, which will serve as our new operating company, followed by (ii) the merger of MGP with and into REIT Merger Sub, with REIT Merger Sub surviving the merger, followed by (iii) the distribution by REIT Merger Sub of the interests of the general partner of MGP OP to the Operating Partnership and, (iv) the merger of REIT Merger Sub with and into MGP OP, with MGP OP surviving such merger.
“MGM” refers to MGM Resorts International, a Delaware corporation, and, as the context requires, its subsidiaries.
“MGM Master Lease Agreement” refers to the form of amended and restated triple-net master lease to be entered into by us and MGM with respect to certain MGM properties that will be owned by us upon consummation of the MGP Transactions.
“MGM Tax Protection Agreement” refers to the form of tax protection agreement that we have agreed to enter into with MGM upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to that certain Master Transaction Agreement between the Company, MGP, MGP OP, the Operating Partnership, Venus Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”), VICI Properties OP LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“New VICI Operating Company”), and MGM entered into on August 4, 2021.
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, and, as the context requires, its subsidiaries.
“MGP OP Notes” refers collectively to the notes issued by MGP OP and MGP Finance Co-Issuer, Inc. (“MGP Co-Issuer” and, together with MGP OP, the “MGP Issuers”), consisting of (i) the 5.625% Senior Notes due 2024 issued pursuant to the indenture, dated as of April 20, 2016, (ii) the 4.625% Senior Notes due 2025 issued pursuant to the indenture, dated as of June 5, 2020, (iii) the 4.500% Senior Notes due 2026 issued pursuant to the indenture, dated as of August 12, 2016, (iv) the 5.750% Senior Notes due 2027 issued pursuant to the indenture, dated as of January 25, 2019, (v) the 4.500% Senior Notes due 2028 issued pursuant to the indenture, dated as of September 21, 2017, and (vi) the 3.875% Senior Notes due 2029 issued pursuant to the indenture, dated as of November 19, 2020, in each case, as amended or supplemented as of the date hereof, among the MGP Issuers, the subsidiary guarantors party thereto (the “MGP Subsidiary Guarantors”) and U.S. Bank National Association, as trustee (the “MGP Trustee”).
“MGP Transactions” refers collectively to a series of transactions pursuant to the MGP Master Transaction Agreement between us, MGP and MGM and the other parties thereto in connection with our acquisition of MGP, as contemplated by the MGP Master Transaction Agreement, including the MGM Tax Protection Agreement and the MGM Master Lease Agreement.

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
“Revolving Credit Facility” refers to the four-year unsecured revolving credit facility of the Operating Partnership provided under the Credit Agreement.
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, the remaining $498.5 million aggregate principal amount outstanding as of December 31, 2019 of which was redeemed in full on February 20, 2020.
“Secured Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo in December 2017, as amended, which was terminated on February 8, 2022.
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time, which was repaid in full on September 15, 2021.
“Venetian Acquisition” refers to our acquisition of the Venetian Resort, with Apollo, which closed on February 23, 2022.
“Venetian Lease Agreement” refers to the lease agreement for the Venetian Resort.
“Venetian Resort” refers to the land and real estate assets associated with The Venetian Resort Las Vegas and Venetian Expo, located in Las Vegas, Nevada, which we purchased on February 23, 2022.
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.
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
Risks Related to Our Business and Operations
•We are and will always be significantly dependent on our tenants for our revenues, and an event that has a material adverse effect on any of our significant tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects;
•The COVID-19 pandemic and its immediate and long-term effects, including its effect on our tenants and the gaming industry, has adversely impacted the gaming industry and could materially and adversely impact us, including by affecting our tenants and the gaming industry, upon which we are dependent;
•Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified;
•Our significant tenants and their subsidiaries are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective Lease Agreements and loan and other agreements with them. These lease payments, as well as interest payments on their outstanding indebtedness, could adversely affect our significant tenants’ business and financial condition, as well as their ability to satisfy their contractual payment obligations to us;
•We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects;
•We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption;
•Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of other pending transactions, including consummation of the MGP Transactions, which could result in periods in which we are unable to receive rent for such properties or otherwise realize the benefits of such transactions;
•Our long-term triple-net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders;
•Tenants may choose not to renew the Lease Agreements;
•If Caesars declares bankruptcy and, as a result, a lease is re-characterized as a disguised financing transaction, we could be materially and adversely affected;
•We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call and right of first refusal agreements, if we are unable to obtain additional financing. In addition, pursuant to one such agreement, we may be forced to dispose of Harrah’s Las Vegas, possibly on disadvantageous terms;
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
•Our properties and the properties securing our loans are subject to risks from climate change and natural disasters, such as earthquakes, hurricanes, and other extreme weather conditions, and terrorist attacks or other acts of violence;
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

Risks Related to our Indebtedness and Financing
•We have a substantial amount of indebtedness, and expect to incur additional indebtedness in the future, that exposes us to the risk of default under our debt obligations, limits our operating flexibility, increases the risks associated with a downturn in our business or in the businesses of our tenants and requires us to use a substantial portion of our cash to service our debt obligations;
•Future incurrences of debt and/or issuance of preferred equity securities could adversely affect the market price of our common stock;
Risks Related to the Company Following the MGP Transactions
•Our anticipated level of indebtedness will increase upon completion of the MGP Transactions;
•Following the Mergers, we may be unable to realize the anticipated benefits of the MGP Transactions or do so within the anticipated timeframe;
•Following the MGP Transactions, we may not continue to pay dividends at or above the rate we currently pay;
•We may be obligated to indemnify MGM for certain tax liabilities;
Risks Related to our Status as a REIT
•We may incur adverse tax consequences if we have failed or fail (or, after consummation of the MGP Transactions, MGP has failed) to qualify as a REIT for U.S. federal income tax purposes;
•Qualification to be taxed as a REIT involves highly technical and complex provisions of the Code, and violations of these provisions could jeopardize our REIT qualification;
•The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we make assurances of our ability to make distributions in the future. We may use borrowed funds to make distributions;
Risks Related to Our Organizational Structure
•Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control;
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us; and
General Risks
•The market price and trading volume of shares of our common stock may be volatile.

ITEM 1.	Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio currently consists of 28 market leading properties, including Caesars Palace Las Vegas, Harrah’s Las Vegas and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 62 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 25,000 hotel rooms and feature over 250 restaurants, bars and nightclubs. Subsequent to the closing of the MGP Transactions, which we anticipate will occur in the first half of 2022, we will have 43 market leading properties, 10 of which will be located on the Las Vegas Strip, consisting of 117 million square feet, 57,500 hotel rooms and featuring over 400 restaurants, bars and nightclubs across our portfolio.
Our portfolio also includes three real estate loan investments that we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed, by Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Apollo, with Caesars being our largest tenant (and subsequent to the MGP Transactions, MGM and Caesars being our largest tenants). We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long term. Despite the ongoing impact and uncertainty of the COVID-19 pandemic, we continue to evaluate and may opportunistically pursue accretive acquisitions or investments that may arise in the market.
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
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. The ongoing nature of the pandemic, including the impact of emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
All of our tenants have fulfilled their rent obligations through February 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures. For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Our Competitive Strengths
We believe the following strengths effectively position us to execute our business and growth strategies:
•Leading portfolio of high-quality experiential gaming, hospitality, entertainment and leisure assets. Our portfolio features Caesars Palace Las Vegas, Harrah’s Las Vegas and the Venetian Resort and market-leading urban, destination and regional properties with significant scale. Our properties are well-maintained and leased to leading brands such as Venetian, Caesars, Harrah’s, Harvey’s, Horseshoe, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. These brands seek to drive loyalty and value with guests through superior service and products and continuous innovation. Our portfolio benefits from its strong mix of demand generators, including casinos, guest rooms, restaurants, entertainment facilities, bars and nightclubs and convention space. We believe our properties are generally well-insulated from incremental competition as a result of high replacement costs, as well as regulatory restrictions and long-lead times for new development. The high quality of our properties appeals to a broad base of customers, stimulating traffic and visitation.
Our portfolio is anchored by our Las Vegas properties, Caesars Palace Las Vegas, Harrah’s Las Vegas and the Venetian Resort, which are located at the center of the Las Vegas Strip. We believe Las Vegas is historically a market characterized by steady economic growth and high consumer and business demand with limited new supply, although such characteristics have been negatively impacted due to the COVID-19 pandemic. Our Las Vegas properties, which are two of the most iconic entertainment facilities in Las Vegas, feature gaming entertainment, large-scale hotels, extensive food and beverage options, state-of-the-art convention facilities, retail outlets and entertainment showrooms.
Our portfolio also includes market-leading regional resorts and destinations that we believe are benefiting from significant invested capital over recent years. The regional properties we own include award-winning casinos, hotels and entertainment facilities that are generally market leaders within their respective regions.
Subsequent to the closing of the MGP Transactions, which we anticipate will occur in the first half of 2022, we will add 15 high-quality properties, seven of which are located on the Las Vegas Strip and eight of which are regional gaming destinations.
Under the terms of the Lease Agreements, our tenants are required to continue to invest in our properties, which we believe enhances the value of our properties and maintains their competitive market position.
•Our properties feature diversified sources of revenue on both a business and geographic basis. Our portfolio includes 28 geographically diverse casino resorts that serve numerous Metropolitan Statistical Areas (“MSAs”) nationally. This diversity reduces our exposure to adverse events that may affect any single market. This also allows our tenants to derive multiple revenue streams from an economically diverse set of customers and services to such customers. These include gaming, food and beverage, entertainment, hospitality and other sources of revenue. We believe that this geographic diversity and the diversity of revenue sources that our tenants derive from our leased properties improves the stability of rental revenue. Subsequent to the closing of the MGP Transactions, we will add 15 high-quality properties to our portfolio, serving three additional MSAs nationally.

•Our long-term Lease Agreements provide a highly predictable base level of rent with embedded growth potential. Our properties are 100% occupied pursuant to our long-term triple-net Lease Agreements with subsidiaries of, or entities managed by, Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Apollo providing us with a predictable level of rental revenue to support future cash distributions to our stockholders.
All of our casino resort properties are established assets, in most cases with extensive operating histories. Based on historical performance of the properties, we expect that the properties will generate sufficient revenues for our tenants to pay to us all rent due under the Lease Agreements. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, some of our properties have been and continue to be adversely impacted by the COVID-19 pandemic, and the current operating results may not be indicative of long-term operating results.
We believe our relationships with Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Apollo, including our contractual agreements with them and their applicable subsidiaries, will continue to drive significant benefits and mutual alignment of strategic interests in the future.
Upon closing of the MGP Transactions, we will enter into a long-term triple-net lease agreement with a subsidiary of MGM and we look forward to continuing to build our relationship with MGM. In addition, in connection with the announcement of Hard Rock’s pending acquisition of the operations of the Mirage from MGM, on closing of such acquisition, we will enter into a triple-net lease agreement with Hard Rock with respect to the land and real estate assets of the Mirage, helping to further strengthen our relationship with Hard Rock.
•The payment obligations of our tenants are guaranteed by Caesars, Penn National, Seminole Hard Rock, Century Casinos, Rock Ohio Ventures LLC and EBCI, as applicable. All of our existing properties are leased to subsidiaries of, or entities managed by, Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Apollo. Caesars guarantees the payment obligations of our tenants under the Caesars Lease Agreements, Penn National guarantees the payment obligations of our tenant under the Penn National Lease Agreements, Seminole Hard Rock guarantees the payment obligations of our tenant under the Hard Rock Cincinnati Lease Agreement, Century Casinos guarantees the payment obligations of our tenant under the Century Portfolio Lease Agreement, Rock Ohio Ventures LLC guarantees the payment obligations of our tenants under the JACK Cleveland/Thistledown Lease Agreement, and EBCI guarantees the payment obligations of our tenant under the EBCI Lease Agreement. The Venetian Tenant’s obligations under the Venetian Lease Agreement are not guaranteed by Apollo or any of its affiliates. However, we are a third-party beneficiary to an agreement between the Venetian Tenant and Las Vegas Sands Corp. (“LVS”) whereby LVS provides contingent lease payment support through 2023, if certain conditions are met. Subsequent to the closing of the MGP Transactions, MGM will guarantee the payment obligations of its tenant under the MGM Master Lease Agreement.
In addition to the properties leased from us, our tenants operate numerous other casino resorts, collectively comprising a nationally recognized portfolio of brands. Subsequent to the closing of our pending transactions, our portfolio will include additional nationally recognized brands.
•An experienced management team with deep real estate and industry experience. We have an experienced and independent management team that has been actively engaged in the leadership, acquisition and investment aspects of the hospitality, gaming, entertainment and real estate industries throughout their careers. Our Chief Executive Officer, Edward Pitoniak, and President and Chief Operating Officer, John Payne, are industry veterans with an average of over 30 years of experience in the REIT, gaming and experiential real estate industries, during which time they were able to drive controlled growth and diversification of significant real estate and gaming portfolios. Mr. Pitoniak’s prior service as an independent board member of public companies provides him with a unique and meaningful management perspective and enables him to work with our independent board of directors as a trusted steward of our extensive portfolio. Our Chief Financial Officer and General Counsel have an average of over 20 years of experience in the REIT, real estate and hospitality industries and bring significant leadership and expertise to our team across capital markets, corporate finance, acquisitions, risk management and corporate governance.

•A diverse and independent board of directors with robust business and corporate governance experience. Our diverse and independent board of directors, which is made up of highly skilled and seasoned real estate, gaming, hospitality, consumer products and corporate professionals, was originally established to ensure no overlap between our tenants and the companies with which our directors are affiliated and has continued to improve and mature since our formation in 2017. For example, since formation we have increased diversity by adding three independent, female directors to our board. As of December 31, 2021, 50% of our independent directors are women, one of whom is racially diverse. In addition, 50% of our board of director leaders (comprised of the Chairs of the board of directors and each committee) are women. Robust corporate governance in the best interests of our stockholders is of central importance to the management of our company, as we have a separate, independent Chair of the board of directors, all members of our board except for our Chief Executive Officer are independent, and all members of our audit committee qualify as an “audit committee financial expert” as defined by the SEC. Directors are elected in uncontested elections by the affirmative vote of a majority of the votes cast on an annual basis, and stockholder approval is required prior to, or in certain circumstances within twelve months following, the adoption by our board of a stockholder rights plan.
Our Properties
Current Portfolio
The following tables summarize our current portfolio of properties which are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail, golf course and other resort amenities and activities.

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Casinos
Las Vegas—Destination Gaming
Caesars Palace Las Vegas	Las Vegas, NV	124	1,660	3,970	Las Vegas
Harrah’s Las Vegas	Las Vegas, NV	89	1,340	2,540	Las Vegas
Venetian Resort	Las Vegas, NV	225	2,200	7,100	Venetian
San Francisco / Sacramento
Harvey’s Lake Tahoe	Lake Tahoe, NV	51	660	740	Regional
Harrah’s Lake Tahoe	Stateline, NV	54	830	510	Regional
Laughlin
Harrah’s Laughlin	Laughlin, NV	56	920	1,510	Regional
Philadelphia
Caesars Atlantic City	Atlantic City, NJ	113	2,280	1,140	Regional
Harrah’s Atlantic City	Atlantic City, NJ	156	2,220	2,590	Regional
Harrah’s Philadelphia	Chester, PA	111	2,380	N/A	Regional
Chicago
Horseshoe Hammond	Hammond, IN	117	2,290	N/A	Regional
Harrah’s Joliet (1)	Joliet, IL	39	1,130	200	Regional
Cincinnati
Hard Rock Cincinnati	Cincinnati, OH	100	1,900	N/A	Hard Rock Cincinnati
Cleveland
JACK Cleveland	Cleveland, OH	96	1,450	N/A	JACK Cleveland/Thistledown
JACK Thistledown Racino	North Randall, OH	57	1,480	N/A	JACK Cleveland/Thistledown
Dallas
Horseshoe Bossier City	Bossier City, LA	28	1,220	600	Regional
Margaritaville Resort Casino	Bossier City, LA	30	1,270	395	Margaritaville
Detroit
Greektown Casino Hotel	Detroit, MI	100	2,660	400	Greektown
Kansas City
Harrah’s North Kansas City	North Kansas City, MO	60	1,300	390	Regional

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
St. Louis
Century Cape Girardeau	Cape Girardeau, MO	42	860	N/A	Century Portfolio
Century Caruthersville	Caruthersville, MO	21	520	N/A	Century Portfolio
Pittsburgh
Mountaineer Casino Resort & Racetrack	New Cumberland, WV	72	1,180	357	Century Portfolio
Memphis
Horseshoe Tunica	Robinsonville, MS	63	1,130	510	Regional
Omaha
Harrah’s Council Bluffs	Council Bluffs, IA	21	570	250	Regional
Horseshoe Council Bluffs	Council Bluffs, IA	60	1,450	150	Regional
Nashville
Harrah’s Metropolis	Metropolis, IL	24	870	260	Regional
New Orleans
Harrah’s Gulf Coast	Biloxi, MS	31	800	500	Regional
Harrah’s New Orleans	New Orleans, LA	101	1,650	450	Regional
Louisville
Caesars Southern Indiana	Elizabeth, IN	74	1,290	500	Regional
Total Casinos	28	2,115	39,510	25,062

Current Portfolio - Golf Courses
Las Vegas
Cascata Golf Course	Boulder City, NV	N/A	N/A	N/A	N/A
Rio Secco Golf Course	Henderson, NV	N/A	N/A	N/A	N/A
New Orleans
Grand Bear Golf Course	Saucier, MS	N/A	N/A	N/A	N/A
Louisville
Chariot Run Golf Course	Laconia, IN	N/A	N/A	N/A	N/A
Total Golf Courses	4	—	—	—
Total	32	2,115	39,510	25,062

(1) Owned by Harrah’s Joliet Landco LLC, a joint venture of which VICI PropCo is the 80% owner and the managing member.

Pending Acquisitions and Put/Call Properties
The following tables summarize the properties we will acquire upon consummation of the MGP Transactions and the properties subject to put/call agreements with Caesars.

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Pending Acquisitions (1)
Las Vegas
Excalibur	Las Vegas, NV	94	968	3,981	MGM
Luxor	Las Vegas, NV	101	907	4,397	MGM
The Mirage (2)	Las Vegas, NV	94	888	3,044	Mirage (2)
MGM Grand (3)	Las Vegas, NV	169	1,368	4,993	MGM
New York-New York/The Park	Las Vegas, NV	81	1,043	2,024	MGM
Mandalay Bay (3)	Las Vegas, NV	152	1,177	4,750	MGM
Park MGM	Las Vegas, NV	66	824	2,898	MGM
Washington D.C.
MGM National Harbor	Prince George’s County, MD	146	2,774	308	MGM
Philadelphia
Borgata	Atlantic City, NJ	87	3,045	2,767	MGM
Memphis
Gold Strike Tunica	Tunica, MS	48	1,014	1,133	MGM
New York City
Empire City	Yonkers, NY	137	4,693	N/A	MGM
Cleveland
MGM Northfield Park	Northfield, OH	92	1,869	N/A	MGM
Boston
MGM Springfield	Springfield, MA	126	1,879	240	MGM
Detroit
MGM Grand Detroit	Detroit, MA	151	3,206	400	MGM
New Orleans
Beau Rivage	Biloxi, MS	87	1,756	1,740	MGM
Total	15	1,631	27,411	32,675

Put/Call Properties
Indianapolis
Harrah’s Hoosier Park	Shelbyville, IN	54	1,070	N/A	N/A
Horseshoe Indianapolis	Anderson, IN	84	2,070	N/A	N/A
Las Vegas
Caesars Forum Convention Center	Las Vegas, NV	N/A	N/A	N/A	N/A
Total	3	138	3,140	—

(1) Subject to closing of the MGP Transactions, which remain subject to customary closing conditions and regulatory approvals. See Item 1A “Risk Factors – Risks Related to the Mergers.”
(2) As previously announced, in connection with MGM’s agreement to sell the operations of the Mirage to Hard Rock, the Company has agreed to enter into a separate lease with Hard Rock related to the land and real estate assets of the Mirage. Upon closing of the transaction, the MGM Master Lease Agreement will be amended to reflect the removal of the Mirage. Closing of the transaction remains subject to customary closing conditions and regulatory approvals, as well as the closing of the MGP Transactions.

(3) Mandalay Bay and MGM Grand Las Vegas real estate assets are owned by BREIT JV, in which we will have a 50.1% ownership interest upon closing of the MGP Transactions.

Our Lease Agreements
We derive a substantial majority of our revenues from rental revenue from the Lease Agreements for our properties, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance. For an overview of the provisions of our Lease Agreements and the tenant capital expenditure requirements under our Lease Agreements, refer to Note 4 - Real Estate Portfolio included in our Financial Statements within this Annual Report on Form 10-K.
Our Loan Agreements
Our loan portfolio consists of three real estate debt investments that we have originated for strategic reasons, and may provide the potential to convert our investment into the ownership of certain of the underlying real estate in a future period. For an overview of the provisions of our loan agreements, refer to Note 4 - Real Estate Portfolio included in our Financial Statements within this Annual Report on Form 10-K.
Our Embedded Growth Pipeline
We have entered into several right of first refusal and put-call agreements, as well as other strategic arrangements, which we believe provide the opportunity for significant embedded growth as we pursue our future strategic objectives. Each of the transactions contemplated by the following agreements remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
•Caesars Indianapolis Put-Call Agreement. We have a put-call right agreement with Caesars (the “Caesars Indianapolis Put-Call Agreement”) with respect to two gaming facilities in Indiana, Harrah’s Hoosier Park and Horseshoe Indianapolis (together, the “Indianapolis Properties”), whereby (i) we have the right to acquire all of the land and real estate assets associated with the Indianapolis Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Indianapolis Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Indianapolis Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The Caesars Indianapolis Put-Call Agreement provides that the leaseback of the Indianapolis Properties will be implemented through the addition of the Indianapolis Properties to the Regional Master Lease Agreement.
•Caesars Forum Put-Call Agreement. We have a put-call agreement with Caesars with respect to the Caesars Forum Convention Center (the “A&R Convention Center Put-Call Agreement”). The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
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
•Las Vegas Strip Assets ROFR. We have a right of first refusal agreement with Caesars in connection with the consummation of the Eldorado Transaction (the “Las Vegas Strip ROFR Agreement”), pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a sale of the real estate and operations (a “WholeCo sale”), to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second such asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets still unsold plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars with respect to any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
•Horseshoe Baltimore ROFR. We have a right of first refusal agreement with Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).
•Danville ROFR. We have a right of first refusal agreement with EBCI and Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia (the “Danville ROFR Agreement”).
•Great Wolf Non-Binding Letter Agreement. We entered into a non-binding letter agreement, pursuant to which we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf Resorts, Inc.’s extensive domestic and international indoor water park resort pipeline.
•BigShots Non-Binding Strategic Arrangement. We have a non-binding, strategic arrangement with ClubCorp Holdings, Inc. (“ClubCorp”), a portfolio company of Apollo, to grow their BigShots golf subsidiary (“BigShots Golf”), whereby we may provide up to $80.0 million of mortgage financing for the construction of up to five new BigShots Golf facilities throughout the United States. As part of the non-binding arrangement, we expect to have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback.
Partner Property Growth Fund
As part of our ongoing dialogue with our tenants, we continually seek opportunities to further our long-term partnerships and pursue our respective strategic objectives. We have entered into certain arrangements, which we collectively refer to as the “Partner Property Growth Fund,” with certain tenants relating to our funding of “same-store” capital improvements, including redevelopment, new construction projects and other property improvements, in exchange for increased rent pursuant to the terms of our existing Lease Agreements with such tenants (and subject to the specific terms and conditions included in any such agreement). Each of our Lease Agreements include provisions that provide a mechanic through which to pursue such opportunities. We continue to evaluate additional Partner Property Growth Fund opportunities with our tenants and expect to pursue further investment as one component of our strategic growth plans, consistent with our aim to work collaboratively with our tenants to invest in growth opportunities and capital improvements that achieve mutually beneficial outcomes. Most recently, we funded $18.0 million for the construction of a new gaming patio amenity at JACK Thistledown Racino, resulting in the addition of $1.8 million of incremental annual rent to the JACK Cleveland/Thistledown Lease Agreement (to commence in April 2022). The following is a summary of our potential Partner Property Growth Fund opportunities:
•Hard Rock-Mirage Redevelopment. In connection with the announcement of Hard Rock’s pending acquisition of the operations of the Mirage from MGM (and our agreement to enter into a triple-net lease agreement with Hard Rock with respect to the land and real estate assets of the Mirage upon closing of such acquisition), we agreed with Hard Rock to negotiate definitive documentation (to be entered into upon closing of such acquisition) providing us the opportunity to fund an up to $1.5 billion redevelopment of the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third party financing for such redevelopment. The specific terms of the redevelopment and related funding remain subject to the negotiation of definitive documentation between us and Hard Rock, and the closing of the Mirage sale remains subject to customary closing conditions, including regulatory approvals, as well as the consummation of the MGP Transactions, and there are no assurances that the redevelopment of the Hard Rock-Mirage will occur on the contemplated terms, including through our financing, or at all.
•Venetian Resort. In connection with the Venetian Acquisition, we entered into a Property Growth Fund Agreement (“Venetian PGFA”) with the Venetian Tenant. Under the Venetian PGFA, we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGFA, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease Agreement and calculated in accordance with a formula set forth in the Venetian PGFA.
The benefits of the foregoing and any future Partner Property Growth Fund opportunities will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately requested under such arrangements. See Item 1A - “Risk Factors—Risks Related to Our Business and Operations” for additional information.
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
•Golf Course Use Agreement. Pursuant to a golf course use agreement (as amended, the “Golf Course Use Agreement”), Caesars is granted specific rights and privileges to the golf courses, including (i) preferred access to tee times for guests of Caesars casinos and/or hotels located within the same markets as the golf courses, (ii) preferred rates for guests of Caesars casinos and/or hotels located within the same markets as the golf courses, and (iii) availability for golf tournaments and events at preferred rates and discounts. Payments under the Golf Course Use Agreement are currently comprised of an approximately $10.6 million annual membership fee, $3.4 million of use fees and $1.3 million of minimum rounds fees, subject to certain adjustments.
Our Relationship with Caesars
Caesars is a leading owner and operator of gaming, entertainment and leisure properties. Caesars maintains a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers. As of December 31, 2021, Caesars domestically operates 52 properties, consisting of 20 owned and operated properties, 6 properties that it manages or are branded on behalf of third parties, 18 properties that it leases from us and 8 properties that it leases from other third parties.
To govern the ongoing relationship between us and Caesars and our respective subsidiaries, we entered into various agreements with Caesars and/or its subsidiaries as described herein. The summaries presented herein are not complete and are qualified in their entirety by reference to the full text of the applicable agreements, which are included as exhibits to this Annual Report on Form 10-K.
•Caesars Guaranty. Caesars has executed guaranties with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements, (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements, and (iii) all monetary obligations under the Golf Course Use Agreement.
•Tax Matters Agreement. We have entered into a tax matters agreement (the “Tax Matters Agreement”), which addresses matters relating to the payment of taxes and entitlement to tax refunds by Caesars, CEOC, the Operating Partnership and us, and allocates certain liabilities, including providing for certain covenants and indemnities, relating to the payment of such taxes, receipt of such refunds, and preparation of tax returns relating thereto. In general, the Tax Matters Agreement provides for the preparation and filing by Caesars of tax returns relating to CEOC and for the preparation and filing by us of tax returns relating to us and our operations. Under the Tax Matters Agreement, Caesars has agreed to indemnify us for any taxes allocated to CEOC that we are required to pay pursuant to our tax returns and we have agreed to indemnify Caesars for any taxes allocated to us that Caesars or CEOC is required to pay pursuant to a Caesars or CEOC tax return.
Under the Tax Matters Agreement, Caesars has agreed to indemnify us for taxes attributable to acts or omissions taken by Caesars and we have agreed to indemnify Caesars for taxes attributable to our acts or omissions, in each case that cause a failure of the transactions entered into as part of the Plan of Reorganization (as defined to qualify as tax-free under the code).
Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity firms, hedge funds, sovereign funds, lenders and other private investors. In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other gaming operators. The operators of our properties compete on a local, regional, national and international basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming, sports betting and other forms of gaming in the United States.
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
Human Capital Management
As of December 31, 2021, we employed approximately 152 employees, 105 of which are full-time. Of our total employees, 18 are employed at our Operating Partnership in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York. Our remaining 134 employees are employed at our TRS, VICI Golf, in support of our owned and operated golf courses. Our VICI Golf employees are located across our four golf course locations in Laconia, Indiana; Saucier, Mississippi; Henderson, Nevada; and Boulder City, Nevada.
•Corporate Culture and Engagement. We are committed to creating and sustaining a positive work environment and corporate culture that fosters diversity and inclusion, and employee engagement, through the instillation of our core values, as well as competitive benefit programs, training and internal development opportunities, tuition reimbursement, and community service events. To assist in fulfilling that commitment, we measure our organizational culture, degree of inclusion and employee engagement through, among other things, an annual, independent third-party employee satisfaction survey, which provides management with insights regarding key issues and priorities to maintain and improve the health, well-being and satisfaction of our employees.
•Board Oversight. Our management reports to the board of directors on a regular basis to periodically review our human capital management programs, including those relating to our diversity and inclusion efforts (led by our Diversity and Inclusion Task Force formed in 2020), employee compensation and benefits, and related matters, such as training and recruiting, retention and hiring practices.
•Diversity. As of December 31, 2021, 43% of our directors (and 50% of our independent directors), 50% of our board of director leaders (comprised of the Chairs of the board of directors and each committee), 50% of our corporate employees and 25% of our executive officers were female. In addition, 14% of our directors and 39% of our corporate employees identified as a member of an ethnic and/or racial minority group.
•Compensation and Benefits. We offer a comprehensive employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements, and access to an employee assistance program. We continually evaluate existing benefits and explore additional or new benefits to be responsive to our employee feedback and meaningfully enhance employee benefits. For example, acting on recommendations provided by our Diversity and Inclusion Task Force, we implemented certain expanded benefits to our corporate team in January 2022, including an enhanced paid-time off policy, a parenthood pursuit program, expanded parental leave, and supplemental individual disability insurance.

•Education, Training and Development. We invest in employee education, training and development by conducting regular training programs to educate and advance our employees’ understanding of concepts relevant to our business, as well as with respect to issues such as diversity and harassment and other matters outlined in our Code of Business Conduct. In order to support our commitment to maintaining a diverse and inclusive workplace, in 2021, we augmented our training program to include ongoing workshops focused on diversity, inclusion, implicit/unconscious bias and related topics. We also encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible tuition reimbursement policy, as well as a similar professional development program.
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
Our business and the businesses of our tenants are also subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, labor and employees, anti-discrimination, health care, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
•Violations of Gaming Laws. If we, our subsidiaries or the tenants of our properties violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. Further, a supervisor or conservator can be appointed by gaming authorities to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable jurisdictions. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Finally, the loss of our gaming licenses could result in an event of default under certain of our indebtedness, and cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. As a result, violations by us of applicable gaming laws could have a material adverse effect on us.
•Review and Approval of Transactions. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and, in some cases, approved by gaming authorities. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.

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
In connection with the ownership of our current properties, our properties to be acquired subject to pending transactions, and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
Sustainability
We continue to focus on developing our efforts relative to implementing and reporting on environmental sustainability efforts at our properties. We have implemented and continue to pursue tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties and to gather environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio. Our existing leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including over the implementation of environmental sustainability initiatives consistent with their business strategies and revenue objectives, and generally do not permit us to require the collection or reporting of environmental sustainability data (subject to relevant provisions in certain of our more recent leases and lease amendments). Although not contractually required, certain of our tenants report to us on LEED certification, water and energy use, emissions and waste diversion. In addition, we have implemented recording and reporting protocols at our owned and operated golf courses through a third-party service provider to facilitate the monitoring of utility data at our owned and operated golf courses in order to more fully understand the environmental impact of our operations, key drivers and trends with respect to utility usage at each of our courses. Following analysis of the collected data and in consultation with our third-party sustainability advisor, we expect to have a better understanding of our performance which will help inform our ability to set meaningful performance and improvement targets in future years. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars Palace, Harrah’s, Harvey’s, Horseshoe, Greektown, JACK, Hard Rock, Century, and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Venetian Tenant, we are reliant on these parties to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a new brand.

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
•Investment in Real Estate or Interests in Real Estate. Our business is focused primarily on gaming, hospitality, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets”. We believe there are significant, ongoing opportunities to acquire or invest in additional gaming, hospitality, entertainment and leisure assets, both domestically and internationally. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including our Operating Partnership. We may also pursue opportunities to provide mortgage or mezzanine financing, preferred equity investments or other forms of financing for investment in certain situations where such structure significantly replicates the economics of our leases, provides for strategic growth opportunities and/or partnerships, and may provide the potential to convert our investment into the ownership of the underlying real estate in a future period.
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
•Investments in Real Estate Debt. We have made, and may continue to make, investments in mortgages or other forms of real estate-related debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments; provided, in each case, that such investment is consistent with our qualification as a REIT. These investments are generally made for strategic purposes including (i) the potential to convert our investment into the ownership of the underlying real estate in a future period, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments and (iii) the ability to make initial investments in experiential asset classes outside of gaming with the goal of increasing our investment activity in these asset classes over time. Investments in real estate-related debt run the risk that a borrower may default under certain provisions governing the debt investment and that the collateral securing the investment may not be sufficient to enable us to recover our full investment.
•Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, subject to the asset tests and gross income tests necessary for REIT qualification. We do not currently have any policy limiting the types of entities in which we may invest or the proportion of assets to be so invested, whether through acquisition of an entity’s common stock, limited liability or partnership interests, interests in another REIT or entry into a joint venture. We have no current plans to make additional investments in entities that are not engaged in real estate activities. Our investment objectives are to maximize the cash flow of our investments, acquire investments with growth potential and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of these investment objectives.
•Investments in Short-term Commercial Paper and Discount Notes. We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises, including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, constitute “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements are based on our current plans, expectations and projections about future events. We therefore caution you against relying on any of these forward-looking statements. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed in or implied by such forward-looking statements.
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts our business and financial condition, depends on future developments which cannot be predicted with confidence, including:
•the impact of the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus;
•the direct and indirect economic effects of the pandemic and containment measures on our tenants;
•the ability of our tenants to successfully operate their businesses, including the costs of complying with regulatory requirements necessary to keep their respective facilities open, such as reduced capacity requirements;
•the need to close any of the facilities as a result of the COVID-19 pandemic; and
•the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain tenants in response to the COVID-19 pandemic.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:
•risks associated with the pending MGP Transactions, including our ability or failure to complete the pending MGP Transactions and to realize the anticipated benefits of the MGP Transactions, including as a result of delay in completing the pending MGP Transactions;
•the impact of changes in general economic conditions and market developments, including rising inflation, consumer confidence, supply chain disruptions, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•our dependence on our tenants (including, following the completion of the pending MGP Transactions, MGM) as tenants of our properties and their guarantors (including, following the completion of the pending MGP Transactions, MGM) as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us;
•the anticipated benefits of the Partner Property Growth Fund;
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
•our inability to maintain our qualification for taxation as a REIT;
•the impact of extensive regulation from gaming and other regulatory authorities;
•the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties and the completion of our pending transactions on a timely basis, or at all, or the imposition of conditions to such regulatory approvals;
•the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases;
•restrictions on our ability to sell our properties subject to the Lease Agreements;
•our tenants and any guarantors’ historical results may not be a reliable indicator of their future results;
•our substantial amount of indebtedness, including indebtedness to be assumed and incurred by us upon consummation of the pending MGP Transactions, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness;
•our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows;
•the impact of a rise in interest rates on us;
•our inability to successfully pursue investments in, and acquisitions of, additional properties;
•our ability to obtain the financing necessary to complete our pending acquisitions or related transactions on the terms we currently expect in a timely manner, or at all;
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
•the effects of our pending and recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans;
•the impact of changes to the U.S. federal income tax laws;
•the impact and outcome of previous and potential future litigation relating to the pending MGP Transactions, including the possibility that any adverse judgment may prevent the pending MGP Transactions from being consummated on a timely basis, or at all;
•the possibility of adverse tax consequences as a result of our pending transactions; increased volatility in our stock price as a result of our pending transactions;
•the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events;
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
•competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and
•additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.
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
Risks Related to Our Business and Operations
We are and will always be significantly dependent on our tenants for our revenues. An event that has a material adverse effect on any of our significant tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Currently, a significant percentage of our revenue comes from Caesars, comprising 84% of our total revenues for the year ended December 31, 2021 (and, following the closing of the Venetian Acquisition and the completion of the pending MGP Transactions, from Caesars and MGM, with Caesars representing approximately 42% of total estimated annualized cash rent and MGM representing approximately 36% of total estimated annualized cash rent, after taking into account MGM’s pending sale of the operations of The Mirage Hotel & Casino in Las Vegas). Because the leases are triple-net leases, in addition to the rent payment obligations for these tenants, we will depend on these tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that our significant tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and rental and other payments due to us or others. For example, Caesars relies on our properties, the Caesars Forum Convention Center and their other operations to satisfy their payment obligations under the Caesars Lease Agreements and the Forum Convention Center Mortgage Loan. If income at these properties were to decline for any reason, including as a result of the COVID-19 pandemic, or if a tenant’s debt service requirements were to increase or if their creditworthiness were to become impaired for any reason, a tenant or the applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
The gaming and entertainment industry is highly competitive and our tenants’ failure to continue to compete successfully could adversely affect their businesses, financial conditions, results of operations, and cash flows. In particular, our tenants’ businesses may be adversely impacted by the reinvestment and expansion by competitors in existing jurisdictions, an expansion of gaming in existing jurisdictions or into new jurisdictions in which gaming was not previously permitted, which would result in increased competition in these jurisdictions. Additionally, the casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact the business, financial condition, and results of operations of our significant tenants.
Due to our dependence on rental and other payments from our significant tenants as our primary source of revenue, we may be limited in our ability to enforce our rights under our leases or other agreements with our significant tenants or terminate such other agreements or, due to our predominantly master lease structure, certain leases with respect to any particular property. Failure by our significant tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable ground lease, requiring us to find another tenant for such property, to the extent possible, and there could be a decrease or cessation of rental payments by such tenants, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us.
The COVID-19 pandemic has adversely impacted our tenants’ operations and financial performance, as well as global and U.S. economic activity and market performance, which could have a material adverse impact on our business, financial condition, liquidity, results of operations and prospects.
Since the emergence of the COVID-19 pandemic in early 2020, COVID-19 has spread globally and created considerable health risks in the United States and around the world, resulting in severely adversely impacted global, national and regional economic activity. Several countries, including the United States, have instituted and continue to institute various restrictions on travel and large gatherings. In connection with these actions, state governments and/or regulatory authorities issued various directives, mandates, orders or similar actions, which resulted in temporary closures of our tenants’ operations at all of our properties and our golf course operations. Relevant authorities may issue additional directives, mandates, orders or similar actions, which could result in additional closures of our tenants’ operations and our golf course operations.
In addition, our tenants have experienced a substantial number of cancellations and reductions in events and reservations in connection with the ongoing pandemic, including as a result of the most recent emergence of new variants, and may in the future experience similar cancellations and reductions. This reduced customer activity adversely affected our tenants’ financial performance, and any similar future impacts could be material to us depending on the ultimate duration of the pandemic and the magnitude of any future reductions in our tenants’ customer activity and engagement.
Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by state and local governments and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions, ensuring sufficient employee staffing and service levels, and maintaining improved operating margins and financial performance. The ongoing nature of the pandemic, including the impact of emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
We cannot predict with confidence whether government or regulatory orders, or travel and other restrictions, including orders and restrictions re-imposed in connection with the increase in the COVID-19 infection rate that began in late 2021 and early 2022 as a result of an emerging variant, will end or whether such regulations and restrictions will affect our tenants’ performance. In addition, due to the current volatility in the debt and equity markets, we may be unable to obtain financing for future acquisitions on satisfactory terms, or at all. Increased disruption and instability in the global financial markets or a deterioration in credit and financing conditions may affect our access to debt and equity capital in order to fund business operations, if necessary, or address maturing liabilities on a timely basis, as well as our tenants’ ability to fund their business operations, meet their obligations to us, and secure financing for any future or pending transactions.
The full extent to which our business and results of operations will ultimately be affected by the COVID-19 pandemic and any resulting negative economic impacts, and the extent to which such factors continue to adversely affect our tenants, will largely depend on future developments, including the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution and efficacy of one or more vaccines, new or mutated strains of COVID-19 or a similar virus (including vaccine-resistant strains), and the direct and indirect economic effects of the pandemic and containment measures on our tenants, including the length of time our tenants’ operations at our properties remain restricted or whether the properties are required to partially or fully close again in the future, and our tenants’ financial performance while open and during any such closures. In addition, new information may continue to emerge concerning the COVID-19 pandemic, and actions required or recommended to be undertaken to contain the COVID-19 pandemic or address its future impact, including the response of the U.S. and global economies and the short- and long-term impact of the COVID-19 pandemic on our tenants’ operations at our properties, could further materially and adversely impact our business and results and operations.
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
Our properties on the Las Vegas Strip generated approximately 32% of our total revenues for the year ended December 31, 2021 (and subsequent to the Venetian Acquisition and MGP Transactions, are expected to generate approximately 45% of our total estimated annualized cash rent) and we expect this concentration to continue in the foreseeable future. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas, including the impact of measures implemented to address the COVID-19 pandemic, can adversely affect the business of our tenants. We cannot control the number or frequency of flights to or from Las Vegas, but our largest tenant, Caesars, relies on air traffic for a significant portion of their visitors to these properties. Reductions in flights by major airlines as a result of higher fuel prices, lower demand, labor shortages or public health considerations, including as a result of the COVID-19 pandemic, has impacted and may continue to impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties on the Las Vegas Strip reside. Any limitations on travel from Southern California to our properties on the Las Vegas Strip, such as capacity constraints of that highway or any other traffic disruptions, may also affect the number of customers who visit our facilities. Moreover, due to the importance of our three properties (and, following the completion of the pending MGP Transactions, ten properties) on the Las Vegas Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, including as a result of climate change, should such developments occur in or nearby Las Vegas. In addition, a material adverse impact on Caesars (and, following the completion of the pending MGP Transactions, MGM), even unrelated to their operations in Las Vegas, that negatively affects their financial condition, could materially and adversely affect us, given our reliance on their performance as tenants in our properties on the Las Vegas Strip.
Our significant tenants and their subsidiaries are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective Lease Agreements and loan and other agreements with them, as well as interest payments on their outstanding indebtedness, which could adversely affect our significant tenants’ business and operating condition, as well as their ability to satisfy their contractual payment obligations to us.
Our significant tenants are obligated to pay us rent under our Lease Agreements for the duration of the respective terms. For example, Caesars, which is our largest tenant (and, subsequent to the MGP Transactions, will be one of our largest tenants with MGM), is obligated to pay us in the aggregate approximately $5.7 billion in fixed annual rents under the Caesars Lease Agreements, payments under the Forum Convention Center Mortgage Loan and golf course membership fees under the Golf Course Use Agreement over the next five years, subject to certain escalators and adjustments under the applicable agreements.
In addition, annual rent escalations under our Lease Agreements over specified periods will continue to apply regardless of the amount of cash flows generated by the properties that are subject to such Lease Agreements. Through our Partner Property Growth Fund, we may also agree with our tenants to fund capital improvements in exchange for increased rent under the applicable Lease Agreement, which would increase the amount of such tenant’s rent obligations to us in accordance with the terms of the funding. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated in connection with any such capital improvements, the rents payable under such Lease Agreements will comprise a higher percentage of the cash flows generated by the applicable tenant and its subsidiaries, which could make it more difficult for the applicable subsidiaries to meet their payment obligations to us under the Lease Agreements and could ultimately adversely affect the applicable guarantor’s ability to satisfy their respective obligations to us under the related guarantees. See Item 1 “Business-Our Lease Agreements” and Item 1 “Business-Our Relationship with Caesars” for additional information regarding such agreements. If our significant tenants’ businesses and properties fail to generate sufficient earnings, they may be unable to satisfy their (or their subsidiaries’) obligations under their respective Lease Agreements and loan and other agreements, including related guarantees.
Additionally, these obligations may limit our significant tenants’ ability to fund their operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes by making investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and the ability of their applicable subsidiaries and guarantors to satisfy their obligations to us under the applicable Lease Agreements and the related guarantees, respectively. Moreover, given the importance of our significant tenants to our business, a failure on the part of a significant tenant to maintain its business performance or experience any deterioration of its creditworthiness could materially and adversely affect us, even in the absence of a default under our agreements with such tenant.
In addition, our significant tenants’ indebtedness and the fact that a significant portion of their cash flow may be used to make interest payments could adversely affect their ability to satisfy their obligations to us under the applicable Lease Agreements and other agreements. For example, as disclosed in Caesars’ Quarterly Report on Form 10-Q for the quarter ended September

30, 2021, Caesars’ consolidated estimated debt service (including principal and interest) for 2022 will be approximately $880 million and $17.8 billion thereafter to maturity. As a result, a significant portion of Caesars’ liquidity needs are for debt service, including significant interest payments. Such substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could limit the ability of the applicable tenants and borrower to satisfy their respective obligations to us under the applicable Lease Agreements and other agreements with us, such as the Forum Convention Center Mortgage Loan, and the ability of the guarantors of our significant tenants to satisfy their obligations under the related guarantees.
We are dependent on the gaming industry and may be susceptible to the risks associated with it, including due to the impact of the COVID-19 pandemic, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As the landlord and owner of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, including the ongoing effects of the COVID-19 pandemic, such as labor shortages, travel restrictions, supply chain disruptions and property closures. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Lease Agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and such effect could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
The gaming industry is characterized by a high degree of competition among a large number of participants, including land-based casinos, riverboat casinos, dockside casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the United States and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, internet gaming or legislative changes in various jurisdictions. As competing properties and new markets are opened, we may be negatively impacted.
In addition, the COVID-19 pandemic has had a severe and unprecedented impact on the gaming industry. During this period, many gaming companies have faced heightened financial uncertainty or generated substantially reduced revenue and have sought or taken measures intended to maintain liquidity and solvency, including employee furloughs and layoffs, reduced operating and capital expenditure budgets, and contractual relief or other accommodations sought with creditors, lenders and other counterparties. There is no guarantee that existing government-imposed restrictions on travel and social gatherings, including restrictions imposed in late 2021 in response to an emerging variant, will be lifted in the near term, that additional government-imposed restrictions will not be implemented, or that previous restrictions that were lifted or modified will not be reinstated. Moreover, the ultimate impact of the COVID-19 pandemic on the gaming industry, the timing and extent of government-imposed restrictions and the performance of gaming facilities is highly uncertain and cannot be predicted with confidence.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, such as casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. Long-term impacts of the COVID-19 pandemic, such as decreases in discretionary spending or changing consumer preferences brought about by global public health concerns and instability in global, national and regional economic activity and financial markets, could have a long-term material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming industry. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, the impact of the COVID-19 pandemic, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, inflation, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes and increased stock market volatility may negatively impact our revenues and operating cash flows. Because we are dependent on the gaming industry, the immediate and long-term effects of the COVID-19 pandemic on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.

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
In many jurisdictions, gaming laws can require certain of our stockholders to file an application, be investigated, and qualify or have such person or entity’s suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether a stockholder is required to file an application and whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5% of a publicly traded company, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification, licensure or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s securities for passive investment purposes only. Our outstanding shares of capital stock are held subject to applicable gaming laws. Any person owning or controlling at least 5% of the outstanding shares of any class of our capital stock is required to promptly notify us of such person’s identity and apply for qualification, licensure, finding of suitability, or an institutional investor waiver, as applicable. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest.
Further, certain of our directors, officers, key employees and investors in our shares must meet approval standards of certain gaming regulatory authorities depending on the jurisdiction. If such gaming regulatory authorities were to find such a person or investor unsuitable, we may be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in us. Our charter provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding.
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
Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of other pending transactions, including consummation of the Mergers, which could result in periods in which we are unable to receive rent for such properties or otherwise realize the benefits of such transactions, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Our tenants are (and any pending and future tenants of our gaming properties will be) required to be licensed under applicable law in order to operate any of our properties as gaming facilities. If the Lease Agreements, or any future lease agreement we enter into, are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Lease Agreements or future lease agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. In addition, given the highly regulated nature of the gaming industry, any future transactions we enter into are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a pending transaction (including with respect to the future entry into a new lease agreement), such as the consummation of the Mergers, is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction.
Consummation of the Mergers is conditioned on the receipt of approvals from a number of gaming regulatory authorities. Such gaming regulatory authorities may impose conditions on the granting of such approvals and findings. Such conditions and the process of obtaining such regulatory approvals could have the effect of delaying or impeding consummation of the Mergers or of imposing additional costs or limitations on us following the Mergers. In addition, to the extent any of our officers or a member of our board of directors is found unsuitable, we would need to find a replacement, which may take time and could adversely impact our financial and operational performance, including our ability to successfully consummate the Mergers and integrate MGP into VICI. Any such finding of unsuitability by regulatory authorities and resulting resignation or removal of an officer of VICI or a member of our board of directors could also impact our governance structure following the Mergers.
Our long-term, triple-net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders.
All of our rental revenue and a substantial majority of our total revenue is generated from the Lease Agreements, which are long-term triple-net leases and provide greater flexibility to the respective tenants related to the use of the applicable leased property than would be the case with ordinary property leases, such as the right to sublease certain portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, consistent with typical net leases, our Lease Agreements have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into long-term triple net leases. Inflation in December 2021 was at its highest level in approximately 40 years. While certain of our Lease Agreements contain escalation provisions that are tied to changes in the consumer price index (“CPI”), these escalators in some cases do not apply until the future. For example, under the Regional Master Lease Agreement, the escalator is 1.5% for the second through fifth years of the lease and for the remainder of the term, the escalator is CPI subject to a 2.0% floor. Certain of these escalators are subject to a maximum cap, which could result in lower rent escalation than any such CPI increase in a single year or over a longer period. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into long-term triple net leases.
Tenants may choose not to renew the Lease Agreements.
We enter into long-term lease agreements with our tenants, consisting of an initial lease term with the potential for the tenant to extend for multiple additional terms, which may be subject to additional terms and conditions. For example, each of the Caesars

Lease Agreements has an initial lease term of 15 years with the potential for up to four additional five-year term extensions thereafter (with the initial lease term under each of the Caesars Lease Agreements extended in connection with the Eldorado Transaction to expire in July 2035). With respect to the properties under the Regional Master Lease Agreement, the aggregate lease term, including renewals, may be cut back to the extent it would otherwise exceed 80% of the remaining useful life of the applicable leased property, solely at the option of the tenants. At the expiration of the initial lease term or of any additional renewal term thereafter, our tenants may choose not to renew the applicable Lease Agreement. If a Lease Agreement expires without renewal and we are not able to find suitable, credit-worthy tenants to replace the previous tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. In particular with respect to the coterminous nature of the Caesars Lease Agreements, this risk would be exacerbated if Caesars elected not to renew all such lease agreements at any one time.
Our ability to sell or dispose of our properties may be limited by the contractual terms of our Lease Agreements or other agreements with our tenants, or otherwise impacted by matters relating to our real estate ownership.
Our ability to sell or dispose of our properties may be hindered by, among other things, the fact that such properties are subject to the Lease Agreements, as the terms of the Lease Agreements require that a purchaser assume the Lease Agreements or, in certain cases, enter into a severance lease with the tenants for the sold property on substantially the same terms as contained in the applicable Lease Agreement, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale.
In connection with the MGP Transactions, we have agreed with MGM to enter into the MGM Tax Protection Agreement upon consummation of such transactions, pursuant to which we have agreed, subject to certain exceptions, to indemnify MGM and certain other parties for certain tax liabilities resulting from, among other things, the sale, transfer, exchange or other disposition of certain properties during a specified period. In addition, the BREIT JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP, we will bear MGP’s approximate 50.1% proportionate share in the BREIT JV of any indemnity under this existing tax protection agreement. In the event that we breach restrictions in these agreements, we will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. Therefore, although it may be in the best interests of our stockholders for us to sell a certain property, it may be economically prohibitive for us to do so during the specified period because of these indemnity obligations. See “—Risks Related to an Investment in VICI Following the MGP Transactions—The MGM Tax Protection Agreement, during its term, imposes certain limits on our operations and could require New VICI Operating Company to indemnify MGM for certain tax liabilities.”
Any improvements to a property could also cause mechanic’s liens or similar liens to attach to, and constitute liens on, our interests in the properties. To the extent that such liens are recorded against any of our current or future properties, they may restrict our ability to sell or dispose of such properties while they remain in place. In addition, the holders of such liens may enforce them by court action and courts may cause the applicable properties to be sold to satisfy such liens, which could negatively impact our revenues, results of operations, cash flows and distributions to our stockholders. Further, holders of such liens could have priority over our stockholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions our stockholders could receive in such bankruptcy or liquidation could be reduced.
If Caesars declares bankruptcy and such action results in a lease being re-characterized as a disguised financing transaction in its bankruptcy proceeding, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
If Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes the CPLV Additional Rent Acquisition or the HLV Additional Rent Acquisition as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the HLV Additional Rent Acquisition and CPLV Additional Rent Acquisition could either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other affiliates of Caesars and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the applicable lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us, including Caesars, Harrah’s, Harvey’s, Horseshoe, Margaritaville, Greektown, JACK, Hard Rock, Century and Mountaineer. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as we may not enjoy comparable recognition or status under a new brand. A transition of management away from one of our tenants could also have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call and right of first refusal agreements, if we are unable to obtain additional financing. In addition, pursuant to one such agreement, we may be forced to dispose of Harrah’s Las Vegas to Caesars, possibly on disadvantageous terms.
Pursuant to the A&R Convention Center Put-Call Agreement, the Caesars Indianapolis Put-Call Agreement, the Las Vegas Strip Assets ROFR Agreement, the Horseshoe Baltimore ROFR Agreement and the Danville ROFR Agreement, we have certain rights to purchase the properties subject to these agreements, subject to the terms and conditions included in each agreement with respect to each property. In order to exercise these rights and any similar rights we obtain in the future or to fulfill our obligations with respect to certain put rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties, including the Caesars Forum Convention Center, or to fulfill our obligations with respect to certain put rights. Even if financing with acceptable terms is available to us, there can be no assurance that we will exercise any of these rights. Further, each of the transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
These agreements are subject to additional terms and conditions that may impact our ability to acquire such properties. For example, the A&R Convention Center Put-Call Agreement also provides that if Caesars exercises the Convention Center Put Right and, among other things, the sale of the Caesars Forum Convention Center to us does not close, under certain circumstances, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars. Such a sale may be at disadvantageous terms and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the Lease Agreements, the related guarantees or loan agreements and material losses to us.
We are subject to the credit risk of our tenants and borrowers. We cannot provide assurances that our tenants and borrowers will not default on their obligations and fail to make payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the gaming industry, including the COVID-19 pandemic, may affect our tenants’ and borrowers’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants and borrowers to be unable to meet their financial obligations, including making rental or loan payments to us, as applicable, which may result in their bankruptcy or insolvency. In addition, in the event of a bankruptcy of our tenants, borrowers or their respective guarantors, any claim for damages under the applicable lease, loan agreement or guarantee may not be paid in full. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Furthermore, with respect to tenants whose obligations are guaranteed by a single guarantor (including Caesars and, following the closing of the MGP Transactions, MGM), although the tenants’ performance and payments are guaranteed, a default by the applicable tenant, or by the guarantor with regard to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the respective Lease Agreements. In event of such a default, there can be no assurances that the tenants or the guarantor would assume the applicable Lease Agreements or the related guarantees, and if such Lease Agreements or guarantees were rejected, the tenant or the guarantor, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms.
Our pursuit of investments in, and acquisitions of, additional properties and other strategic opportunities may be unsuccessful or fail to meet our expectations.
We intend to continue to pursue acquisitions of additional properties and seek acquisitions, investments and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives, including through discussions with potential counterparties that may result in one or more transactions. In addition, from time to time, we have entered, and may in the future enter, into strategic arrangements with counterparties, which arrangements may be non-binding or subject to conditions, including the negotiation of definitive documentation. Although there is uncertainty that any of these discussions or arrangements will result in definitive agreements, the completion of any transaction, or the realization of the anticipated benefits of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and, to the extent applicable, in combining our operations if such a transaction is completed.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources, access to capital and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase or make investments in a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.
Investments in and acquisitions of gaming properties and other experiential properties, as well as investments in our existing properties through our Partner Property Growth Fund, entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or the operator or manager will underperform. In addition, we may not realize the benefits of our Partner Property Growth Fund opportunities on a timely basis, or at all, and such opportunities may be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately requested under such arrangements. In addition, our Partner Property Growth Fund opportunities may be subject to the negotiation of definitive documentation or other conditions, or additional terms and conditions pursuant to our existing Lease Agreements or separate agreements we may enter into with our tenants with respect to such opportunities.
Further, even if we were able to acquire or invest in additional properties in the future, there is no guarantee that such properties would be able to maintain their historical performance or achieve their projected performance, which may prevent the ability of our tenants to pay the partial or total amount of the required lease payments under the respective Lease Agreements or our borrowers to fulfill their payment obligations under the applicable agreement. In addition, our financing of these acquisitions and investments could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing stockholders. Due to market considerations and in light of the timing typically required to obtain regulatory approvals for gaming transactions, any such financing may take place substantially in advance of closing of such transaction (and the receipt of rent or other payments under a lease or other applicable agreement) and negatively impact our operating results during such period. In addition, we cannot make assurances that we will be successful in implementing our business and growth strategies or that any expansion will improve operating results. The failure to identify and acquire or invest in new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders.
We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject to the terms of the Lease Agreements. For example, in 2020 and 2021, we, together with Caesars, sold Harrah’s Reno, Bally’s Atlantic City and Harrah’s Louisiana Downs. These sales or divestitures could affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with financial covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions at the time and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts.
Our properties and the properties securing our loans are subject to risks from climate change, natural disasters, such as earthquakes, hurricanes and other extreme weather conditions, and terrorist attacks or other acts of violence, the occurrence of which may adversely affect our results of operations, financial condition and liquidity.
Our properties and our borrowers’ properties secured as collateral are located in areas that may be subject to climate change and other natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes and flooding. Such natural disasters or extreme weather conditions may interrupt operations at the casinos, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake could damage or destroy our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate could adversely affect the business and financial results at our properties located in such regions. Although the tenants and borrowers, as applicable, are required to maintain both property and business interruption insurance coverage, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot make assurances that we or our tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such climate change, natural disasters and extreme weather conditions. While the Lease Agreements and loan agreements require, and new lease agreements and loan agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants and borrowers, as applicable, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Furthermore, under such circumstances we may be required under the terms of our debt financing agreements to contribute all or a portion of insurance proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the insurance proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund the repairs and may be required to obtain additional financing, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Additionally, changes to applicable building and zoning laws, ordinances and codes since the initial construction of our properties may limit a tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If a tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for services offered by our tenants and the value of our properties or collateral, either generally or with respect to a specific region or property, and might adversely affect the value of an investment in our common stock. Such a resulting decrease in demand could make it difficult for us to renew or re-lease our properties to suitable, credit-worthy tenants at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our results of operations and cash flows. To the extent that any of our tenants or borrowers are affected by future terrorist attacks or violence, its business similarly could be adversely affected, including the ability of our tenants or borrowers to continue to meet their obligations to us. These events might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

In addition, the Regional Master Lease Agreement and the Las Vegas Master Lease Agreement allow the tenant to remove a property from such lease agreement, and each of our other Lease Agreements may be terminated by the applicable tenant, if: (i) a casualty event occurs (a) in the case of the Caesars Lease Agreements, during the final two years of the term and (b) in the case of the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, the JACK Cleveland/Thistledown Lease Agreement and the EBCI Lease Agreement, the final year of the term, and (ii) the cost to rebuild or restore the applicable property in connection with a casualty event exceeds 25% (or, in the case of the Century Portfolio Lease Agreement and the EBCI Lease Agreement, 50%) of such property’s total property fair market value. Similarly, if a condemnation event occurs that renders a facility unsuitable for its primary intended use, (i) the applicable tenants may remove the property from the Regional Master Lease Agreement and may terminate the Las Vegas Master Lease Agreement, the Joliet Lease Agreement, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, or the JACK Cleveland/Thistledown Lease Agreement, as the case may be, and (ii) the EBCI Lease Agreement shall terminate as of the date before the date of such condemnation. The Penn National Lease Agreements allows the tenants to terminate their respective leases during the final year of the lease term if 50% or more of the square feet of the improvements are destroyed by a casualty event such that the improvements are rendered substantially untenantable. If a condemnation event occurs that renders Margaritaville or Greektown reasonably uneconomical for the operation of the improvements thereon on a commercially practicable basis for their permitted use as rentable facilities capable of producing a fair and reasonable net income therefrom, the tenant may terminate the Margaritaville Lease Agreement or the Greektown Lease Agreement, respectively. If a property is removed from the Regional Master Lease Agreement or if the Las Vegas Master Lease Agreement, the Joliet Lease Agreement, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, the JACK Thistledown/Cleveland Lease Agreement, or the EBCI Lease Agreement, as the case may be, is terminated, we will lose the rent associated with the related facility, which would have a negative impact on our financial results. In this event, following termination of the lease of a property, even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all.
Climate change may adversely affect our business.
Climate change, including rising sea levels, extreme weather and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. For example, we own a number of assets in low-lying areas close to sea level, making those assets susceptible to damage or other negative effects resulting from a rise in sea level or acute extreme weather events, such as storms or floods. We also currently own three properties in Las Vegas (and, following the completion of the pending MGP Transactions, will own ten properties in Las Vegas), which are susceptible to any droughts, water shortages or similar conditions that may arise in the region. If either of these or other relevant eventualities were to occur, we may incur material costs to address these conditions and protect such assets (to the extent not covered by our tenants under the terms of our leases) or may sustain damage, a decrease in value or total loss of such assets.
In addition, climate change may result in reduced economic activity in these areas, which could harm the operations of our tenants and reduce the demand at our properties, which could reduce the rent payable to us under our triple-net leases and make it difficult for us to renew or re-lease our properties on favorable lease terms, or at all. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Any of the above could have a material and adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and our General Counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. In addition, the appointment or replacement of certain key members of our executive management team is subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives, which could materially and adversely affect our financial condition, liquidity, results of operations and prospects.
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
Although under the Lease Agreements the tenants are required to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the applicable tenants or guarantors to indemnify us. In addition, the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease our properties or to borrow using our properties as collateral.
If our separation from CEOC, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, CEOC could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CEOC for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
In connection with our separation from CEOC in 2017, the IRS issued a private letter ruling with respect to certain relevant issues, including relating to the separation and certain related transactions as tax-free for U.S. federal income tax purposes under certain provisions of the Code. The IRS ruling does not address certain requirements for tax-free treatment of the separation. CEOC received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS did not rule, such requirements should be satisfied. The IRS ruling and the tax opinion that CEOC received relied on (among other things) certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the IRS ruling, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
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

Risks Related to Our Indebtedness and Financing
We have a substantial amount of indebtedness, and expect to incur additional indebtedness in the future (including in connection with the consummation of the MGP Transactions). Our substantial indebtedness exposes us to the risk of default under our debt obligations, limits our operating flexibility, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a substantial portion of our cash to service our debt obligations.
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2021, we had approximately $4.75 billion in long-term indebtedness, consisting of:
•$750.0 million of outstanding 2025 Notes;
•$1.25 billion of outstanding 2026 Notes;
•$750.0 million of outstanding 2027 Notes;
•$1.0 billion of outstanding 2029 Notes; and
•$1.0 billion of outstanding 2030 Notes.
In connection with the MGP Transactions, we have agreed to assume approximately $5.7 billion of MGP’s outstanding indebtedness upon closing of the transaction, including the $1.5 billion pro rata share of the BREIT JV’s outstanding indebtedness. We also anticipate incurring approximately $4.4 billion in debt in connection with the redemption of a majority of New VICI Operating Company units held by MGM and/or its subsidiaries in connection with the closing of the MGP Transactions. See “Risks Related to the Company Following the MGP Transactions – Our anticipated level of indebtedness will increase upon completion of the MGP Transactions and will increase the related risks we now face.”
As of December 31, 2021, we also had $1.0 billion of available capacity to borrow under our Secured Revolving Credit Facility. Subsequent to year end, on February 8, 2022, we terminated the Secured Revolving Credit Facility and entered into the Revolving Credit Facility in an amount of $2.5 billion, which matures on March 31, 2026, and the Delayed Draw Term Loan in the amount of $1.0 billion, which matures on March 31, 2025. On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. In addition, the Credit Facilities include the option to increase commitments by up to $1.0 billion in the aggregate, for both the Revolving Credit Facility and Delayed Draw Term Loan, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
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
If any one of these events were to occur, our financial condition, results of operations, cash flows, the market price of our common stock and our ability to satisfy our debt service obligations, pay distributions to our stockholders or refinancing existing or future indebtedness could be materially and adversely affected. In addition, the foreclosure on our properties could create REIT taxable income without accompanying cash proceeds, which could result in entity level taxes to us or could adversely affect our ability to meet the distribution requirements necessary to qualify or maintain qualification as a REIT.
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
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial condition, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Our credit rating may affect the amount of capital we can access, as well as the terms of any financing we obtain. Because we rely in part on debt financing to fund growth, the absence of an investment grade credit rating or any credit rating downgrade or negative outlook may have a negative effect on our future growth by increasing our financing costs or limiting our access to financing sources. In the event that we are rated investment grade by one or more nationally recognized credit rating agencies, there is no guarantee that we will realize increased access to capital or improved terms with respect to any financing we obtain, or that we will be able to maintain such investment grade credit rating.
We will have future capital needs and may not be able to obtain additional financing on favorable terms, if at all.
We expect to incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired assets or investments in our existing properties through our Partner Property Growth Fund, or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business and growth strategies. Increased indebtedness can also limit our ability to adjust rapidly to changing market, industry or economic conditions, limit our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses, make us more vulnerable to general adverse economic and industry conditions, including interest rate increases, and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational and financial flexibility. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash flows from what they otherwise would have been. The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity
Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.
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
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates and pay certain dividends and other restricted payments. In addition, we are required to comply with certain financial maintenance covenants. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, our debt holders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Defaults under our debt instruments could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
A rise in interest rates may increase our overall interest rate expense and could adversely affect our stock price.
In 2022, interest rates are expected to rise from historic lows. A rise in interest rates may increase our overall interest rate expense and have an adverse impact on our ability to pay distributions to our stockholders. This risk can be managed or mitigated by utilizing interest rate protection products including interest rate swaps and forward starting interest rate swaps. Although we have previously used and currently use such products with respect to a portion of our indebtedness, there is no assurance that we will use such products in the future, we will utilize any of these products effectively or that such products will be available to us. In addition, in the event of a rise in interest rates, new debt, whether fixed or variable, is likely to be more expensive, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates.
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
We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
We use derivatives from time to time to hedge certain of our liabilities and anticipated liabilities. Although the counterparties of these arrangements are major financial institutions, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions. Any such reduced gains or losses from these derivatives may adversely affect our business or financial condition.
Future incurrences of debt, which would be senior to our shares of common stock upon liquidation, and/or issuance of preferred equity securities, which may be senior to our shares of common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.
Upon the consummation of the MGP Transactions, we anticipate incurring approximately $4.4 billion in debt in connection with the redemption of a majority of New VICI Operating Company units held by MGM and/or its subsidiaries, as a result of which we anticipate that our total pro forma consolidated indebtedness will be, after consummation of the MGP Transactions, approximately $15.5 billion, inclusive of $1.5 billion of our pro rata share of indebtedness of BREIT JV. We may in the future attempt to increase our capital resources by incurring additional debt, including medium-term notes, trust preferred securities and senior or subordinated notes, or issuing preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares of common stock. In addition, our preferred stock, if issued, would likely limit our ability to make liquidating or other distributions to the holders of shares of our common stock under certain circumstances. Any future common stock offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of shares of our common stock are not entitled to preemptive rights or other protections against dilution. Since our decision to issue debt securities, incur other forms of indebtedness or to issue additional common stock or preferred stock in the future will depend on future developments, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future offerings. Thus, our stockholders bear the risk of our issuing senior securities, incurring other senior obligations or issuing additional common stock in the future, which may reduce the market price of shares of our common stock, reduce cash available for distribution to common stockholders or dilute their stockholdings in us.

Risks Related to the Company Following the MGP Transactions
Our anticipated level of indebtedness will increase upon completion of the MGP Transactions and will increase the related risks we now face.
Contemporaneously with the execution of the MGP Master Transaction Agreement, we entered into the MGP Transactions Commitment Letter with the MGP Transactions Bridge Lender pursuant to which it has committed to provide the Operating Partnership with bridge financing for the MGP Transactions in the amount of $5.0 billion, after taking into account the termination of $4.2 billion in committed financing representing the second tranche of the MGP Transactions Bridge Facility in accordance with the terms of the MGP Transactions Commitment Letter. In connection with the MGP Transactions, we will also assume and/or refinance approximately $5.7 billion of outstanding indebtedness of MGP, including its pro rata share of $1.5 billion in indebtedness of BREIT JV. Upon the consummation of the MGP Transactions, we also anticipate incurring approximately $4.4 billion in debt in connection with the redemption of a majority of New VICI Operating Company units held by MGM and/or its subsidiaries, and as a result, we anticipate that our total pro forma consolidated indebtedness will be, after consummation of the MGP Transactions, approximately $15.5 billion, inclusive of our pro rata share of $1.5 billion in indebtedness of BREIT JV, and we will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.
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
Following the Mergers, we may be unable to realize the anticipated benefits of the MGP Transactions or do so within the anticipated timeframe.
In connection with the MGP Transactions, the Mergers involve the cessation of MGP as an independent public company and the integration of MGP’s assets into our existing operations. We are expected to benefit from the elimination of duplicative costs associated with general and administrative expenses, including those related to supporting a public company platform and the leveraging of technology and systems. However, we will be required to devote significant management attention and resources to integrating the assets and asset management functions of MGP into VICI. Potential difficulties we may encounter in the integration process include, among others, the following:
•the inability to successfully integrate the assets, and associated management oversight of such assets, of MGP in a manner that permits us to realize the anticipated benefits of the MGP Transactions in the timeframe currently anticipated or at all;
•the additional complexities of increasing the number of properties owned by us, all of which are operated by a new tenant, including additional time and attention required by management;
•failure to retain key employees of VICI; and
•additional complexities of integrating two companies with different histories, regulatory restrictions, markets and tenants.
For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, partners, borrowers, and employees or to achieve the anticipated benefits of the Mergers, could otherwise adversely affect our business and financial results and may cause the market price of our stock to decline.
In addition, we have incurred and expect to incur substantial expenses in completing the MGP Transactions and integrating the assets, business, operations and systems of MGP with our own. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses relating to the completion of the MGP Transactions and the integration of our and MGP’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the MGP Transactions could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the MGP Transactions and impact our business and operations and the market price of our common stock.
Counterparties to certain significant agreements with MGP may exercise contractual rights under such agreements in connection with the Mergers.
MGP is a party to certain agreements that give the applicable counterparty certain rights following a “change in control,” such as debt instruments and derivative arrangements. In certain of these agreements, such rights may be triggered upon the closing of the Mergers and may trigger a consent or the right to terminate the agreement. It is not a condition to completion of the Mergers that the counterparties consent to the Mergers or waive their contractual rights. Certain counterparties may also require modifications to their respective agreements or the execution of new agreements as a condition to granting a waiver or consent under their agreement. The pursuit of such rights by the counterparties may result in us suffering a loss of potential future revenue or incurring liabilities and may result in the loss or modification of rights that are material to our business. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect our business or operations.
Risks Related to an Investment in VICI Following the MGP Transactions
Following the MGP Transactions, we may not continue to pay dividends at or above the rate we currently pay.
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
The market price of our common stock at the closing of the Mergers may vary from its price on the date the MGP Master Transaction Agreement was executed and on the date of the special meeting of our stockholders in connection with the Mergers, which was held on October 29, 2021, and may be greater than, less than or the same as the price per share of our common stock at each of the aforementioned times. As a result, the market value of the REIT Merger Consideration represented by the Exchange Ratio will also vary.

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
We may incur significant additional costs in connection with any delay in completing the Mergers or the termination of the MGP Master Transaction Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. In addition, if the Mergers are terminated under certain circumstances specified in the MGP Master Transaction Agreement, we will be required to pay to MGP a termination fee of up to $709.0 million. We cannot make assurances that the conditions to the completion of the MGP Master Transaction Agreement will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the MGP Master Transaction Agreement will not occur.
Our stockholders will have a substantially smaller ownership and voting interest in VICI upon completion of the Mergers, compared to their ownership and voting interest in VICI prior to the Mergers.
Upon completion of the Mergers, based on the number of MGP Common Shares and shares of our common stock outstanding on December 31, 2021, we estimate that, after giving effect to the settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements (each as defined in Note 11 - Stockholders Equity) on February 18, 2022, continuing stockholders will own approximately 78% of the issued and outstanding shares of our common stock, and former MGP shareholders will own approximately 22% of the issued and outstanding shares of our common stock. Accordingly, our current stockholders will exercise significantly less influence over us after the Mergers relative to their influence over us prior to the Mergers, and thus will have a less significant impact on the approval or rejection of our future proposals submitted to a stockholder vote.
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
The MGP Master Transaction Agreement contains provisions that could discourage a potential acquirer of the Company from making a favorable proposal, could result in any such proposal being at a lower price than it might otherwise be and, in specified circumstances, could require us to make a substantial termination payment to MGP.
Pursuant to the MGP Master Transaction Agreement, we and MGP have, subject to certain exceptions, agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) enter into discussions or negotiations or provide non-public information concerning proposals relating to an alternative business combination transaction, (iii) approve or recommend any agreements providing for any such alternative business combination transaction, (iv) enter into any letter of intent, agreement in principle, merger agreement or other similar definitive agreements related to an alternative business combination transaction, (v) grant any waiver, amendment or release of any standstill under any standstill or confidentiality agreement or any takeover statute, or (vi) agree to do any of the foregoing. The MGP Master Transaction Agreement also provides that, in connection with the termination of the MGP Master Transaction Agreement by us under certain specified circumstances, we will be required to pay to MGP a termination fee of up to $709.0 million. These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, or might result in a potential acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the MGP Master Transaction Agreement.
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
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements or other agreements similar to the MGP Master Transaction Agreement. As of the date of this Annual Report on Form 10-K, three lawsuits were filed by purported MGP shareholders and six lawsuits were filed by purported VICI stockholders challenging the disclosures made, as applicable, in the Registration Statement on Form S-4 filed on September 8, 2021 and the Prospectus filed on September 23, 2021, each in connection with the Mergers. Additional lawsuits arising out of the Mergers may be filed in the future. For a more detailed description of this litigation, see “Item 3 – Legal Proceedings” and “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this Annual Report.
Although these nine lawsuits have each been dismissed, the parties have not resolved plaintiffs’ requests for attorneys’ fees, and thus we cannot make assurances as to the ultimate outcome of these lawsuits, or any other lawsuits that may be filed, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If any of the plaintiffs in future lawsuits are successful in obtaining an injunction prohibiting the parties from completing the MGP Transactions on the agreed-upon terms, such an injunction may delay the consummation of the MGP Transactions in the expected timeframe, or could indefinitely enjoin the MGP Transactions from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
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
Risks Related to our Status as a REIT
We may incur adverse tax consequences if we have failed or fail (or, after consummation of the MGP Transactions, MGP has failed), to qualify as a REIT for U.S. federal income tax purposes.
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
We have operated in a manner that we believe has allowed us to qualify as a REIT for U.S. federal income tax purposes under the Code and intend to continue to do so through the time of the REIT Merger. Furthermore, we intend to operate in a manner that we believe allows us to qualify as a REIT after the REIT Merger. Neither we nor MGP have requested or plan to request a ruling from the IRS that we or MGP qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we will after the Mergers). The determination of various factual matters and circumstances not entirely within the control of us or MGP may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of us and MGP must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
If we lose our REIT status, or are determined to have lost our REIT status in a prior year, such loss or failure would have a material and adverse effect on us. Additionally, we will face material tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:
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
•if we were to re-elect REIT status, we would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year; and
•for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate-level tax with respect to any built-in gain inherent in such asset at the time of re-election.
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
U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Changes to the U.S. federal income tax laws, including the possibility of major tax legislation, could have a material and adverse effect on us or our stockholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our common stock.
We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. The complexity of these provisions of the Code and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we will after the Mergers). Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures, financings or some other type of arrangement. If some or all of our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.
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
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we make assurances of our ability to make distributions in the future. We may use borrowed funds to make distributions.
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
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.
We enter into forward sale agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares of common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as “securities futures contracts,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.
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
General Risk Factors
We face risks associated with security breaches through cyber-attacks, cyber-intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including due to increased remote access and operations of our employees and our service providers due to the impact of the COVID-19 pandemic. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could, among other things, disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which such unauthorized parties could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to address or remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock.
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
The market price of our common stock may be volatile. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. The trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot make assurances that the market price of our common stock will not fluctuate or decline significantly in the future. If the market price or trading volume of our common stock declines, you may be unable to resell your shares at a profit, or at all.
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

•changes in our earnings, revenues or adjusted funds from operations per share estimates;
•the ongoing adverse impact of the COVID-19 pandemic and responses thereto on us and our tenants;
•publication of research reports about us, our tenants or the real estate or gaming industries;
•adverse developments involving our tenants;
•changes in market interest rates or a decrease in our distributions to stockholders that may cause purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•market reaction to any additional capital we raise in the future, including availability and attractiveness of long-term debt financing in connection with future acquisitions;
•our operating performance and the performance of other similar companies;
•our failure to achieve the anticipated benefits of future and pending acquisitions and other transactions, including the pending transactions described herein within the timeframe or to the extent anticipated by financial or industry analysts;
•additions or departures of key personnel;
•changes to major corporate policies made by our board of directors without stockholder approval;
•failure to achieve the perceived benefits of the MGP Transactions as anticipated;
•the issuance of common stock in connection with the consummation of the Mergers;
•risks relating to any existing or future forward sale agreements;
•equity issuances by us, or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•our stockholders after the consummation of the MGP Transactions may be different than our stockholders prior to consummation;
•other actions by institutional stockholders;
•securities class action litigation which could result in substantial costs and divert our management’s attention and resources;
•strategic actions taken by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•speculation in the press or investment community about us, our tenants, our industry or the economy in general;
•publication of research reports about us or our industry by securities analysts;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;
•changes in tax or accounting standards, policies, guidance, interpretations or principles;
•failure to qualify as a REIT for U.S. federal income tax purposes;
•failure to satisfy the listing requirements of the NYSE or the requirements of the Sarbanes Oxley Act of 2002, as amended;
•adverse conditions in the financial markets or general U.S. or international economic conditions, including those unrelated to our performance and those resulting from war, acts of terrorism, public health crises, and responses to such events; and
•the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K or our other SEC filings.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our geographically diverse portfolio consists of 28 market-leading properties, including Caesars Palace Las Vegas, Harrah’s Las Vegas and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip, approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
In connection with the Mergers, three lawsuits were filed by purported MGP shareholders and six lawsuits were filed by purported VICI stockholders challenging the disclosures made, as applicable, in the Registration Statement on Form S-4 filed on September 8, 2021 and the Prospectus filed on September 23, 2021. The plaintiffs in each action sought, among other things, to enjoin the Mergers and the transactions contemplated by the MGP Master Transaction Agreement and an award of costs and attorneys’ fees. Each of the lawsuits has been dismissed pursuant to applicable litigation procedure, although additional lawsuits arising out of the MGP Transactions may be filed in the future.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 1, 2018, in connection with our initial registered public offering, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 22, 2022, there were 748,390,629 shares of common stock issued and outstanding that were held by 120 stockholders of record, not including beneficial owners of shares registered in nominee or street name.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. We cannot make assurances that our estimated distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect us and our ability to make cash distributions, see Item 1A “Risk Factors”. If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required either to fund distributions from working capital, borrow or raise equity or to reduce such distributions. In addition, our charter allows us to issue preferred stock that could have a preference on distributions and could limit our ability to make distributions to our common stockholders. Additionally, under certain circumstances, agreements relating to our indebtedness could limit our ability to make distributions to our common stockholders.
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
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the year ended December 31, 2021.

Issuer Repurchases of Equity Securities
During the three months ended December 31, 2021, certain employees surrendered shares of common stock owned by them to us to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our 2017 Stock Incentive Plan.
The following table summarizes such common stock repurchases during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2021 through October 31, 2021	—	$—	—	—
November 1, 2021 through November 30, 2021	3,123	27.81	—	—
December 1, 2021 through December 31, 2021	—	—	—	—
Total	3,123	$27.81	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.
We did not otherwise repurchase any equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2021.
Registered Offering of Securities - Use of Proceeds
Not applicable.

Stock Performance Graph
The graph below compares our cumulative total stockholder return for the period from October 18, 2017 to December 31, 2021 on our common stock with the cumulative total returns of the S&P 500 index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from October 18, 2017 until December 31, 2021. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Comparison of Cumulative Total Returns
for the Period from October 18, 2017 to December 31, 2021
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
10/18/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	10/18/17	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
VICI Properties Inc.	$100.0	$110.8	$106.8	$152.9	$162.0	$200.5
MSCI US REIT Index	$100.0	$99.9	$95.4	$120.1	$111.0	$158.9
S&P 500	$100.0	$104.8	$100.2	$131.7	$156.0	$200.7

ITEM 6.	Selected Financial Data
[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated Financial Statements and notes thereto of VICI Properties Inc. and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 28 market-leading properties, including Caesars Palace Las Vegas, Harrah’s Las Vegas and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 62 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twelve states, contain approximately 25,000 hotel rooms and feature over 250 restaurants, bars and nightclubs. Subsequent to the closing of the MGP Transactions, which we anticipate will occur in the first half of 2022, we will have 43 market leading properties, 10 of which will be located on the Las Vegas Strip, consisting of 117 million square feet, 57,500 hotel rooms and featuring over 730 restaurants, bars and nightclubs across our portfolio.
Our portfolio also includes three real estate loans, which we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own and operate four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governments and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face challenges and additional uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. The ongoing nature of the pandemic, including the impact of emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
All of our tenants have fulfilled their rent obligations through February 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures. For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Key 2021 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 23.2% year-over-year to $1.5 billion.
•Net income attributable to common stockholders was $1,013.9 million, or $1.76 per diluted share.
•AFFO increased 25.3% year-over-year to $1,047.4 million and AFFO per diluted share increased 11.0% to $1.82.
Significant Achievements
•Announced over $21.3 billion in transaction activity, including:
◦The MGP Transactions for approximately $17.2 billion, which upon closing will add $1,009.0 million of annualized rent to our portfolio;
◦The Venetian Acquisition for total consideration of $4.0 billion, which upon closing on February 23, 2022, added $250.0 million of annualized rent to our portfolio; and
◦The Great Wolf Mezzanine Loan, with a total commitment of $79.5 million and interest rate of 8.0%.
•Announced an increase in our quarterly cash dividend to $0.36 per share (or $1.44 per share on an annualized basis), representing a 9.1% increase compared to our previous quarterly dividend.
•Completed two equity offerings with an aggregate offering value of $5.4 billion.
•Settled the remaining 26,900,000 shares of the June 2020 Forward Sale Agreement for net proceeds of approximately $526.9 million.
•Used the proceeds from the September 2021 equity offering and settlement of the June 2020 Forward Sale Agreement to repay in full the $2.1 billion secured Term Loan B Facility and settle the outstanding interest rate swap agreements.

SUMMARY OF SIGNIFICANT 2021 ACTIVITIES
Acquisition and Investment Activity
•MGP Transactions. On August 4, 2021, we, MGP and MGM, MGP’s controlling shareholder, announced that we entered into the MGP Master Transaction Agreement, pursuant to which we will acquire MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. MGP is a publicly traded gaming REIT and the transaction will add $1,009.0 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties (including the Mirage) spread across nine regions and comprising 33,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, holders of MGP Common Shares will receive 1.366 shares of our newly issued common stock in exchange for each Class A common share of MGP. The fixed Exchange Ratio represents an agreed upon price of $43.00 per share of MGP Class A common shares based on our trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM will receive $43.00 per unit in cash for the redemption of the majority of its MGP Operating Partnership units that it holds for total cash consideration of approximately $4.404 billion and will also retain approximately 12.0 million units in a newly formed operating partnership of VICI Properties. The MGP Class B share that is held by MGM will be cancelled and cease to exist.
Simultaneous with the closing of the transaction, we will enter into the MGM Master Lease Agreement with MGM. The MGM Master Lease Agreement will have an initial term of 25 years, with three 10-year tenant renewal options and will have an initial total annual rent of $860.0 million, which will be reduced by $90.0 million to $770.0 million, subject to the pending sale of the Mirage (although, in connection with such sale, we agreed to enter into a new separate lease with Hard Rock related to the land and real estate assets of the Mirage which will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease Agreement, as further described below). Rent under the MGM Master Lease Agreement will escalate at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum and the annual increase in the CPI, subject to a 3.0% cap. Additionally, we will retain MGP’s existing 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV lease will remain unchanged and provides for current annual base rent of approximately $298.0 million, of which approximately $149.0 million is attributable to MGP’s investment in the BREIT JV, and an initial term of 30 years, with two 10-year tenant renewal options. Rent under the BREIT JV lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum and the annual increase in CPI, subject to a 3.0% cap. On a combined basis, the MGM Master Lease Agreement and BREIT JV lease will deliver initial attributable rent to us of approximately $1,009.0 million (which will be reduced to approximately $919.0 million upon closing of the sale of the Mirage). The tenant’s obligations under the MGM Master Lease and BREIT JV lease will continue to be guaranteed by MGM.
We expect the MGP Transactions, subject to regulatory approvals and customary closing conditions, to be completed in the first half of 2022. However, we can provide no assurances that the MGP Transactions will close in the anticipated timeframe, on the contemplated terms or at all.
•Venetian Acquisition. Subsequent to year end, on February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from LVS for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million, and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease Agreement with the Venetian Tenant. The Venetian Lease Agreement has an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent is subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis.
In connection with the Venetian Acquisition, we entered into a Property Growth Fund Agreement (“Venetian PGFA”) with the Venetian Tenant. Under the Venetian PGFA, we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGFA, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease Agreement and calculated in accordance with a formula set forth in the Venetian PGFA.
In addition, LVS agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease Agreement through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We are a third-party beneficiary of the Contingent Lease Support Agreement and have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease Agreement are not guaranteed by Apollo or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds.
•BigShots Strategic Arrangement. On September 15, 2021, we and ClubCorp Holdings, Inc. (“ClubCorp”), a portfolio company of Apollo, announced that we entered into a strategic arrangement to grow their BigShots golf subsidiary (“BigShots Golf”), whereby we may provide up to $80.0 million of mortgage financing for the construction of up to 5 new BigShots Golf facilities throughout the United States. As part of the non-binding arrangement, we will have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback. In addition, for so long as the mortgage financing remains outstanding and we continue to hold a majority interest therein, we will have a right of first offer on any additional mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) for any multisite financing related to the development of BigShots Golf’s extensive existing and growing pipeline of facilities. Pursuant to the non-binding letter agreement, the terms and conditions of any transaction between the parties will be set forth in definitive documentation.

•Great Wolf Mezzanine Loan. On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million to partially fund the development of the Great Wolf Lodge Maryland, a 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of 3 years with two successive 12-month extension options, subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of December 31, 2021, approximately $33.6 million of funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.
In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
Disposition Activity
•Sale of Louisiana Downs. On November 1, 2021, we and Caesars closed on the previously announced transaction to sell Harrah’s Louisiana Downs to Rubico Acquisition Corp. for proceeds of $5.5 million to us. The annual base rent payments under the Regional Master Lease Agreement remained unchanged following completion of the disposition.
Other Portfolio Activity
•Mirage Severance Lease. On December 13, 2021, we announced that in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into a new separate lease with Hard Rock related to the land and real estate assets of the Mirage (the “Mirage Lease”), and enter into an amendment to the MGM Master Lease Agreement to reflect the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease Agreement, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon closing of the transaction, the MGM Master Lease Agreement will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the initial annual base rent under the MGM Master Lease Agreement by $90.0 million. We expect these transactions to be completed in the second half of 2022, and they remain subject to customary closing conditions, regulatory approvals and the closing of the MGP Transactions. Additionally, subject to certain conditions, we may fund up to $1.5 billion of improvements for the Mirage through our Partner Property Growth Fund in connection with Hard Rock’s redevelopment plan if Hard Rock elects to seek third-party financing for such redevelopment. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.
•Caesars Southern Indiana Lease Agreement. On September 3, 2021, in connection and concurrent with EBCI’s acquisition of the operations of Caesars Southern Indiana from Caesars, we entered into the EBCI Lease Agreement with a subsidiary of EBCI with respect to the real property associated with Caesars Southern Indiana. Initial total annual rent under the lease with EBCI is $32.5 million. The lease has an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement were reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the EBCI Lease between us and the tenant. In addition, as part of the transaction, we, EBCI and Caesars entered into the Danville ROFR Agreement pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia.
Financing and Capital Markets Activity
•Entry into New Unsecured Credit Agreement. Subsequent to year end, on February 8, 2022, we entered into the Credit Facilities pursuant to the Credit Agreement, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. Concurrently, we terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and Existing Credit Agreement (as defined in Note 7 - Debt). The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Borrowings under the Credit Facilities will bear interest, at the Operating Partnership’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to the Operating Partnership’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to the Operating Partnership’s debt ratings. On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition.
•Entry into Forward-Starting Interest Rate Swap Agreement. On December 23, 2021, we entered into a forward-starting interest rate swap agreement with a third-party financial institution having an aggregate notional amount of $500.0 million. Subsequent to year end, we have entered into three additional forward-starting interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.5 billion. The interest rate swap transactions are intended to reduce the variability in the forecasted interest expense related to the fixed-rate debt we expect to incur in connection with closing the MGP Transactions.
•Exchange Offers and Consent Solicitations. On September 27, 2021, we announced the successful early tender and participation results of the Exchange Offers and Consent Solicitations (each, as defined in Note 3 - Property Transactions). Following the successful Consent Solicitations, the MGP Issuers executed the MGP OP Supplemental Indentures to each of the MGP OP Notes Indentures in order to, among other things, eliminate or modify certain of the covenants, restrictions, provisions and events of default in each of the indentures. The MGP OP Supplemental Indentures will become operative upon settlement of the Exchange Offers and the Consent Solicitations, which are expected to occur on or about the closing date of the MGP Transactions.
•Repayment of Term Loan B Facility and Settlement of Interest Rate Swaps. On September 15, 2021, we used $2,102.5 million of proceeds from the September 2021 equity offering and settlement of the June 2020 Forward Sale Agreement (as defined in Note 11 - Stockholders Equity) to repay in full the Term Loan B Facility. In connection with the payoff of the Term Loan B Facility, the related interest rate swap agreements were unwound and settled and VICI PropCo incurred swap breakage costs of approximately $64.2 million and an accrued interest payment of approximately $2.7 million.
•September 2021 Equity Offering. On September 14, 2021, we completed a primary follow-on offering of 115,000,000 shares of common stock consisting of (i) 65,000,000 shares of common stock (inclusive of 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) and (ii) 50,000,000 shares of common stock that are subject to forward sale agreements (the “September 2021 Forward Sale Agreements”) to be settled by September 9, 2022, in each case at a public offering price of $29.50 per share for an aggregate offering value of $3.4 billion. We received net proceeds of $1,859.0 million from the sale of the 65,000,000 shares and did not initially receive any proceeds from the sale of the 50,000,000 shares subject to the September 2021 Forward Sale Agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates. On February 18, 2022, we physically settled the September 2021 Forward Sale Agreements in exchange for total net proceeds of approximately $1,390.6 million, which were used to pay for a portion of the purchase price of the Venetian Acquisition.
•Settlement of June 2020 Forward Sale Agreement. On September 9, 2021, we fully settled the remaining shares outstanding under the June 2020 Forward Sale Agreement by delivering 26,900,000 shares of our common stock to the forward purchaser in exchange for total net proceeds of approximately $526.9 million.
•March 2021 Equity Offering. On March 4, 2021, we completed a primary follow-on offering of 69,000,000 shares of common stock (inclusive of 9,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $29.00 per share for an aggregate offering value of $2,001.0 million, all of which are subject to forward sale agreements (the “March 2021 Forward Sale Agreements”) to be settled by March 4, 2022. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. On February 18, 2022, we physically settled the March 2021 Forward Sale Agreements in exchange for total net proceeds of approximately $1,828.6 million, which were used to pay for a portion of the purchase price of the Venetian Acquisition.

KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Subsidiaries of Caesars, Penn National, Seminole Hard Rock, Century Casino, JACK Entertainment, and EBCI are the lessees of all of our properties pursuant to the Lease Agreements, and Caesars, Penn National, Seminole Hard Rock, Century Casinos, Rock Ohio Ventures LLC and EBCI guarantee the obligations of their respective subsidiary tenants under the Lease Agreements. The Lease Agreements account for a substantial majority of our revenues. Additionally, we expect to realize organic growth in rental revenue through annual rent escalators in our Lease Agreements. Accordingly, we are dependent on our tenants, the gaming industry and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects, such as the ongoing COVID-19 pandemic, would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. See Item 1A - “Risk Factors—Risks Related to Our Business and Operations.”. For a full discussion on the impact of the COVID-19 Pandemic on our business see Item 1 - “Business—Impact of the COVID-19 Pandemic on Our Business.”
We actively seek to grow our portfolio through acquisitions of, and investments in, experiential real estate in geographically diverse dynamic markets spanning hospitality, entertainment, food and beverage, leisure and gaming properties. We expect to grow our portfolio through a mix of acquisitions with new tenants and by pursuing opportunities to execute sale leaseback transactions with our existing tenants pursuant to our right of first refusal agreements and put-call agreements, as well as the funding of “same store” capital improvements with certain of our tenants at our leased properties in exchange for increased rent pursuant to the terms of our existing Lease Agreements with such tenants through our Partner Property Growth Fund. Finally, we believe the approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that we own may provide attractive opportunities for potential future expansion and development. In pursuing external growth initiatives, we will generally seek to acquire or invest in properties that can generate stable revenue through long-term leases with tenants with established operating histories, and we will consider various factors when evaluating acquisitions and other investments, including the ability to continue to diversify our tenant base and increasing our geographic diversification.
Our operating and financial performance in the future will be significantly influenced by the success of our acquisition strategy, and the timing and the availability and terms of financing of any acquisitions that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ operating and financial performance, including the impact of the COVID-19 pandemic, such as inflation, labor shortages, travel restrictions and supply chain disruptions. We can provide no assurance that we will exercise any of our contractual rights to purchase one or more properties from Caesars, that Caesars or EBCI, as applicable, will trigger the rights of first offer under the Las Vegas Strip ROFR Agreement, Horseshoe Baltimore ROFR Agreement or Danville ROFR Agreement, as applicable, that we will otherwise be successful in acquiring any properties (whether subject to the Las Vegas Strip ROFR Agreement, the Horseshoe Baltimore ROFR Agreement, the Danville ROFR Agreement, or otherwise), or that our tenants will utilize any available financing opportunities under the Partner Property Growth Fund. Additionally, our ability to successfully implement our acquisition and investment strategy will depend upon the availability and terms of financing, including debt and equity capital. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to enter into transactions, including sale leaseback transactions, with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions, investments or leases will be on terms as favorable to us as those relating to recent or historical transactions. We anticipate that we would seek to finance these acquisitions with a combination of debt and equity, although no assurance can be given that we would be able to issue equity in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. In addition to rent, our current Lease Agreements require our tenants to pay the following: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on our income); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Accordingly, due to the “triple-net” structure of our leases, we do not expect to incur significant property-level expenses.

DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

(In thousands)	2021	2020	Variance
Revenues
Income from sales-type and direct financing leases	$1,167,972	$1,007,508	$160,464
Income from operating leases	—	25,464	(25,464)
Income from lease financing receivables and loans	283,242	153,017	130,225
Other income	27,808	15,793	12,015
Golf revenues	30,546	23,792	6,754
Total revenues	1,509,568	1,225,574	283,994

Operating expenses
General and administrative	33,122	30,661	2,461
Depreciation	3,091	3,731	(640)
Other expenses	27,808	15,793	12,015
Golf expenses	20,762	17,632	3,130
Change in allowance for credit losses	(19,554)	244,517	(264,071)
Transaction and acquisition expenses	10,402	8,684	1,718
Total operating expenses	75,631	321,018	(245,387)

Interest expense	(392,390)	(308,605)	(83,785)
Interest income	120	6,795	(6,675)
Loss from extinguishment of debt	(15,622)	(39,059)	23,437
Gain upon lease modification	—	333,352	(333,352)
Income before income taxes	1,026,045	897,039	129,006
Income tax expense	(2,887)	(831)	(2,056)
Net income	1,023,158	896,208	126,950
Less: Net income attributable to non-controlling interest	(9,307)	(4,534)	(4,773)
Net income attributable to common stockholders	$1,013,851	$891,674	$122,177

Revenue

For the years ended December 31, 2021 and 2020, our revenue was comprised of the following items:

(In thousands)	2021	2020	Variance
Leasing revenue	$1,410,980	$1,170,316	$240,664
Income from loans	40,234	15,673	24,561
Other income	27,808	15,793	12,015
Golf revenues	30,546	23,792	6,754
Total revenues	$1,509,568	$1,225,574	$283,994
Leasing Revenue
The following table details the components of our income from sales-type, direct financing, operating and financing receivables leases:

(In thousands)	2021	2020	Variance
Income from sales-type and direct financing leases	$1,167,972	$1,007,508	$160,464
Income from operating leases (1)	—	25,464	(25,464)
Income from lease financing receivables (2)	243,008	137,344
Total leasing revenue	1,410,980	1,170,316	240,664
Non-cash adjustment (3)	(119,790)	(39,883)	(79,907)
Total contractual leasing revenue	$1,291,190	$1,130,433	$160,757
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
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $240.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. Total contractual leasing revenue increased $160.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the addition of the Harrah’s Original Call Properties to our real estate portfolio in July 2020, as well as the CPLV Additional Rent Acquisition and the HLV Additional Rent Acquisition in July 2020.
Income From Loans
Income from loans increased $24.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven by the addition to our investment portfolio of the Amended and Restated ROV Loan in July 2020, the Chelsea Piers Mortgage Loan in August 2020, the Forum Convention Center Mortgage Loan in September 2020 and the Great Wolf Mezzanine Loan in June 2021.
Other Income
Other income increased $12.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the Harrah’s Original Call Properties Acquisitions in July 2020. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.

Golf Revenues
Revenues from golf operations increased $6.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily driven by (i) an increase in green fees and rounds played at the golf courses, (ii) the closure of our golf courses in mid-March 2020 until early to mid-May 2020 as a result of the COVID-19 pandemic and (iii) an increase in the contractual fees paid to us by Caesars for the use of our golf courses pursuant to the Golf Course Use Agreement.
Operating Expenses
For the years ended December 31, 2021 and 2020, our operating expenses were comprised of the following items:

(In thousands)	2021	2020	Variance
General and administrative	$33,122	$30,661	$2,461
Depreciation	3,091	3,731	(640)
Other expenses	27,808	15,793	12,015
Golf expenses	20,762	17,632	3,130
Change in allowance for credit losses	(19,554)	244,517	(264,071)
Transaction and acquisition expenses	10,402	8,684	1,718
Total operating expenses	$75,631	$321,018	$(245,387)
General and Administrative Expenses
General and administrative expenses increased $2.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $12.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of the HNO Ground Lease as part of the Harrah’s Original Call Properties Acquisitions in July 2020. Refer to Note 3 - Property Transactions for further description of the HNO Ground Lease.
Golf Expenses
Expenses from golf operations increased $3.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily driven by an increase in rounds of golf played across our golf courses. Additionally, even though our courses were closed from mid-March 2020 until early to mid-May as a result of the COVID-19 pandemic, we continued to pay all of our golf course employees their full salaries and benefits for a period of time and, accordingly, the change in our golf course operating revenues during this time was not proportionately offset by the change in golf course operating expenses.
In addition, $3.1 million and $3.7 million of depreciation expense was incurred primarily by the golf business during the year ended December 31, 2021 and 2020, respectively.
Change in Allowance for Credit Losses
Under ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), we are required to record an estimated credit loss for our (i) Investments in leases - sales-type, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the year ended December 31, 2021, we recognized a $19.6 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the reasonable and supportable period probability of default of our tenants or borrowers and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during 2021, (ii) the decrease in the long term period probability of default due to an upgrade of the credit rating of the senior secured debt used to determine the long term period probability of default for one of our tenants during 2021 and (iii) the decrease in the reasonable and supportable period probability of default and loss given default as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by an increase in the existing amortized cost balances subject to the CECL allowance.

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
Transaction and Acquisition Expenses
Transaction and acquisition costs increased $1.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the years ended December 31, 2021 and 2020, our non-operating income and expenses were comprised of the following items:

(In thousands)	2021	2020	Variance
Interest expense	$(392,390)	$(308,605)	$(83,785)
Interest income	120	6,795	(6,675)
Loss from extinguishment of debt	(15,622)	(39,059)	23,437
Gain upon lease modification	—	333,352	(333,352)
Interest Expense
Interest expense increased $83.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily driven by (i) the $64.2 million payment in connection with the early settlement of the outstanding interest rate swap agreements, (ii) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility and (iii) the increase in aggregate debt of $2.5 billion from the February 2020 Senior Unsecured Notes offering.
Additionally, the above increase was partially offset by (i) the redemption of the Second Lien Notes in February 2020, (ii) the full repayment of the Term Loan B Facility in September 2021 and (iii) a decrease in the weighted average annualized interest rate of our debt to 4.04% during the year ended December 31, 2021 from 4.47% during the year ended December 31, 2020 as a result of (a) the weighted average interest rate on the February 2020 Senior Unsecured Notes being lower than the weighted average interest rate of the Second Lien Notes and (b) a decrease in LIBOR on the $600.0 million portion of our variable rate debt that was not hedged for the portion of the period the Term Loan B Facility was still outstanding.
Interest Income
Interest income decreased $6.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by an overall decrease in our cash on hand throughout the current year as compared to the prior year, coupled with a decrease in the interest rates earned on our excess cash.
Loss on Extinguishment of Debt
During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $15.6 million resulting from the write-off of the unamortized deferred financing fees in connection with the full repayment of our Term Loan B Facility in September 2021. During the year ended December 31, 2020, we recognized a loss on extinguishment of debt of $39.1 million resulting from the full redemption of our Second Lien Notes in February 2020.

Gain Upon Lease Modification
In 2020, in connection with the Eldorado Transaction and as required under ASC 842, we reassessed the lease classification of the Las Vegas Master Lease Agreement, Regional Master Lease Agreement and Joliet Lease Agreement and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. As a result of the reclassifications of the Caesars Lease Agreements from direct financing and operating leases to sales-type leases, in 2020, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the assets and their carrying values immediately prior to the modification. No such similar transaction occurred in the current year.
Results of Operations for the Years Ended December 31, 2020 and 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 18, 2021 and incorporated by reference herein.
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

Reconciliation of Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

(In thousands, except share data and per share data)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income attributable to common stockholders	$1,013,851	$891,674
Real estate depreciation	—	—
FFO	1,013,851	891,674
Non-cash leasing and financing adjustments	(119,426)	(39,803)
Non-cash change in allowance for credit losses	(19,554)	244,517
Non-cash stock-based compensation	9,371	7,388
Transaction and acquisition expenses	10,402	8,684
Amortization of debt issuance costs and original issue discount	71,452	19,872
Other depreciation	2,970	3,615
Capital expenditures	(2,490)	(2,200)
Loss on extinguishment of debt and interest rate swap settlements (1)	79,861	39,059
Non-cash gain upon lease modification	—	(333,352)
Non-cash adjustments attributable to non-controlling interest	1,000	(3,650)
AFFO	1,047,437	835,804
Interest expense, net	256,579	281,938
Income tax expense	2,887	831
Adjusted EBITDA	$1,306,903	$1,118,573

Net income per common share
Basic	$1.80	$1.76
Diluted	$1.76	$1.75
FFO per common share
Basic	$1.80	$1.76
Diluted	$1.76	$1.75
AFFO per common share
Basic	$1.86	$1.65
Diluted	$1.82	$1.64
Weighted average number of common shares outstanding
Basic	564,467,362	506,140,642
Diluted	577,066,292	510,908,755
____________________
(1) Includes swap breakage costs of approximately $64.2 million incurred by VICI PropCo on September 15, 2021 in connection with the early settlement of the outstanding interest rate swap agreements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2021, our available cash balances, capacity under our Secured Revolving Credit Facility and additional available proceeds were as follows:

(In thousands)	December 31, 2021
Cash and cash equivalents	$739,614
Capacity under the Secured Revolving Credit Facility (1)	1,000,000
Proceeds available from settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements (2)	3,222,142
Total	$4,961,756
____________________
(1)Subsequent to year end, on February 8, 2022, we entered into the Credit Agreement providing for the Credit Facilities, comprised of the Revolving Credit Facility in the amount of $2.5 billion and the Delayed Draw Term Loan in the amount of $1.0 billion, and concurrently terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and Existing Credit Agreement. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 50,000,000 and 69,000,000 shares under the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements, respectively, at the forward sale price of $27.84 and $26.53, respectively, calculated as of December 31, 2021. Subsequent to year end, on February 18, 2022, we physically settled the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements for total net proceeds of $3,219.2 million based on the forward sale prices as of the date of settlement. The proceeds from the settlement were used to pay for a portion of the purchase price of the Venetian Acquisition.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our Lease Agreements, existing borrowings from banks, including our Delayed Draw Term Loan and undrawn capacity under our Revolving Credit Facility, and proceeds from future issuances of debt and equity securities (including issuances under our ATM Agreement (as defined below)) for the next 12 months and in future periods.
All of the Lease Agreements call for an initial term of between fifteen and thirty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition, and may continue to do so, due to the impact of operating restrictions and limitations imposed from time to time, as well as potential property reclosures. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2025. For more information, refer to the risk factors in Part I. Item 1A. Risk Factors.
Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the COVID-19 pandemic. In particular, in connection with the COVID-19 pandemic and its impact on our tenants’ operations and financial performance, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. In addition, any such tenant default or failure to make full rental payments could impact our operating performance and result in us not satisfying the financial covenants applicable to our outstanding indebtedness, which could result in us not being able to incur additional debt, or result in a default. Further, current or future economic conditions could impact our tenants’ ability to meet capital improvement requirements or other obligations required in our Lease Agreements that could result in a decrease in the value of our properties.
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

Material Cash Requirements
Contractual Obligations
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For more information on our material contractual commitments refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2021, we have $4.8 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of December 31, 2021. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2022	2023	2024	2025	2026 and Thereafter
Long-term debt, principal(1)
2025 Notes (2)	$750,000	$—	$—	$—	$750,000	$—
2026 Notes (2)	1,250,000	—	—	—	—	1,250,000
2027 Notes (2)	750,000	—	—	—	—	750,000
2029 Notes (2)	1,000,000	—	—	—	—	1,000,000
2030 Notes (2)	1,000,000	—	—	—	—	1,000,000
Secured Revolving Credit Facility(3)	—	—	—	—	—	—
Scheduled interest payments	1,262,469	198,802	198,802	196,427	181,875	486,563
Total debt contractual obligations	6,012,469	198,802	198,802	196,427	931,875	4,486,563

Leases and contracts
Future funding commitments – loan investments and lease agreements(4)	60,886	45,886	—	—	—	15,000
Operating lease for Cascata Golf Course Land	18,816	951	970	990	1,009	14,896
Golf maintenance contract for Rio Secco and Cascata Golf Course	6,906	3,453	3,453	—	—	—
Office leases	7,726	933	857	857	899	4,180
Total leases and contract obligations	94,334	51,223	5,280	1,847	1,908	34,076

Total contractual commitments	$6,106,803	$250,026	$204,082	$198,274	$933,783	$4,520,639
________________________________________
(1) Does not include long-term debt expected to be incurred to fund the consummation of the MGP Transactions.
(2) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(3) Subsequent to year end, on February 8, 2022, we entered into the Credit Agreement providing for the Credit Facilities, comprised of the Revolving Credit Facility in the amount of $2.5 billion and the Delayed Draw Term Loan in the amount of $1.0 billion, and concurrently terminated our Secured Revolving

Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and Existing Credit Agreement. Refer to Note 7 - Debt for further information regarding the Credit Agreement.
(4) The allocation of our future funding commitments is based on the construction draw schedule, commitment funding date or expiration date, as applicable, although we may be obligated to fund these commitments earlier than such date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. We are also committed to funding the pending MGP Transactions, which are expected to close in the first half of 2022. We expect to fund the MGP Transactions with a mix of cash on hand and debt (through up to an additional $4.4 billion of long-term debt financing and/or under the MGP Transactions Bridge Facility, as the case may be). In particular, we currently intend to issue additional senior unsecured notes to fund a portion of the cash consideration for the entire cash portion of the MGP Transactions, but, absent such a long-term debt financing, we may draw on the MGP Transactions Bridge Facility in connection with the closing of the MGP Transactions to fund a portion of the consideration and then, in the future, would expect to incur long-term debt financing to refinance such amounts borrowed under the MGP Transactions Bridge Facility, as applicable, subject to market and other conditions. We anticipate funding future transactions with a mix of debt, equity and available cash.
Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$896,350	$883,640	$12,710
Provided by (used in) investing activities	41,449	(4,548,759)	4,590,208
(Used in) provided by financing activities	(514,178)	2,879,219	(3,393,397)
Net increase (decrease) in cash, cash equivalents and restricted cash	$423,621	$(785,900)	$1,209,521
Cash Flows from Operating Activities
Net cash provided by operating activities increased $12.7 million for the year ended December 31, 2021 compared with the year ended December 31, 2020. The increase is primarily driven by an increase in cash rental income from the Eldorado Transaction in July 2020 and interest income from the addition of the Amended and Restated ROV Loan, the Chelsea Piers Mortgage Loan, the Forum Convention Center Mortgage Loan and the Great Wolf Mezzanine Loan to our real estate portfolio in July 2020, August 2020, September 2020 and June 2021, respectively. The increase was partially offset by the $64.2 million payment for early settlement of the outstanding interest rate swap agreements in September 2021.
Cash Flows from Investing Activities
Net cash provided by investing activities increased $4,590.2 million for the year ended December 31, 2021 compared with the year ended December 31, 2020.
During the year ended December 31, 2021, the primary sources and uses of cash from investing activities included:
•Proceeds from the repayment of the Amended and Restated ROV Loan and receipt of deferred fees of $70.4 million;
•Payments to fund a portion of the Great Wolf Mezzanine Loan totaling $33.6 million;
•Proceeds from net maturities of short-term investments of $20.0 million;
•Proceeds from the sale of certain parcels of vacant land and Louisiana Downs in the aggregate amount of $13.3 million;
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million;
•Capitalized transaction costs of $20.7 million; and
•Acquisition of property and equipment costs of $2.5 million.

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
Cash Flows from Financing Activities
Net cash used in financing activities decreased $3,393.4 million for the year ended December 31, 2021 compared with the year ended December 31, 2020.
During the year ended December 31, 2021, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $2,385.8 million of our common stock from our September 2021 equity offering and pursuant to the full physical settlement of the June 2020 Forward Sale Agreement;
•Full repayment of the $2,100.0 million outstanding aggregate principal amount of our Term Loan B Facility;
•Dividend payments of $758.8 million;
•Debt issuance costs of $31.1 million; and
•Distributions of $8.3 million to non-controlling interest.
During the year ended December 31, 2020, the primary sources and uses of cash from financing activities included:
•Net proceeds from the sale of an aggregate of $1,539.7 million of our common stock pursuant to the full physical settlement of our June 2019 Forward Sale Agreements, the partial physical settlement of our common stock pursuant to our June 2020 Forward Sale Agreement and pursuant to our ATM Program (as defined below);
•Gross proceeds from our February 2020 Senior Unsecured Notes offering of $2,500.0 million;
•Reimbursement of the CPLV CMBS Debt prepayment penalty from Caesars in the amount of $55.4 million;
•Full redemption of the $498.5 million outstanding aggregate principal amount of our Second Lien Notes, as well as the $39.0 million Second Lien Notes Applicable Premium, plus fees;
•Dividend payments of $612.2 million;
•Debt issuance costs of $57.8 million; and
•Distributions of $8.2 million to non-controlling interest
Debt
For a summary of our debt obligations as of December 31, 2021, refer to Note 7 - Debt. For a summary of our financing activities in 2021 refer to “Summary of Significant 2021 Activity - Financing and Capital Markets Activity” above.
Covenants
Our debt obligations are subject to certain customary financial and operating covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status.
At December 31, 2021, the Company was in compliance with all required debt-related financial covenants.

Non-Guarantor Subsidiaries of Senior Unsecured Notes
The subsidiaries of the Operating Partnership that do not guarantee the Senior Unsecured Notes (as defined in Note 7 - Debt) accounted for: (i) 4.6% of the Operating Partnership’s revenue (or 4.5% of our consolidated revenue) for the fiscal year ended December 31, 2021 and (ii) 3.7% of the Operating Partnership’s total assets (or 3.7% of our consolidated total assets) as of December 31, 2021. All subsidiary guarantees were released upon the execution of the Credit Agreement on February 8, 2022.
CRITICAL ACCOUNTING ESTIMATES
Our Financial Statements are prepared in accordance with GAAP which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We believe that the following discussion addresses our most critical accounting estimates, which are those that have a significant level of estimation uncertainty, requiring our most difficult, subjective and complex judgments, and significantly impacts the Balance Sheet and Statement of Operations in the reporting period. Actual results may differ from the estimates. Refer to Note 2 - Summary of Significant Accounting Policies for a full discussion of our accounting policies.
Lease Accounting
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property to determine whether each component should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the land and building property components upon acquisition and the estimation of the unguaranteed residual value of such components at the end of the non-cancelable lease term. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.
Management uses industry standard practices to estimate both the value assigned to the land and building property components upon acquisition and the unguaranteed residual value of such components, including comparable sales and replacement cost analyses. Although management believes its estimate of both the value assigned to the land and building property components upon acquisition and the unguaranteed residual value of such components is reasonable, no assurance can be given that such amounts will be correct. In particular a change in the estimates could have a material impact on the lease classification determination and the timing and amount of income recognized over the life of the lease.
Allowance for Credit Losses
ASC 326 “Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans. We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
Given the length of our leases, the Long-Term Period PD and LGD are the most material and significant drivers of the CECL allowance. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. Changes to the Long-Term Period PD and LGD are generally driven by (i) updated studies from the nationally recognized data analytics firm we employ to assist us with calculating the allowance and (ii) changes in the credit rating assigned to our tenants and their parent guarantors.

The following table illustrates the impact on the CECL allowance of our investment portfolio as a result of a 10% increase and decrease in the weighted average percentages used to estimate Long-Term PD and LGD of all of our tenants and their parent guarantors:

($ in thousands)	Long-Term PD		Long-Term LGD
Change	Change in CECL Allowance %	Change in CECL Allowance $	Change in CECL Allowance %	Change in CECL Allowance $
10% increase	0.24%	$41,604	0.30%	$52,250
10% decrease	(0.26)%	$(43,147)	(0.30)%	$(50,333)
Although management believes its estimate of the Long-Term PD and LGD described above is reasonable, no assurance can be given that the Long-Term PD and LGD for our tenants, or other drivers of the CECL allowance, will be correct. Any significant variation of Long-Term PD or LGD from management’s expectations could have a material impact on our financial condition and operating results.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of December 31, 2021, we had $4,750.0 million aggregate principal amount of outstanding indebtedness, all of which has fixed rate interest.
Additionally, we are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. In a rising interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
Capital Markets Risks
We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through long-term indebtedness, borrowings under credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

ITEM 8.	Financial Statements and Supplementary Financial Data
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 - Exhibits and Financial Statement Schedule of this Form 10-K appear on pages F-2 to F-57. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in pages S-1 to S-4 to the consolidated financial statements.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
(a)(2).     Financial Statement Schedule.
See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Caesars Entertainment Operating Company, Inc., et al., under Chapter 11 of the Bankruptcy Code, dated January 13, 2016.		T-3/A of VICI Properties 1 LLC	T3E-2	8/11/2017

2.2	Separation Agreement, dated as of October 6, 2017, between Caesars Entertainment Operating Company, Inc. and VICI Properties Inc.		8-K	2.1	10/11/2017

2.3	Purchase and Sale Agreement dated as of July 11, 2018 by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC		8-K	2.2	7/12/2018

2.4	Master Transaction Agreement, dated August 4, 2021 by and among the Company, MGP, MGP OP, REIT Merger Sub, Existing VICI OP, New VICI Operating Company and MGM		8-K	2.1	8/5/2021

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

3.3	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

3.4	Amended and Restated Bylaws of VICI Properties Inc. (as amended April 30, 2020)		10-Q	3.1	7/29/2020

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.3	3.500% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	2/20/2020

4.4	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.5	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/20/2020

4.6	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3	Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.3	2/18/2021

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.4	10/27/2021

10.5	Sixth Amendment to Las Vegas Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	X

10.6+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC		8-K	10.2	7/21/2020

10.7+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto		10-Q	10.13	10/28/2020

10.8	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto		10-K	10.6	2/18/2021

10.9	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto		10-Q	10.5	10/27/2021

10.10+	Ninth Amendment to Regional Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto	X

10.11	Tenth Amendment to Regional Lease, dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto	X

10.12+	Lease (Joliet) (Conformed through Second Amendment), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		8-K	10.3	7/21/2020

10.13	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-Q	10.14	10/28/2020

10.14	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-K	10.9	2/18/2021

10.15	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-Q	10.6	10/27/2021

10.16	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	X

10.17	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020		10-Q	10.16	10/28/2020

10.18	Second Amendment, dated as of July 20, 2020, to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC	8-K	10.12	7/21/2020

10.19	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)	8-K	10.4	7/21/2020

10.20	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease)	8-K	10.5	7/21/2020

10.21	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Joliet Lease)	8-K	10.6	7/21/2020

10.22	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans	8-K	10.7	7/21/2020

10.23	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC	8-K	10.8	7/21/2020

10.24	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC	8-K	10.1	9/18/2020

10.25	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Las Vegas Strip Assets)	8-K	10.10	7/21/2020

10.26	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Horseshoe Baltimore)	8-K	10.11	7/21/2020

10.27	Tax Matters Agreement, dated as of October 6, 2017, by and among Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	8-K	10.12	10/11/2017

10.28	Credit Agreement, dated as of February 8, 2022, among VICI Properties LP, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	2/8/2022

10.29	Debt Commitment Letter, dated August 4, 2021, from Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc.	8-K	10.1	8/5/2021

10.30	Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.	8-K	10.23	10/11/2017

10.31	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.	10	10.20	9/28/2017

10.32†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne	8-K	10.1	9/26/2019

10.33†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak	8-K	10.2	9/26/2019

10.34†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske		8-K	10.3	9/26/2019

10.35†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher		8-K	10.4	9/26/2019

10.36†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.37†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan		10-K	10.52	2/14/2019

10.38†	Form of Restricted Stock Grant		10-K	10.39	3/28/2018

10.39†	Form of LTIP Time-Based Restricted Stock Grant Agreement		8-K	10.1	8/30/2018

10.40†	Form of LTIP Performance-Based Restricted Stock Unit Agreement		8-K	10.2	8/30/2018

21.1	Subsidiaries of VICI Properties Inc.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
† Management contracts and compensation plans and arrangements.
+ Portions of the exhibits have been redacted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

February 23, 2022	By:	/S/ EDWARD B. PITONIAK
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

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 23, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 23, 2022
David A. Kieske	(Principal Financial Officer)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 23, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 23, 2022
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 23, 2022
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 23, 2022
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 23, 2022
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 23, 2022
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 23, 2022
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Change in Accounting Principle
As discussed in Note 5 to the financial statements, effective January 1, 2020, the Company adopted Accounting Standard Update No. 2016-13 - Financial Instruments-Credit Losses (Topic 326) using the modified retrospective approach.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses— Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases, lease financing receivables and loans. This model requires the Company to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease, lease financing receivable or loan and discount these cash flows at the asset’s effective interest rate.
Expected losses within the Company’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants or borrowers and their parent guarantors over the life of each sales-type lease, lease financing receivable or loan by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants or borrowers and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Company’s tenants or borrowers and their parent guarantors. Significant inputs to the Company’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenant’s or borrower’s and their parent guarantor’s credit profile as well as the cash flows from each sales-type lease, lease financing receivable or loan.
Given the significant amount of judgment required by management to estimate the allowance for credit losses, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on the Company’s portfolio of sales-type leases, lease financing receivables and loans required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the Company’s sales-type leases, lease financing receivables and loans included the following, among others:
•We tested the effectiveness of controls over the allowance for credit losses, including management’s controls over the data used in the model.
•With the assistance of our credit specialists, we evaluated the reasonableness of the model’s methodology, which includes PD and LGD assumptions.
•We tested the inputs used to determine the short-term and long-term PD of the tenants or borrowers and their parent guarantors by agreeing the respective credit rating and equity value of each entity to independent data.
•We reconciled the cash flow inputs used in the CECL model by agreeing them to the respective contractual agreements.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2022
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standard Update No. 2016-13 - Financial Instruments-Credit Losses (Topic 326).
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
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2022

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$13,136,664	$13,027,644
Investments in leases - financing receivables, net	2,644,824	2,618,562
Investments in loans, net	498,002	536,721
Land	153,576	158,190
Cash and cash equivalents	739,614	315,993
Short-term investments	—	19,973
Other assets	424,693	386,530
Total assets	$17,597,373	$17,063,613

Liabilities
Debt, net	$4,694,523	$6,765,532
Accrued expenses and deferred revenue	113,530	155,807
Dividends payable	226,309	176,992
Other liabilities	375,837	471,537
Total liabilities	5,410,199	7,569,868

Commitments and Contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 628,942,092 and 536,669,722 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6,289	5,367
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	11,755,069	9,363,539
Accumulated other comprehensive income (loss)	884	(92,521)
Retained earnings	346,026	139,454
Total VICI stockholders’ equity	12,108,268	9,415,839
Non-controlling interest	78,906	77,906
Total stockholders’ equity	12,187,174	9,493,745
Total liabilities and stockholders’ equity	$17,597,373	$17,063,613
_______________________________________________________
Note: As of December 31, 2021 and December 31, 2020, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $434.9 million, $91.1 million, $0.8 million and $6.5 million, respectively, and $454.2 million, $91.0 million, $1.8 million, and $6.9 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Income from sales-type and direct financing leases	$1,167,972	$1,007,508	$822,205
Income from operating leases	—	25,464	43,653
Income from lease financing receivables and loans	283,242	153,017	—
Other income	27,808	15,793	—
Golf revenues	30,546	23,792	28,940
Total revenues	1,509,568	1,225,574	894,798

Operating expenses
General and administrative	33,122	30,661	24,569
Depreciation	3,091	3,731	3,831
Other expenses	27,808	15,793	—
Golf expenses	20,762	17,632	18,901
Change in allowance for credit losses	(19,554)	244,517	—
Transaction and acquisition expenses	10,402	8,684	4,998
Total operating expenses	75,631	321,018	52,299

Interest expense	(392,390)	(308,605)	(248,384)
Interest income	120	6,795	20,014
Loss from extinguishment of debt	(15,622)	(39,059)	(58,143)
Gain upon lease modification	—	333,352	—
Income before income taxes	1,026,045	897,039	555,986
Income tax expense	(2,887)	(831)	(1,705)
Net income	1,023,158	896,208	554,281
Less: Net income attributable to non-controlling interest	(9,307)	(4,534)	(8,317)
Net income attributable to common stockholders	$1,013,851	$891,674	$545,964

Net income per common share
Basic	$1.80	$1.76	$1.25
Diluted	$1.76	$1.75	$1.24

Weighted average number of common shares outstanding
Basic	564,467,362	506,140,642	435,071,096
Diluted	577,066,292	510,908,755	439,152,946

Other comprehensive income
Net income attributable to common stockholders	$1,013,851	$891,674	$545,964
Unrealized gain (loss) on cash flow hedges	29,166	(27,443)	(42,954)
Reclassification of realized loss on cash flow hedges to net income	64,239	—	—
Comprehensive income attributable to common stockholders	$1,107,256	$864,231	$503,010
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	$4,047	$6,648,430	$(22,124)	$187,096	$6,817,449	$83,573	$6,901,022
Net income	—	—	—	545,964	545,964	8,317	554,281
Issuance of common stock, net	562	1,163,983	—	—	1,164,545	—	1,164,545
Distributions to non-controlling interest	—	—	—	—	—	(8,084)	(8,084)
Dividends declared ($1.1700 per common share)	—	—	—	(524,991)	(524,991)	—	(524,991)
Stock-based compensation, net of forfeitures	1	5,169	—	—	5,170	—	5,170
Unrealized loss on cash flow hedges	—	—	(42,954)	—	(42,954)	—	(42,954)
Balance as of December 31, 2019	4,610	7,817,582	(65,078)	208,069	7,965,183	83,806	8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net income	—	—	—	891,674	891,674	4,534	896,208
Issuance of common stock, net	755	1,538,778	—	—	1,539,533	—	1,539,533
Distributions to non-controlling interest	—	—	—	—	—	(8,186)	(8,186)
Dividends declared ($1.2550 per common share)	—	—	—	(653,175)	(653,175)	—	(653,175)
Stock-based compensation, net of forfeitures	2	7,179	—	—	7,181	—	7,181
Unrealized loss on cash flow hedges	—	—	(27,443)	—	(27,443)	—	(27,443)
Balance as of December 31, 2020	5,367	9,363,539	(92,521)	139,454	9,415,839	77,906	9,493,745
Net income	—	—	—	1,013,851	1,013,851	9,307	1,023,158
Issuance of common stock, net	919	2,383,896	—	—	2,384,815	—	2,384,815
Distributions to non-controlling interest	—	—	—	—	—	(8,307)	(8,307)
Dividends declared ($1.3800 per common share)	—	—	—	(807,279)	(807,279)	—	(807,279)
Stock-based compensation, net of forfeitures	3	7,634	—	—	7,637	—	7,637
Unrealized gain on cash flow hedges	—	—	29,166	—	29,166	—	29,166
Reclassification of realized loss on cash flow hedges to net income	—	—	64,239	—	64,239	—	64,239
Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$1,023,158	$896,208	$554,281
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(119,969)	(41,764)	239
Stock-based compensation	9,371	7,388	5,223
Depreciation	3,091	3,731	3,831
Amortization of debt issuance costs and original issue discount	71,452	19,872	33,034
Change in allowance for credit losses	(19,554)	244,517	—
Loss on extinguishment of debt	15,622	39,059	58,143
Gain upon lease modification	—	(333,352)	—
Change in operating assets and liabilities:
Other assets	830	(3,065)	(5,635)
Accrued expenses and deferred revenue	(88,127)	49,588	32,704
Other liabilities	476	1,458	339
Net cash provided by operating activities	896,350	883,640	682,159

Cash flows from investing activities
Investments in leases - sales-type and direct financing	—	(1,407,260)	(1,812,404)
Investments in leases - financing receivables	(6,000)	(2,694,503)	—
Investments in loans	(33,614)	(535,476)	—
Principal repayments of lease financing receivables	543	1,961	—
Principal repayments of loan and receipts of deferred fees	70,448	—	—
Capitalized transaction costs	(20,697)	(264)	(8,698)
Investments in short-term investments	—	(19,973)	(440,353)
Maturities of short-term investments	19,973	59,474	901,756
Proceeds from sale of real estate	13,301	50,050	1,044
Acquisition of property and equipment	(2,505)	(2,768)	(2,724)
Net cash provided by (used in) investing activities	41,449	(4,548,759)	(1,361,379)

Cash flows from financing activities
Proceeds from offering of common stock	2,385,779	1,539,748	1,164,307
Proceeds from February 2020 Senior Unsecured Notes	—	2,500,000	—
Proceeds from November 2019 Senior Unsecured Notes	—	—	2,250,000
Repayment of Term Loan B Facility	(2,100,000)	—	—
Redemption of Second Lien Notes	—	(537,538)	—
Repayment of CPLV CMBS Debt	—	—	(1,663,544)
CPLV CMBS Debt prepayment penalty reimbursement	—	55,401	—
Repurchase of stock for tax withholding	(1,734)	(207)	—
Debt issuance costs	(31,126)	(57,794)	(56,055)
Distributions to non-controlling interest	(8,307)	(8,186)	(8,084)
Dividends paid	(758,790)	(612,205)	(503,958)
Net cash (used in) provided by financing activities	(514,178)	2,879,219	1,182,666

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

Net increase (decrease) in cash, cash equivalents and restricted cash	423,621	(785,900)	503,446
Cash, cash equivalents and restricted cash, beginning of period	315,993	1,101,893	598,447
Cash, cash equivalents and restricted cash, end of period	$739,614	$315,993	$1,101,893

Supplemental cash flow information:
Cash paid for interest	$323,219	$262,464	$209,379
Cash paid for income taxes	1,790	561	2,590
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$226,419	$177,894	$137,149
Debt issuance costs payable	43,005	—	16,066
Deferred transaction costs payable	3,877	496	1,314
Non-cash change in Investments in leases - financing receivables	21,139	8,116	—
Lease liabilities arising from obtaining right-of-use assets	—	282,054	26,516
Transfer of Investments in leases - operating to Investments in leases - sales-type and direct financing due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	—	1,023,179	—
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Eldorado Transaction	—	63,479	—
CPLV CMBS Debt prepayment penalty reimbursement receivable from Caesars	—	—	55,401
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
“Apollo” refers to Apollo Global Management, Inc., a Delaware corporation, and, as the context requires, certain of its subsidiaries and affiliates.
“BREIT JV” refers to the joint venture between MGP and Blackstone Real Estate Income Trust, Inc. in which the Company will retain MGP’s existing 50.1% ownership stake following the closing of the MGP Transactions.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“CPLV Lease Agreement” refers to the lease agreement for Caesars Palace Las Vegas, as amended from time to time, which was combined with the HLV Lease Agreement into the Las Vegas Master Lease Agreement upon the consummation of the Eldorado Transaction.
“Credit Agreement” refers to the Credit Agreement, dated as of February 8, 2022, by and among the Operating Partnership, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time.
“Credit Facilities” refers collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
“Delayed Draw Term Loan” refers to the three-year unsecured delayed draw term loan facility of the Operating Partnership provided under the Credit Agreement.
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
“Hard Rock” means Seminole Hard Rock International, LLC, and, as the context requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019.
“Hard Rock Cincinnati Lease Agreement” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“Harrah’s Original Call Properties” refers to the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, which we purchased on July 20, 2020 upon the consummation of the Eldorado Transaction. The Harrah’s Original Call Properties were previously referred to as the “MTA Properties”.
“HLV Lease Agreement” refers to the lease agreement for the Harrah’s Las Vegas facilities, as amended from time to time, which was combined with the CPLV Lease Agreement into the Las Vegas Master Lease Agreement upon the consummation of the Eldorado Transaction.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
“Lease Agreements” refer collectively to the Caesars Lease Agreements, the Penn National Lease Agreements, the Hard Rock Cincinnati Lease Agreement, the Century Portfolio Lease Agreement, the JACK Cleveland/Thistledown Lease Agreement, the EBCI Lease Agreement and the Venetian Lease Agreement, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease Agreement” refers to the lease agreement for Margaritaville, as amended from time to time.
“Mergers” refers to a series of transactions contemplated under the MGP Master Transaction Agreement, consisting of (i) the contribution of our interest in the Operating Partnership to New VICI Operating Company, which will serve as our new operating company, followed by (ii) the merger of MGP with and into REIT Merger Sub, with REIT Merger Sub surviving the merger, followed by (iii) the distribution by REIT Merger Sub of the interests of the general partner of MGP OP to the Operating Partnership and, (iv) the merger of REIT Merger Sub with and into MGP OP, with MGP OP surviving such merger.
“MGM” refers to MGM Resorts International, a Delaware corporation, and, as the context requires, its subsidiaries.
“MGM Master Lease Agreement” refers to the form of amended and restated triple-net master lease to be entered into by us and MGM with respect to certain MGM properties that will be owned by us upon consummation of the MGP Transactions.
“MGM Tax Protection Agreement” refers to the form of tax protection agreement that we have agreed to enter into with MGM upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to that certain Master Transaction Agreement between the Company, MGP, MGP OP, the Operating Partnership, Venus Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”), VICI Properties OP LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“New VICI Operating Company”), and MGM entered into on August 4, 2021.
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, and, as the context requires, its subsidiaries.
“MGP OP Notes” refers collectively to the notes issued by MGP OP and MGP Finance Co-Issuer, Inc. (“MGP Co-Issuer” and, together with MGP OP, the “MGP Issuers”), consisting of (i) the 5.625% Senior Notes due 2024 issued pursuant to the indenture, dated as of April 20, 2016, (ii) the 4.625% Senior Notes due 2025 issued pursuant to the indenture, dated as of June 5, 2020, (iii) the 4.500% Senior Notes due 2026 issued pursuant to the indenture, dated as of August 12, 2016, (iv) the 5.750% Senior Notes due 2027 issued pursuant to the indenture, dated as of January 25, 2019, (v) the 4.500% Senior Notes due 2028 issued pursuant to the indenture, dated as of September 21, 2017, and (vi) the 3.875% Senior Notes due 2029 issued pursuant to the indenture, dated as of November 19, 2020, in each case, as amended or supplemented as of the date hereof, among the MGP Issuers, the subsidiary guarantors party thereto (the “MGP Subsidiary Guarantors”) and U.S. Bank National Association, as trustee (the “MGP Trustee”).

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“MGP Transactions” refers, collectively, to a series of transactions pursuant to the MGP Master Transaction Agreement between us, MGP and MGM and the other parties thereto in connection with our acquisition of MGP, as contemplated by the MGP Master Transaction Agreement, including the MGM Tax Protection Agreement and the MGM Master Lease Agreement.
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
“Revolving Credit Facility” refers to the four-year unsecured revolving credit facility of the Operating Partnership provided under the Credit Agreement.
“Second Lien Notes” refers to $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 issued by a subsidiary of the Operating Partnership in October 2017, the remaining $498.5 million aggregate principal amount outstanding as of December 31, 2019 of which was redeemed in full on February 20, 2020.
“Secured Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo in December 2017, as amended, which was terminated on February 8, 2022.
“Seminole Hard Rock” means Seminole Hard Rock Entertainment, Inc.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time, which was repaid in full on September 15, 2021.
“Venetian Acquisition” refers to our acquisition of the Venetian Resort, with Apollo, which closed on February 23, 2022.
“Venetian Lease Agreement” refers to the lease agreement for the Venetian Resort.
“Venetian Resort” refers to the land and real estate assets associated with the Venetian Resort Las Vegas and Venetian Expo, located in Las Vegas, Nevada, which we purchased on February 23, 2022.
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our national, geographically diverse portfolio consisted of 27 market-leading properties, including Caesars Palace Las Vegas and Harrah’s Las Vegas (and following the closing of the acquisition of the Venetian Resort on February 23, 2022, our portfolio consists of 28 properties). Our properties are leased to, and our tenants are, subsidiaries of Caesars, Penn National, Hard Rock, Century Casinos, JACK Entertainment and EBCI (and following the closing of the acquisition of the Venetian Resort on February 23, 2022, an entity managed by Apollo also became one of our tenants). We also own and operate four championship golf courses located near certain of our properties.
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
Impact of the COVID-19 Pandemic on our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. Due to prior closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic, including emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
All of our tenants have fulfilled their rent obligations through February 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of December 31, 2021 and 2020, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $20.0 million of short-term investments as of December 31, 2020. We did not have any short-term investments as of December 31, 2021.
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
Upon the consummation of the Eldorado Transaction on July 20, 2020, we reassessed the classification of the Caesars Lease Agreements and determined that the Harrah’s Original Call Properties Acquisitions (as defined in Note 3 - Property Transactions) meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Regional Master Lease Agreement. We determined that the land and building components of the Harrah’s Original Call Properties meet the definition of a sales-type lease and, since we purchased and leased the assets back to Caesars, control is not considered to have transferred to us under GAAP. Accordingly, the Harrah’s Original Call Properties are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”), which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans.
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which is used to project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants or borrowers and their parent guarantors over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants or borrowers and their parent guarantors. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-Term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant or borrower and the parent guarantor and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 35 years that have similar credit profiles or characteristics to our tenants or borrowers and their parent guarantors. We are unable to use our historical data to estimate losses as we have no loss history to date.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2021, 2020 and 2019.
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
•Eastside Property. In 2017, we sold 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, to Caesars for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put/call option on the land parcels and the Caesars Forum Convention Center. The amount of $73.6 million is presented as Land with a corresponding amount of $73.6 million recorded in Other liabilities in our Balance Sheet.
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
We previously recorded the sub-lease income as a component of General and administrative expenses on a net basis with the sub-lease expense. Beginning with the three months ended March 31, 2020, we recorded these amounts to be presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the year ended December 31, 2019, such amounts, included net in General and administrative expenses, were $2.9 million.

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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income (loss) is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income (loss) on our Balance Sheet with a corresponding change in Unrealized gain (loss) on cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Golf Revenues
VICI Golf and Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby certain subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2021, payments under the Golf Course Use Agreement were comprised of a $10.5 million annual membership fee, $3.2 million of use fees and approximately $1.3 million of minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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
The unrecognized compensation relating to awards under our stock incentive plan will be amortized to general and administrative expense over the awards’ remaining vesting periods. Vesting periods for award of equity instruments range from zero to three years.
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
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Lease Agreements represented 85%, 84%, and 93% of our lease revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 32%, 30%, and 33% of our lease revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Following the MGP Transactions, MGM will be guarantor of all the lease payment obligations of the tenants under the MGM Master Lease Agreement. We do not believe there are any other significant concentrations of credit risk.
Caesars and MGM are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the SEC. Caesars’ and MGM’s SEC filings are available to the public from the SEC’s web site at www.sec.gov. We make no representation as to the accuracy or completeness of the information regarding Caesars and MGM that is available through the SEC’s website or otherwise made available by Caesars, MGM or any third party, and none of such information is incorporated by reference in this Annual Report on Form 10-K.
Reclassifications
As of December 31, 2021 we reclassified amounts previously presented as Accrued interest, Deferred revenue and certain operating accounts payable and accrued expenses previously presented in Other liabilities to Accrued expenses and deferred revenue on the Balance Sheet. In addition, we reclassified the amount previously presented as Deferred financing liability to Other liabilities in the Balance Sheet. Both reclassifications were made in order to simplify our presentation and maintain consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
The following tables present the reclassification changes to Liabilities section of the Balance Sheet as of December 31, 2020, to reflect the aforementioned changes:

(In thousands)	December 31, 2020 Historical	Reclassification	December 31, 2020 As Reclassified
Liabilities
Debt, net	6,765,532	—	6,765,532
Accrued expenses and deferred revenue	—	155,807	155,807
Accrued interest	46,422	(46,422)	—
Deferred financing liability	73,600	(73,600)	—
Deferred revenue	93,659	(93,659)	—
Dividends payable	176,992	—	176,992
Other liabilities	413,663	57,874	471,537
Total liabilities	7,569,868	—	7,569,868

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3 — Property Transactions
Summary of Recent Activities
2021 Transactions
Our significant activities in 2021 are as follows:
MGP Transactions
On August 4, 2021, we entered into the MGP Master Transaction Agreement, pursuant to which we will acquire MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. MGP is a publicly traded gaming REIT and the MGP Transactions will add $1,009.0 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 33,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
MGP’s portfolio, including properties owned by the BREIT JV, includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York (and The Park, a dining and entertainment district located between New York-New York and Park MGM), Luxor and Excalibur. Outside of Las Vegas, MGP also owns eight high-quality casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage in Biloxi, Mississippi, Gold Strike Tunica in Tunica, Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, MGM Northfield Park in Northfield, Ohio, Empire City in Yonkers, New York and MGM Springfield in Springfield, Massachusetts. MGP’s portfolio includes two of the five largest hotels in the United States and two of the three largest Las Vegas resorts by room count and convention space.
We expect the MGP Transactions, which are subject to customary closing conditions, including regulatory approvals, to be completed in the first half of 2022. However, we can provide no assurances that the MGP Transactions will close in the anticipated timeframe, on the contemplated terms or at all.
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
The MGP Master Transaction Agreement contains customary covenants, representations, warranties, and closing conditions, as well as certain termination rights for MGP and us, in each case, as more fully described in the MGP Master Transaction Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including regulatory approvals.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with the MGP Master Transaction Agreement, the Company and MGP jointly prepared and filed with the SEC a Form S-4 registering the Company’s common stock issuable in the REIT Merger, declared effective by the SEC on September 23, 2021, which contains a proxy statement of the Company with respect to the special meeting of the Company’s stockholders convened for purposes of approving the issuance of the Company’s common stock in the REIT Merger and that also constitutes a prospectus of the Company and an information statement of MGP concerning the Mergers and MGM’s written consent to the REIT Merger and the transactions contemplated by the MGP Master Transaction Agreement, as described below. The proxy statement contains, subject to certain exceptions, the recommendation of the VICI board of directors that the Company stockholders vote in favor of the issuance of our common stock in the REIT Merger. At the special meeting of the Company’s stockholders held on October 29, 2021, the Company’s stockholders approved the issuance of the Company’s common stock in the REIT Merger.
•MGM Master Lease Agreement and BREIT JV Lease. Simultaneous with the closing of the Mergers, we will enter into the MGM Master Lease Agreement. The MGM Master Lease Agreement will have an initial term of 25 years, with three 10-year tenant renewal options and will have an initial total annual rent of $860.0 million, which will be reduced by $90.0 million to $770.0 million, subject to MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease. Rent under the MGM Master Lease Agreement will escalate at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the consumer price index (“CPI”), subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease will be guaranteed by MGM.
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
On September 27, 2021, we announced the early tender results of the Exchange Offers and the early participation results of the Consent Solicitations, as well as the extension of the expiration date of the Exchange Offers from October 12, 2021 to December 31, 2021 (such date and time, as the same may be further extended, the “Expiration

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Date”). Following the receipt of the requisite consents pursuant to the Consent Solicitations, on September 23, 2021, the MGP Issuers executed supplemental indentures to each of the MGP OP Notes Indentures in order to effect the proposed amendments (the “MGP OP Supplemental Indentures”). The MGP OP Supplemental Indentures will become operative upon the settlement of the Exchange Offers and the Consent Solicitations (the “Settlement Date”), which is expected to occur promptly after the Expiration Date on or about the closing date of the Mergers. To the extent the consummation of the MGP Transactions is not anticipated to occur on or before the then-anticipated Settlement Date, for any reason, the VICI Issuers anticipate continuing to extend the Expiration Date until such time that the Mergers may be consummated on or before the Settlement Date. On December 28, 2021, we announced the further extension of the Expiration Date from December 31, 2021 to February 15, 2022. On February 14, 2022, we announced the further extension of the Expiration Date to March 31, 2022.
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
•Mirage Severance Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into a new separate lease with Hard Rock related to the operation of the Mirage (the “Mirage Lease”), and enter into an amendment to the MGM Master Lease Agreement relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease Agreement, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The MGM Master Lease Agreement will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the initial annual base rent under the MGM Master Lease Agreement by $90.0 million. We expect these transactions to be completed in the second half of 2022, and they remain subject to customary closing conditions, regulatory approvals and the closing of the MGP Transactions. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.
Venetian Acquisition
Subsequent to year end, on February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from LVS for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million, and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease Agreement with the Venetian Tenant. The Venetian Lease Agreement has an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. We anticipate that the land and building components of the Venetian Lease Agreement will meet the definition of a sales-type lease and accordingly, during the three months ended March 31, 2022, we will record the corresponding asset, including related transaction and acquisition expenses, with an offsetting CECL allowance in Investments in leases - sales-type and direct financing on our Balance Sheet.
In connection with the Venetian Acquisition, we entered into a Property Growth Fund Agreement (“Venetian PGFA”) with the Venetian Tenant. Under the Venetian PGFA we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGFA, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease Agreement and calculated in accordance with a formula set forth in the Venetian PGFA. Upon execution of the PGFA we will be required to estimate a CECL allowance related to the contractual commitments to extend credit, which will be in part based on our best estimates of funding such commitments. Accordingly, during the three months ended March 31, 2022, we will record a CECL allowance for our unfunded commitment in Other liabilities.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, LVS agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease Agreement through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We are a third-party beneficiary of the Contingent Lease Support Agreement and have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease Agreement are not guaranteed by Apollo or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds.
Sale of Louisiana Downs
On November 1, 2021, we and Caesars closed on the previously announced transaction to sell Harrah’s Louisiana Downs Casino for $22.0 million to Rubico Acquisition Corp. We received $5.5 million of the proceeds from the sale and Caesars received $16.5 million of the proceeds. We did not recognize any gain or loss on the sale of Louisiana Downs as the asset was sold at its carrying amount. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
BigShots Strategic Arrangement
On September 15, 2021, we and ClubCorp Holdings, Inc. (“ClubCorp”), a portfolio company of Apollo, announced that we entered into a strategic arrangement to grow their BigShots golf subsidiary (“BigShots Golf”), whereby we may provide up to $80.0 million of mortgage financing for the construction of up to five new BigShots Golf facilities throughout the United States. As part of the non-binding arrangement, we will have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback. In addition, for so long as the mortgage financing remains outstanding and we continue to hold a majority interest therein, we expect to have a right of first offer on any additional mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) for any multisite financing related to the development of BigShots Golf’s extensive existing and growing pipeline of facilities. Pursuant to the non-binding letter agreement, the terms and conditions of any transaction between the parties will be set forth in definitive documentation.
Caesars Southern Indiana Lease Agreement
On September 3, 2021, in connection and concurrent with EBCI’s acquisition of the operations of Caesars Southern Indiana from Caesars, we entered into a triple-net lease agreement with a subsidiary of EBCI, the EBCI Lease Agreement, with respect to the real property associated with Caesars Southern Indiana. Initial total annual rent under the lease with EBCI is $32.5 million. The lease has an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by EBCI. Annual base rent payments under the Regional Master Lease Agreement were reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the EBCI Lease Agreement. We determined that the land and building components of the EBCI Lease Agreement meet the definition of a sales-type lease and, as the asset continues to meet the definition of a sales-type lease under ASC 842, the existing lease balance of Caesars Southern Indiana was transferred from Caesars to EBCI, as the new tenant, and the income is recognized using the revised rate implicit in the lease. In addition, as part of the transaction, EBCI and Caesars entered into a right of first refusal agreement pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia (the “Danville ROFR Agreement”).
Great Wolf Mezzanine Loan
On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million in financing to partially fund the development of the Great Wolf Lodge Maryland, an expansive 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of three years with two successive 12-month extension options, subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of December 31, 2021, approximately $33.6 million of the funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2020 Transactions
Our significant activities in 2020, in reverse chronological order, are as follows:
Sale of Harrah’s Reno and Bally’s Atlantic City
On September 30, 2020, we and Caesars closed on the previously announced transaction to sell Harrah’s Reno to a third party at a purchase price of $41.5 million. Pursuant to the agreement, we received $31.1 million of the proceeds of the sale and Caesars received $10.4 million of the proceeds. We did not recognize any gain or loss on the sale of Harrah’s Reno as the asset was sold at its carrying amount. The annual rent payments under the Regional Master Lease Agreement remain unchanged following completion of the disposition.
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
Caesars Forum Convention Center Mortgage Loan
On September 18, 2020, we entered into a mortgage loan agreement with a subsidiary of Caesars (the “Forum Convention Center Borrower”) pursuant to which we loaned $400.0 million to the Forum Convention Center Borrower for a term of five years, prepayable beginning in year three, subject to certain conditions (the “Forum Convention Center Mortgage Loan”). The Forum Convention Center Mortgage Loan is secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center. The interest rate on the Forum Convention Center Mortgage Loan was initially 7.7% per annum, with annual interest payments subject to 2.0% annual escalation (resulting in year two annual interest of $31.4 million based on a year two interest rate of 7.854%), with interest paid monthly in cash in arrears.
Amended and Restated Convention Center Put-Call Agreement
On September 18, 2020, concurrent with the entry into the Forum Convention Center Mortgage Loan, we and a subsidiary of Caesars amended and restated the Amended and Restated Put-Call Right Agreement entered into on July 20, 2020 in connection with the consummation of the Eldorado Transaction (as further amended, the “A&R Convention Center Put-Call Agreement”) related to the Caesars Forum Convention Center. The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor and a put right in favor of Caesars, which, if exercised by either party, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million). We may exercise the call right from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, and Caesars may exercise the put right between January 1, 2024 and December 31, 2024. If there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Chelsea Piers Mortgage Loan
On August 31, 2020, we entered into an $80.0 million mortgage loan agreement (the “Chelsea Piers Mortgage Loan”) with Chelsea Piers New York (“Chelsea Piers”) secured by the Chelsea Piers complex in New York City, pursuant to which we provided (i) an initial term loan of $65.0 million and (ii) a $15.0 million delayed draw term loan at the borrowers’ election (which remained undrawn as of December 31, 2021), subject to certain conditions. The Chelsea Piers Mortgage Loan bears interest at a rate of 7.0% per annum, with a term of 7 years.
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
The closing of the Eldorado Transaction includes the consummation of the transactions contemplated by the following agreements:
•Acquisition of the Harrah’s Original Call Properties. We acquired all of the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (collectively, the “Harrah’s Original Call Properties”) for an aggregate purchase price of $1,823.5 million (the “Harrah’s Original Call Properties Acquisitions”). The Regional Master Lease Agreement was amended to, among other things, include each such property, with initial aggregate total annual rent payable to us increased by $154.0 million to $621.7 million, and to extend the initial term to July 2035 and to adjust certain minimum capital expenditure requirements and other related terms and conditions as a result of the Harrah’s Original Call Properties being included in the Regional Master Lease Agreement as further described in “—Lease Amendments and Terminations” below.
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
Caesars has executed new guaranties (and terminated the previous guarantees) with respect to the Las Vegas Master Lease Agreement (the “Las Vegas Lease Guaranty”), the Regional Master Lease Agreement (the “Regional Lease Guaranty”) and the Joliet Lease Agreement (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Lease Agreements, including all rent and other sums payable by the tenants under the Caesars Lease Agreements and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Lease Agreements; and (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Caesars Indianapolis Put-Call Agreement. We entered into a Put-Call Right Agreement with Caesars (the “Caesars Indianapolis Put-Call Agreement”), with respect to two gaming facilities in Indiana, Harrah’s Hoosier Park and Horseshoe Indianapolis (together, the “Indianapolis Properties”) whereby (i) we have the right to acquire all of the land and real estate assets associated with the Indianapolis Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Indianapolis Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Indianapolis Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). Either party will be able to trigger its respective put or call, as applicable, beginning on January 1, 2022 and ending on December 31, 2024. The Caesars Indianapolis Put-Call Agreement provides that the leaseback of the Indianapolis Properties will be implemented through the addition of the Indianapolis Properties to the Regional Master Lease Agreement.
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
•Eldorado Bridge Facilities. On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a $4.8 billion commitment letter to provide for bridge financing for the purpose of providing a portion of the financing necessary to fund the Eldorado Transaction. The commitments under the related bridge facilities were fully terminated at our election in June 2020.
Closing of Purchase of JACK Cleveland/Thistledown, Subsequent Amendments to the JACK Cleveland/Thistledown Lease Agreement and Termination of the Amended and Restated ROV Loan
On January 24, 2020, we completed the acquisition of the casino-entitled land and real estate and related assets of the JACK Cleveland Casino (“JACK Cleveland”), located in Cleveland, Ohio and the JACK Thistledown Racino (“JACK Thistledown”) located in North Randall, Ohio (the “JACK Cleveland/Thistledown Acquisition”) from JACK Entertainment, for approximately $843.3 million. Simultaneous with the closing of the JACK Cleveland/Thistledown Acquisition, we entered into a master triple-net lease agreement for JACK Cleveland and JACK Thistledown with a subsidiary of JACK Entertainment. The lease had an initial total annual rent of $65.9 million and an initial term of 15 years (increased by $1.8 million beginning in the second quarter of 2022 in connection with our funding of an $18.0 million capital project at the property), with four five-year tenant

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
renewal options. The tenant’s obligations under the lease are guaranteed by Rock Ohio Ventures. Additionally, we made a $70.0 million term loan and $25.0 million revolving credit facility (inclusive of all loans subsequent to the initial extension of credit, the “ROV Loan”) to affiliates of Rock Ohio Ventures secured by, among other things, certain non-gaming real estate assets owned by such affiliates and guaranteed by Rock Ohio Ventures. We determined that the land and building components of the JACK Cleveland/Thistledown Lease Agreement meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease Agreement is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses in accordance with ASC 310.
On October 4, 2021, we and JACK Entertainment entered into an amendment to the JACK Cleveland/Thistledown Lease Agreement (the “Second JACK Lease Agreement Amendment”), pursuant to which, among other things, the variable rent and the rent coverage floor provisions were removed and, accordingly, all of the rent in the JACK Cleveland/Thistledown Lease Agreement will escalate on an annual basis for the duration of its term. Concurrent with the Second JACK Lease Agreement Amendment, JACK Entertainment also repaid the ROV Loan in full and we terminated our commitment under the credit facility.
Note 4 — Real Estate Portfolio
As of December 31, 2021, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 22 casino assets leased on a triple net basis to our tenants, Caesars, Penn National, Hard Rock, Century Casinos, and EBCI under eight separate lease agreements;
•Investments in leases - financing receivables, representing our investment in five casino assets leased on a triple net basis to our tenants, Caesars and JACK Entertainment, under two separate lease agreements;
•Investments in loans, representing our investment in the Chelsea Piers Mortgage Loan, Forum Convention Center Mortgage Loan and Great Wolf Mezzanine Loan; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Minimum lease payments receivable under sales-type leases (1)	$44,485,224	$45,500,260
Estimated residual values of leased property (not guaranteed)	3,334,549	3,348,174
Gross investment in sales-type leases	47,819,773	48,848,434
Unamortized initial direct costs	23,363	23,764
Less: Unearned income	(34,271,620)	(35,390,353)
Less: Allowance for credit losses	(434,852)	(454,201)
Investments in leases - sales-type, net	13,136,664	13,027,644
Investments in leases - financing receivables, net	2,644,824	2,618,562
Total investments in leases, net	15,781,488	15,646,206
Investments in loans, net	498,002	536,721
Land	153,576	158,190
Total real estate portfolio	$16,433,066	$16,341,117
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Portfolio
The following table details the components of our income from sales-type, direct financing and operating leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income from sales-type and direct financing leases, excluding contingent rent (1)	$1,161,655	$1,007,193	$822,205
Income from operating leases (2)	—	25,464	43,653
Income from lease financing receivables (1) (3)	243,008	137,344	—
Total revenue, excluding contingent rent	1,404,663	1,170,001	865,858
Contingent rent (1)	6,317	315	—
Total lease revenue	1,410,980	1,170,316	865,858
Non-cash adjustment (4)	(119,790)	(39,883)	239
Total contractual lease revenue	$1,291,190	$1,130,433	$866,097
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842 (or ASC 840), which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of December 31, 2021, we have recognized contingent rent on our Margaritaville Lease Agreement and Greektown Lease Agreement, in relation to the variable rent portion of the lease, and the Las Vegas Master Lease Agreement, in relation to amounts above the specified CPI floor. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
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
(3)Represents the Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease Agreement, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(4) Amounts represent the non-cash adjustment to the minimum lease payments from direct financing leases, sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At December 31, 2021, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2022	$1,075,509	$227,627	$1,303,136
2023	1,094,189	232,320	1,326,509
2024	1,111,961	236,452	1,348,413
2025	1,126,098	239,835	1,365,933
2026	1,140,571	243,281	1,383,852
Thereafter	38,936,896	8,556,214	47,493,110
Total	$44,485,224	$9,735,729	$54,220,953

Weighted Average Lease Term (2)	33.5	33.4	33.5
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Provisions
Caesars Lease Agreements - Overview
The following is a summary of the material lease provisions of our Caesars Lease Agreements:

($ in thousands)	Regional Master Lease Agreement and Joliet Lease Agreement	Las Vegas Master Lease Agreement
Lease Provision (1)	As Amended	As Amended
Initial Term (2)	18 years	18 years
Initial Term maturity (2)	7/31/2035	7/31/2035
Renewal Terms	Four, five-year terms	Four, five-year terms
Current annual rent (3)	$649,572	$422,224
Escalator (4)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2% floor	CPI subject to 2% floor
Variable Rent adjustment	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent
Variable Rent adjustment calculation (5)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10
____________________
(1) All capitalized terms used without definition herein have the meanings detailed in the applicable Caesars Lease Agreements.
(2) Upon the consummation of the Eldorado Transaction, the Caesars Lease Agreements were extended such that each lease has a full 15-year initial term.
(3) The amounts represent the current annual base rent payable for the current lease year, which is the period from November 1, 2021 through October 31, 2022. Annual rental payments under the Regional Master Lease Agreement were reduced by $32.5 million, which represents the annual rent for the EBCI Lease Agreement related to the Caesars Southern Indiana property, the operations of which were acquired by EBCI from Caesars on September 3, 2021, as further described in Note 3 - Property Transactions. Refer to the EBCI Lease Agreement summary below for details of the EBCI Lease Agreement.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. In relation to the Las Vegas Master Lease Agreement during the year ended December 31, 2021, we recognized approximately $2.0 million in contingent rent. No such rent has been recognized for the years ended December 31, 2020 and 2019. In relation to the Regional Master Lease Agreement and Joliet Lease Agreement, no such rent has been recognized for the years ended December 31, 2021, 2020 and 2019.
(5) Variable Rent is not subject to the Escalator.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Penn National Lease Agreements - Overview
The following is a summary of the material provisions of the Penn National Lease Agreements:

($ in thousands)
Lease Provision	Margaritaville Lease Agreement	Greektown Lease Agreement
Initial term	15 years	15 years
Initial term maturity	1/31/2034	5/23/2034
Renewal terms	Four, five-year terms	Four, five-year terms
Current annual rent (1)	$23,813	$51,321
Escalation commencement (2)	Lease year two	Lease year four
Escalation	2% of building base rent, subject to the net revenue to rent ratio floor	2% of building base rent, subject to the net revenue to rent ratio floor
Performance to rent ratio floor (2)	6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year four
Percentage rent (3)	$2,918	$2,149
Percentage rent reset	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter
Percentage rent multiplier
The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

The product of (i) 4% and (ii) the excess (if any) of (a) the average annual net revenue of a trailing two-year period preceding such reset year over (b) a threshold amount (defined as 50% of LTM net revenues prior to acquisition)

____________________
(1) In relation to the Margaritaville Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from February 1, 2022 through January 31, 2023. In relation to the Greektown Lease Agreement, the amount represents current annual base rent payable for the current lease year, which is the period from June 1, 2021 through May 31, 2022.
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
(3) Percentage rent is subject to the percentage rent multiplier. After the percentage rent reset in lease year three, any amounts related to percentage rent are considered contingent rent in accordance with GAAP. During the years ended December 31, 2021 and 2020, we recognized approximately $3.0 million and $0.3 million in contingent rent in relation to the Margaritaville Lease Agreement escalation, respectively. No such rent has been recognized for the year ended December 31, 2019. In relation to the Greektown Lease Agreement during the year ended December 31, 2021, we recognized approximately $1.3 million in contingent rent. No such rent has been recognized for the years ended December 31, 2020 and 2019.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hard Rock Cincinnati Lease Agreement - Overview
The following is a summary of the material lease provisions of the Hard Rock Cincinnati Lease Agreement:

($ in thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	9/30/2034
Renewal terms	Four, five-year terms
Current annual rent (1)	$44,042
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-4 - 1.5% Lease years 5-15 - The greater of 2% or the change in CPI unless the change in CPI is less than 0.5%, in which case there is no escalation in rent for such lease year
Variable rent commencement/reset	Lease year 8
Variable rent split (3)	80% base rent and 20% variable rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from October 1, 2021 through September 30, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2021, 2020 and 2019.
(3) Variable rent is not subject to the escalator and is calculated as an increase or decrease of the average of net revenues for lease years 5 through 7 compared to the average net revenue for lease years 1 through 3, multiplied by the Variable rent percentage.
Century Portfolio Lease Agreement - Overview
The following is a summary of the material lease provisions of the Century Portfolio Lease Agreement:

($ in thousands)
Lease Provision	Term
Initial term	15 years
Initial term maturity	12/31/2034
Renewal terms	Four, five-year terms
Current annual rent (1)	$25,503
Escalator commencement	Lease year two
Escalator (2)	Lease years 2-3 - 1.0% Lease years 4-15 - The greater of 1.25% or the change in CPI
Net revenue to rent ratio floor	7.5x commencing lease year six - if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%
Variable rent commencement/reset	Lease year 8 and 11
Variable rent split (3)	80% Base Rent and 20% Variable Rent
Variable rent percentage (3)	4%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from January 1, 2022 through December 31, 2022.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2021, 2020 and 2019.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JACK Cleveland/Thistledown Lease Agreement - Overview
The following is a summary of the material lease provisions of our JACK Cleveland/Thistledown Lease Agreement:

($ in thousands)
Lease Provision	Term
Initial term	20 years
Initial term maturity	1/31/2040
Renewal terms	Three, five-year terms
Current annual rent (1)	$68,704
Escalator commencement	Lease year three
Escalator (2)	Lease years 3-4 - 1.0% Lease years 5-7 - 1.5% Lease years 8-15 - The greater of 1.5% or the change in CPI capped at 2.5%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from February 1, 2022 through January 31, 2023. Effective April 1, 2022, the annualized rent will increase by $1.8 million related to the gaming patio amenity at JACK Thistledown.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the years ended December 31, 2021, 2020 and 2019.
EBCI Lease Agreement - Overview
The following is a summary of the material lease provisions of our EBCI Lease Agreement:

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
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the year ended December 31, 2021.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Venetian Lease Agreement - Overview
The following is a summary of the material lease provisions of our Venetian Lease Agreement, as entered into on February 23, 2022:

($ in thousands)
Lease Provision	Term
Initial term	30 years
Initial term maturity	2/29/2052
Renewal terms	Two, ten-year terms
Current annual rent (1)	$250,000
Escalator commencement (2)	Lease year two
Escalator	The greater of 2.0% or the change in CPI capped at 3.0%
____________________
(1) The amount represents the current annual base rent payable for the current lease year, which is the period from February 23, 2022 through the date specified in the Venetian Lease Agreement.
(2) Lease year two will begin on the earlier of (i) March 1, 2024 and (ii) the first day of the first month following the month in which the net revenue of the Venetian Resort for the trailing twelve months equals or exceeds 2019 net revenue.
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
(2) Certain tenants under the Caesars Lease Agreements, as applicable, are required to spend $380.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $286.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease Agreement in such proportion as such tenants may elect. Additionally, the tenants under the Regional Master Lease Agreement and Joliet Lease Agreement are required to expend a minimum of $537.5 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
In connection with the ongoing COVID-19 pandemic and its impact on operations and financial performance, we entered into an Omnibus Amendment to Leases with Pre-Merger Caesars on June 1, 2020 to provide limited relief with respect to a portion of their capital expenditure obligations under the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement (which relief was subsequently adjusted on October 27, 2020 to provide for a proportionate adjustment to account for the addition of the Harrah’s Original Call Properties to the Regional Master Lease Agreement). This relief is conditioned upon (i) funding by Caesars of certain minimum capital expenditures in fiscal year 2020 (which represent a reduction of the minimum capital expenditure amounts currently set forth in the Caesars Lease Agreements), (ii) timely payment of Caesars’ rent obligations under the Caesars Lease Agreements during the compliance period set forth in the amendment, and (iii) no tenant event of default occurring under any of the Caesars Lease Agreements during the compliance period set forth in the amendment. Caesars will receive credit for certain deemed capital expenditure amounts, which credit may

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
be used to satisfy certain of their capital expenditure obligations in the 2020, 2021 and 2022 fiscal years, provided that the foregoing conditions are satisfied. If Caesars fails to satisfy any of the foregoing conditions, Caesars will be required to satisfy the capital expenditure obligations currently set forth in the Las Vegas Master Lease Agreement, the Regional Master Lease Agreement and the Joliet Lease Agreement or, in certain cases, to deposit amounts in respect thereof into a capital expenditure reserve in accordance with the Omnibus Amendment.
The following table summarizes the capital expenditure requirements of the respective tenants under the Penn National Lease Agreements, Hard Rock Cincinnati Lease Agreement, Century Portfolio Lease Agreement, JACK Cleveland/Thistledown Lease Agreement and EBCI Lease Agreement:

Provision	Penn National Lease Agreements	Hard Rock Cincinnati Lease Agreement	Century Portfolio Lease Agreement	JACK Cleveland/Thistledown Lease Agreement	EBCI Lease Agreement	Venetian Lease Agreement
Yearly minimum expenditure	1% of net revenues based on rolling four-year basis	1% of net revenues	1% of net gaming revenues (1)	Initial minimum of $30 million (2) Thereafter - 1% of net revenues on a rolling three-year basis	1% of net revenues	2% of net revenues based on rolling three-year basis
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
Loan Portfolio
The following is a summary of our investments in loans as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,036	$—	7.9%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,998	15,000	7.0%	8/31/2027
Great Wolf Mezzanine Loan	Mezzanine	33,614	32,968	45,886	8.0%	7/9/2026
Total		$498,614	$498,002	$60,886	7.3%

($ in thousands)	December 31, 2020
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,045	$—	7.7%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,880	15,000	7.0%	8/31/2027
Amended and Restated ROV Loan
ROV Term Loan (5)	Senior Secured	70,000	71,796	—	9.0%	1/24/2027
ROV Credit Facility (5)	Senior Secured	—	—	25,000	L + 2.75%	1/24/2027
Total		$535,000	$536,721	$40,000	7.8%
____________________
(1) Carrying value is net of unamortized loan origination costs and allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) Represents current interest rate per annum. The interest rate of the Forum Convention Center Mortgage Loan is subject to a 2.0% annual escalation.
(4) Final maturity assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) On October 4, 2021, the ROV Term Loan was repaid in full and the Amended and Restated ROV Loan, including the ROV Credit Facility, was terminated.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5 — Allowance for Credit Losses
Adoption of ASC 326
On January 1, 2020, we adopted ASC 326, and, as a result, we are required to estimate and record non-cash expected credit losses related to our historical and any future investments in sales-type leases, lease financing receivables and loans. Upon adoption we elected to use the modified retrospective approach, and recorded a $309.4 million cumulative adjustment, representing a 2.88% CECL allowance. Such amount was recorded as a cumulative-effect adjustment to our opening balance sheet with a reduction in our Investments in leases - sales-type and a corresponding charge to retained earnings. Periods prior to the adoption date that are presented for comparative purposes are not adjusted.
Allowance for Credit Losses
During the year ended December 31, 2021, we recognized a $19.6 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the short-term reasonable and supportable period probability of default, or R&S Period PD, of our tenants or borrowers and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during 2021, (ii) the decrease in the long-term reasonable and supportable period probability of default, or Long-Term Period PD, due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants during 2021 and (iii) the decrease in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by an increase in the existing amortized cost balances subject to the CECL allowance.
During the year ended December 31, 2020, we recognized a $244.5 million increase in our allowance for credit losses primarily driven by the increase in investment balances subject to CECL. Specifically, the increase was primarily attributable to (i) the increase in investment balances resulting from the Eldorado Transaction, which includes (A) an initial CECL allowance on our $1.8 billion investment in the MTA Properties, (B) an additional CECL allowance on our aggregate $1.4 billion increased investment in the Las Vegas Master Lease Agreement as a result of the CPLV Additional Rent Acquisition and HLV Additional Rent Acquisition and (C) an additional CECL allowance on the $333.4 million increased balance of our existing Caesars Lease Agreements as a result of the mark to fair value in connection with the reassessment of lease classification, (ii) an increase related to our initial investment in JACK Cleveland/Thistledown and the ROV Loan in January 2020, (iii) an increase in the R&S Period PD of Caesars as a result of the Eldorado/Caesars Merger and (iv) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the COVID-19 pandemic. The credit loss standard does not require retrospective application and as such there is no corresponding charge for the years ended December 31, 2019.
As of December 31, 2021 and 2020, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,571,516	$(434,852)	$13,136,664	3.20%
Investments in leases - financing receivables	2,735,948	(91,124)	2,644,824	3.33%
Investments in loans	498,775	(773)	498,002	0.15%
Other assets - sales-type sub-leases	280,510	(6,540)	273,970	2.33%
Totals	$17,086,749	$(533,289)	$16,553,460	3.12%

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,481,845	$(454,201)	$13,027,644	3.37%
Investments in leases - financing receivables	2,709,520	(90,958)	2,618,562	3.36%
Investments in loans	538,547	(1,826)	536,721	0.34%
Other assets - sales-type sub-leases	284,376	(6,894)	277,482	2.42%
Totals	$17,014,288	$(553,879)	$16,460,409	3.26%
____________________
(1) The total allowance excludes the CECL allowance for unfunded loan commitments. As of December 31, 2021, such allowance is $1.0 million and is recorded in Other liabilities. As of December 31, 2020, there was no CECL allowance related to unfunded loan commitments.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020
Beginning Balance January 1,	$553,879	$—
Initial allowance upon adoption	—	309,362
Initial allowance from current period investments	1,725	90,368
Current period change in credit allowance	(21,279)	154,149
Charge-offs	—	—
Recoveries	—	—
Ending Balance December 31,	$534,325	$553,879
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable, Investments in loans, Other assets and Other liabilities	$—	$951,033	$14,888,770	$868,629	$279,579	$98,739	$17,086,749

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(1)	Total
Investments in leases - sales-type and financing receivable and Investments in loans	$—	$—	$15,733,402	$934,628	$281,246	$65,012	$17,014,288
____________________
(1)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan and Great Wolf Mezzanine Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Sales-type sub-leases, net	$273,970	$277,482
Property and equipment used in operations, net	68,515	69,204
Debt financing costs	24,928	8,879
Deferred acquisition costs	24,690	1,788
Right of use assets	16,811	17,507
Tenant receivable for property taxes	5,032	3,384
Prepaid expenses	3,660	2,710
Interest receivable	2,780	2,746
Forward swap asset	884	—
Other receivables	341	803
Other	3,082	2,027
Total other assets	$424,693	$386,530
_______________________________________________________
(1) As of December 31, 2021 and December 31, 2020, sales-type sub-leases are net of $6.5 million and $6.9 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Land and land improvements	$59,250	$59,115
Buildings and improvements	14,880	14,697
Furniture and equipment	9,014	7,020
Total property and equipment used in operations	83,144	80,832
Less: accumulated depreciation	(14,629)	(11,628)
Total property and equipment used in operations, net	$68,515	$69,204

	Year Ended December 31,
(In thousands)	2021	2020	2019
Depreciation expense	$3,091	$3,731	$3,831

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Finance sub-lease liabilities	$280,510	$284,376
Deferred financing liability	73,600	73,600
Lease liabilities	16,811	17,507
Deferred income taxes	3,879	3,533
CECL allowance for unfunded loan commitments	1,037	—
Derivative liability	—	92,521
Total other liabilities	$375,837	$471,537
Note 7 — Debt
The following tables detail our debt obligations as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
Secured Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Senior Unsecured Notes (3)
2025 Notes	2025	3.500%	750,000	742,677
2026 Notes	2026	4.250%	1,250,000	1,235,972
2027 Notes	2027	3.750%	750,000	741,409
2029 Notes	2029	4.625%	1,000,000	987,331
2030 Notes	2030	4.125%	1,000,000	987,134
Total Debt			$4,750,000	$4,694,523

($ in thousands)	December 31, 2020
Description of Debt	Final Maturity	Interest Rate	Face Value	Carrying Value(1)
VICI PropCo Senior Secured Credit Facilities
Secured Revolving Credit Facility (2)	2024	L + 2.00%	$—	$—
Term Loan B Facility (4)	2024	L + 1.75%	2,100,000	2,080,974
Senior Unsecured Notes (3)
2025 Notes	2025	3.500%	750,000	740,333
2026 Notes	2026	4.250%	1,250,000	1,233,119
2027 Notes	2027	3.750%	750,000	739,733
2029 Notes	2029	4.625%	1,000,000	985,730
2030 Notes	2030	4.125%	1,000,000	985,643
Total Debt			$6,850,000	$6,765,532
____________________
(1)Carrying value is net of original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)The commitment fee under the Secured Revolving Credit Facility was calculated on a leverage-based pricing grid with a range of 0.375% to 0.5%, in each case depending on our total net debt to adjusted total assets ratio. Subsequent to year end, on February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and the Existing Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described below.
(3)Interest is payable semi-annually.
(4)The Term Loan B Facility was repaid in full on September 15, 2021 using the proceeds from the settlement of the June 2020 Forward Sale Agreement and the September 2021 equity offering and all of our outstanding interest rate swap agreements were subsequently unwound and settled.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2021:

($ in thousands)	Future Minimum Payments
2022	$—
2023	—
2024	—
2025	750,000
2026	1,250,000
Thereafter	2,750,000
Total minimum repayments	$4,750,000
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Guarantee and Financial Covenants
Until February 8, 2022, the November 2019 Senior Unsecured Notes and the February 2020 Senior Unsecured Notes (together, the “Senior Unsecured Notes”) were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each existing and future direct and indirect wholly owned material domestic subsidiary of the Operating Partnership that incurs or guarantees certain bank indebtedness or any other material capital market indebtedness, other than certain excluded subsidiaries and the Co-Issuer. All subsidiary guarantees were released upon the execution of the Credit Agreement on February 8, 2022.
The Operating Partnership and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated through entities that are not direct or indirect subsidiaries of the Operating Partnership or obligors of the Senior Unsecured Notes. Refer to Note 15 - Segment Information for more information about our segments.
The respective indentures for the Senior Unsecured Notes each contain covenants that limit the Issuers’ and their restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the Senior Unsecured Notes indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Partnership. As of December 31, 2021, the restricted net assets of the Operating Partnership were approximately $7.4 billion.
New Unsecured Credit Facilities
Subsequent to year end, in February 2022, the Operating Partnership entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Revolving Credit Facility includes two six-month maturity extension options and the Delayed Draw Term Loan includes two twelve-month extension options, in each case, the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and 0.125% on the extended term loans, in the case of each twelve-month extension of the Delayed Draw Term Loan. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
Borrowings under the Credit Facilities will bear interest, at the Operating Partnership’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to the Operating Partnership’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to the Operating Partnership’s debt ratings. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on the Operating Partnership’s debt rating) of total revolving commitments.
Pursuant to the terms of the Credit Agreement, the Operating Partnership is subject to, among other things, customary covenants and the maintenance of various financial covenants. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt. If the MGP Transactions Bridge Facility and/or the Venetian Acquisition Bridge Facility (each as described below) is funded and remains outstanding for 90 days, then the Credit Facilities are required to be secured on a second priority basis with the same collateral securing the MGP Transactions Bridge Facility for so long as the MGP Transactions Bridge Facility remains outstanding.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition.
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (as amended, amended and restated and otherwise modified, the “Existing Credit Agreement”), which was subsequently amended and restated in May 2019 and amended in January 2020, comprised of a $2.2 billion Term Loan B Facility and a $1.0 billion Secured Revolving Credit Facility (the Term Loan B Facility and the Secured Revolving Credit Facility, as amended, are referred to together as the “Senior Secured Credit Facilities”). Pursuant to the Existing Credit Agreement, the Term Loan B Facility bore interest at a rate of LIBOR plus 1.75% and the Secured Revolving Credit Facility was subject to an interest rate based on a leverage-based pricing grid with a range of between 1.75% to 2.00% over LIBOR, or between 0.75% and 1.00% over the base rate, in each case depending on our total net debt to adjusted total assets ratio. The commitment fee payable under the Secured Revolving Credit Facility bore interest at a rate based on a leverage-based pricing grid with a range of between 0.375% to 0.50% depending on our total net debt to adjusted total assets ratio. The Secured Revolving Credit Facility also required the payment of a commitment fee of between 0.375% to 0.50% depending on our total net debt to adjusted total assets ratio. The Credit Agreement contained customary covenants and, with respect to the Secured Revolving Credit Facility, certain financial covenants.
The Senior Secured Credit Facilities were secured by a first priority lien on substantially all of VICI PropCo’s material assets (and those of its existing and subsequently acquired wholly owned material domestic restricted subsidiaries), including mortgages on their respective real estate, subject to customary exclusions. VICI was not subject to the covenants of the Existing Credit Agreement nor was VICI a guarantor of the Senior Secured Credit Facilities.
On September 15, 2021, we used the proceeds from the settlement of the June 2020 Forward Sale Agreement, as defined in Note 11 - Stockholders Equity, and the proceeds from the issuance of 65,000,000 shares of common stock from the September 2021 equity offering to repay in full the Term Loan B Facility, including outstanding accrued interest. In connection with the full repayment, we recognized a loss on extinguishment of debt of $15.6 million during the year ended December 31, 2021, representing the write-off of the remaining unamortized deferred financing costs. Following the repayment in full of the Term Loan B Facility, the Secured Revolving Credit Facility remained in effect pursuant to the Existing Credit Agreement.
On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s material assets and those of its existing and subsequently acquired wholly owned material domestic restricted subsidiaries) and the Existing Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described above.
Bridge Facilities
MGP Transactions Bridge Facility
On August 4, 2021, in connection with the MGP Transactions, VICI PropCo entered into a Commitment Letter (the “MGP Transactions Commitment Letter”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (collectively, the “MGP Transactions Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the MGP Transactions Bridge Lender provided commitments in an amount up to $9.3 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “MGP Transactions Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund (i) the consideration to be paid in connection with the Redemption pursuant to the terms of the MGP Master Transaction Agreement, (ii) amounts to be paid in connection with offers to repurchase the MGP OP Notes pursuant to their respective indentures if the assumption of such notes by the Operating Partnership in the Mergers is unsuccessful and (iii) related fees and expenses. The commitment fee is equal to, (i) with respect to any commitments that remain outstanding on or prior to September 15, 2021, 0.25% of such commitments, (ii) with respect to any commitments that remain outstanding after September 15, 2021 and are terminated on or prior to August 4, 2022, 0.50% of such commitments, and (iii) with respect to any commitments that remain outstanding after August 4, 2022, 0.75% of such commitments. For the year ended December 31, 2021, we recognized $38.7 million of fees related to the MGP Transactions Bridge Facility in Interest expense on our Statement of Operations.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Venetian Acquisition Bridge Facility
On March 2, 2021, in connection with the Venetian Acquisition, VICI PropCo entered into a Commitment Letter (the “Venetian Acquisition Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch, and Morgan Stanley Senior Funding, Inc. (collectively, the “Venetian Acquisition Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the Venetian Acquisition Bridge Lender has provided commitments in an amount up to $4.0 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the Venetian PropCo Acquisition. On March 8, 2021, following the entry into the March 2021 Forward Sale Agreements, the commitments under the Venetian Acquisition Bridge Facility were reduced by $1,890.0 million. On December 13, 2021, the commitments under Venetian Bridge Acquisition Facility were reduced by an additional $1,410.0 million. As of December 31, 2021, $700.0 million of commitments under the Venetian Acquisition Bridge Facility remained outstanding. Subsequent to year end, on February 23, 2022, the remaining commitments under the Venetian Acquisition Bridge Facility were fully terminated in connection with the closing of the Venetian Acquisition. The Venetian Acquisition Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the year ended December 31, 2021, we recognized $16.4 million of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations.
Eldorado Transaction Bridge Facilities
On June 24, 2019, in connection with the Eldorado Transaction, VICI PropCo entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch (collectively, the “Eldorado Transaction Bridge Lender”), pursuant to which and subject to the terms and conditions set forth therein, the Eldorado Transaction Bridge Lender agreed to provide (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (collectively the “Eldorado Transaction Bridge Facilities”), for the purpose of providing a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Eldorado Transaction documents and related fees and expenses. Following the November 2019 Senior Unsecured Notes offering, the commitments under the Eldorado Transaction Bridge Facilities were reduced by $1.6 billion, to $3.2 billion. Following the February 2020 Senior Unsecured Notes offering, we placed $2.0 billion of the net proceeds of the offering into escrow pending the consummation of the Eldorado Transaction and the commitments under the Eldorado Transaction Bridge Facilities were further reduced by $2.0 billion to $1.2 billion. The Eldorado Transaction Bridge Facilities were subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. The structuring fee was equal to 0.10% of the total aggregate commitments at June 24, 2019 and was payable as such commitments were terminated. For the year ended December 31, 2020, we recognized $3.1 million of fees related to the Eldorado Transaction Bridge Facilities in Interest expense on our Statement of Operations. No such amount was recognized for the year ended December 31, 2021 as the Eldorado Transaction Bridge Facilities were fully terminated at our election in June 2020.
Second Lien Notes
The Second Lien Notes were issued on October 6, 2017, pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020, we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict the Operating Partnership, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2021, we are in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
In December 2021, we entered into a forward-starting interest rate swap agreement with a notional amount of $500.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $500.0 million of long-term debt. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2023. The forward-starting interest rate swap was designated as a cash-flow hedge. Subsequent to year-end, we entered into additional forward-starting interest rate swap agreements with an aggregate notional amount of $1.5 billion and fixed rates ranging from 1.6390% to 1.6900% and maturities ranging from May 2, 2027 to May 2, 2032. The additional forward-starting interest rate swap agreements continue to hedge our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2023 and are designated as cash-flow hedges.
In April 2018 and January 2019, we entered into six interest rate swap agreements with third party financial institutions having an aggregate notional amount of $2.0 billion. The interest rate swap transactions were designated as cash flow hedges that effectively fix the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility at 2.8297%. On September 15, 2021, in connection with the full repayment of the Term Loan B Facility, we unwound and settled all of our outstanding interest rate swap agreements resulting in a cash payment of $66.9 million, inclusive of accrued interest of $2.7 million. As the Term Loan B Facility was repaid in full with proceeds from the issuance of 65,000,000 shares of common stock on September 14, 2021 and proceeds from the settlement of the June 2020 Forward Sale Agreement with no replacement debt, the full amount held in Other comprehensive income, $64.2 million, was immediately reclassified to Interest expense.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2020 and 2021:

($ in thousands)	December 31, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	1.3465%	$500,000	USD SOFR- COMPOUND	May 2, 2032

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands)	December 31, 2020
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Interest rate swaps	4	2.8297%	$1,500,000	USD LIBOR	April 22, 2023
Interest rate swaps	2	2.3802%	$500,000	USD LIBOR	January 22, 2021
As of December 31, 2021 and 2020, the swaps are in net unrealized gain and loss positions, respectively and are recorded within Other assets and Other liabilities, respectively. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Unrealized gain (loss) recorded in other comprehensive income	$29,166	$(27,443)	$(42,954)
Interest recorded in interest expense	29,960	42,797	9,269
Interest rate swap settlement recorded in interest expense	64,239	—	—
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$884	$—	$884	$—

	December 31, 2020
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$19,973	$—	$19,973	$—
Financial liabilities:
Derivative instruments - interest rate swaps (1)	$92,521	$—	$92,521	$—
____________________
(1)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
(2)The carrying value of these investment is equal to their fair value due to the short-term nature of the investments as well as their credit quality.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair values of our financial instruments at December 31, 2021 and 2020 for which fair value is only disclosed are as follows:

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,644,824	$3,104,337	$2,618,562	$2,684,955
Investments in loans (2)	498,002	498,614	536,721	538,151
Cash and cash equivalents	739,614	739,614	315,993	315,993
Financial liabilities:
Debt (3)
Secured Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	—	—	2,080,974	2,065,875
2025 Notes	742,677	763,125	740,333	766,875
2026 Notes	1,235,972	1,296,875	1,233,119	1,296,875
2027 Notes	741,409	772,500	739,733	763,125
2029 Notes	987,331	1,067,500	985,730	1,070,000
2030 Notes	987,134	1,055,000	985,643	1,045,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease Agreement and the Harrah’s Original Call Properties. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(2)These investments represent the (i) Caesars Forum Convention Center Mortgage Loan, (ii) Chelsea Piers Mortgage Loan, (iii) Amended and Restated ROV Loan (which was terminated on October 4, 2021) and (iv) Great Wolf Mezzanine Loan. We believe the current principal balance of the investments approximates their fair value.
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
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2021, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
In connection with the Mergers, three lawsuits were filed by purported MGP shareholders and six lawsuits were filed by purported VICI stockholders challenging the disclosures made, as applicable, in the Registration Statement on Form S-4 filed on September 8, 2021 and the Prospectus filed on September 23, 2021. The plaintiffs in each action sought, among other things, to enjoin the Mergers and the transactions contemplated by the MGP Master Transaction Agreement and an award of costs and attorneys’ fees. Each of the lawsuits has been dismissed pursuant to applicable litigation procedure, although additional lawsuits arising out of the MGP Transactions may be filed in the future.
Operating Lease Commitments
We are the lessee under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2022 and 2030, respectively. The discount rates for the leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of December 31, 2021 under our operating leases was 14.5 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total rental expense, included in golf expenses and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Rent expense	$2,009	$2,008	$1,622
Contractual rent	$1,881	$1,600	$1,257
As of December 31, 2021, we have a $16.8 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2021 are as follows:

(In thousands)	Lease Commitments
2022	$1,884
2023	1,827
2024	1,847
2025	1,908
2026	1,959
Thereafter	17,117
Total minimum lease commitments	$26,542
Discounting factor	9,731
Lease liability	$16,811
Finance Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. Further, we assessed the classification of the sub-lease to our tenant through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease, respectively. The following table details the balance and location in our Balance Sheet of the ground and use leases as of December 31, 2021 and 2020, which is primarily comprised of the HNO Ground Lease:

(In thousands)	December 31, 2021	December 31, 2020
Others assets (sales-type sub-lease)	$273,970	$277,482
Other liabilities (finance sub-lease liability)	280,510	284,376
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Rental income and expense (1)	$22,484	$11,632	$410
Contractual rent	$26,350	$17,983	$452
____________________
(1)For the years ended December 31, 2021 and 2020, these amounts are presented gross in Other income with an offsetting amount in Other expenses within the Statement of Operations. For the year ended December 31, 2019, we recorded such amounts as a component of General and administrative expenses on a net basis as these charges were not material to the Statement of Operations.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The future minimum lease commitments relating to the ground and use leases at December 31, 2021 are as follows:

(In thousands)	Lease Commitments
2022	$26,350
2023	23,350
2024	23,350
2025	23,350
2026	23,350
Thereafter	741,729
Total minimum lease commitments	$861,479
Discounting factor	580,969
Finance sub-lease liability	$280,510
The discount rate for the ground and use leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms and are between 6% and 8%. The weighted average remaining lease term as of December 31, 2021 under our finance leases was 36.8 years.
Note 11 — Stockholders' Equity
Authorized
Effective September 10, 2021, we amended our Articles of Amendment and Restatement to increase: (i) the number of shares of stock that we are authorized to issue from 1,000,000,000 to 1,400,000,000, (ii) the number of shares of common stock, par value $0.01 per share, that we are authorized to issue from 950,000,000 to 1,350,000,000, and (iii) the aggregate par value of all authorized shares of our stock having par value from $10,000,000 to $14,000,000, in order to have sufficient authorized shares to complete the MGP Transactions, which remain subject to customary closing conditions, including regulatory approvals.
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
As of December 31, 2021, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
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
Subsequent to year end, on February 18, 2022, we settled the September 2021 Forward Sale Agreements by delivering 50,000,000 shares of our common stock to the forward purchases, in exchange for total net proceeds of approximately $1,390.6 million, which were used to pay for a portion of the purchase price of the Venetian Acquisition. The physical settlement of the September 2021 Forward Sale Agreements were calculated based on the initial forward sale price per share of $28.62, as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the September 2021 Forward Sale Agreements, resulting in a net forward sale price on the settlement date of $27.81 per share.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Subsequent to year end, on February 18, 2022, we settled the March 2021 Forward Sale Agreements by delivering 69,000,000 shares of our common stock to the forward purchases, in exchange for total net proceeds of approximately $1,828.6 million, which were used to pay for a portion of the purchase price of the Venetian Acquisition. The physical settlement of the March 2021 Forward Sale Agreements were calculated based on the initial forward sale price per share of $28.06, as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the March 2021 Forward Sale Agreements, resulting in a net forward sale price on the settlement date of $26.50 per share.
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
At-the-Market Offering Program
In May 2021, we entered into an equity distribution agreement (the “ATM Agreement”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,000.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2020, we sold a total of 7,500,000 shares under the ATM Program for net proceeds of $200.0 million. During the year ended December 31, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2021	2020
Beginning Balance January 1	536,669,722	461,004,742
Issuance of common stock in primary follow-on offerings	65,000,000	—
Issuance of common stock upon physical settlement of forward sale agreements (1)	26,900,000	68,000,000
Issuance of common stock under the at-the-market offering program	—	7,500,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures (2)	372,370	164,980
Ending Balance December 31	628,942,092	536,669,722
____________________
(1)Excludes the 50,000,000 and 69,000,000 remaining shares subject to the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements, respectively, as such shares were not yet settled. Subsequent to year end, on February 18, 2022, we physically settled the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements.
(2)The years ended December 31, 2021 and 2020 excludes 188,003 and 239,437 restricted stock units, respectively, issued under the performance-based stock incentive program.
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600
December 9, 2021	December 23, 2021	January 6, 2022	October 1, 2021 - December 31, 2021	$0.3600

Year Ended December 31, 2020
Declaration Date	Record Date	Payment Date	Period	Dividend
March 12, 2020	March 31, 2020	April 9, 2020	January 1, 2020 - March 31, 2020	$0.2975
June 11, 2020	June 30, 2020	July 10, 2020	April 1, 2020 - June 30, 2020	$0.2975
September 10, 2020	September 30, 2020	October 8, 2020	July 1, 2020 - September 30, 2020	$0.3300
December 10, 2020	December 23, 2020	January 7, 2021	October 1, 2020 - December 31, 2020	$0.3300
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Determination of shares:
Weighted-average shares of common stock outstanding	564,467	506,141	435,071
Assumed conversion of restricted stock	924	412	566
Assumed settlement of forward sale agreements	11,675	4,356	3,516
Diluted weighted-average shares of common stock outstanding	577,066	510,909	439,153
Basic and Diluted Earnings Per Share

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Basic:
Net income attributable to common stockholders	$1,013,851	$891,674	$545,964
Weighted-average shares of common stock outstanding	564,467	506,141	435,071
Basic EPS	$1.80	$1.76	$1.25

Diluted:
Net income attributable to common stockholders	$1,013,851	$891,674	$545,964
Diluted weighted-average shares of common stock outstanding	577,066	510,909	439,153
Diluted EPS	$1.76	$1.75	$1.24
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year At December 31, 2021, 10,988,035 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2021, 2020 and 2019, the Company granted approximately 172,000, 179,000, and 177,000 shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to three years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2021, 2020 and 2019 the Company granted approximately 188,000, 239,000, and 158,000 restricted stock units, respectively, under the Plan subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 0.2% - 2.4% and an expected price volatility of 13.8% - 35.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock-based compensation expense	$9,371	$7,388	$5,223
The following table details the activity of our incentive stock, time-based restricted stock and performance-based restricted stock units:

(In thousands, except for per share data)	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	398,253	$19.60
Granted	338,788	22.03
Vested	(121,786)	18.57
Forfeited	(13,783)	20.44
Canceled	—	—
Outstanding as of December 31, 2019	601,472	21.16
Granted	423,181	21.49
Vested	(144,694)	20.21
Forfeited	(24,655)	21.21
Canceled	—	—
Outstanding as of December 31, 2020	855,304	21.48
Granted	494,335	18.79
Vested	(397,204)	19.19
Forfeited	(64,271)	19.58
Canceled	—	—
Outstanding as of December 31, 2021	888,164	$21.15
As of December 31, 2021, there was $9.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
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

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2021			2020			2019
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,066	$358	$1,424	$381	$148	$529	$1,100	$46	$1,146
State	1,475	(12)	1,463	299	3	302	563	(4)	559
Income tax expense	$2,541	$346	$2,887	$680	$151	$831	$1,663	$42	$1,705
At December 31, 2021 and 2020, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Lease liability	$2,375	$—
Accruals, reserves and other	32	35
Total deferred tax assets	2,407	35
Deferred tax liabilities:
Land, buildings and equipment, net	(3,911)	(3,568)
Right of use asset	(2,375)	—
Total deferred tax liabilities	(6,286)	(3,568)
Net deferred tax liability	$(3,879)	$(3,533)
The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$215,469	21.0%	$188,378	21.0%	$116,757	21.0%
REIT income not subject to federal income tax	(214,037)	(20.9)	(187,839)	(20.9)	(115,395)	(20.8)
Pre-tax gain attributable to taxable subsidiaries	1,432	0.1	539	0.1	1,362	0.2
State income taxes, net of federal benefits	1,444	0.1	296	—	542	0.1
Non-deductible expenses and other	11	—	(4)	—	(199)	—
Income tax expense	$2,887	0.2%	$831	0.1%	$1,705	0.3%
We declared dividends of $1.380, $1.255 and $1.170 per common share during the years ended December 31, 2021, 2020 and 2019, respectively. For U.S. federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2021, 2020 and 2019 are characterized as follows:

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
($ per share)	2021	2020	2019
Ordinary dividends	$0.7108	$1.2225	$0.8465
Section 199A dividends (1)	$0.7108	$1.2225	$0.8159
Qualified dividend (1)	$—	$—	$0.0306

Non-dividend distribution	$0.6392	$—	$0.0985
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2021, we had estimated NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2021, the 2018, 2019, and 2020 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2021 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.
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
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following tables present certain information with respect to our segments:

	Year Ended December 31, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,479,021	$30,547	$1,509,568
Interest expense	(392,390)	—	(392,390)
Gain upon lease modification	—	—	—
Loss on extinguishment of debt	(15,622)	—	(15,622)
Income before income taxes	1,019,225	6,820	1,026,045
Income tax expense	(1,373)	(1,514)	(2,887)
Net income	1,017,852	5,306	1,023,158

Total assets	$17,499,533	$97,840	$17,597,373
Total liabilities	$5,392,844	$17,355	$5,410,199

VICI PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,201,782	$23,792	$1,225,574
Interest expense	(308,605)	—	(308,605)
Gain upon lease modification	333,352	—	333,352
Loss on extinguishment of debt	(39,059)	—	(39,059)
Income before income taxes	894,474	2,565	897,039
Income tax expense	(276)	(555)	(831)
Net income	894,198	2,010	896,208

Total assets	$16,968,975	$94,638	$17,063,613
Total liabilities	$7,551,391	$18,477	$7,569,868

	Year Ended December 31, 2019
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$865,858	$28,940	$894,798
Interest expense	(248,384)	—	(248,384)
Loss on extinguishment of debt	(58,143)	—	(58,143)
Income before income taxes	549,503	6,483	555,986
Income tax expense	(470)	(1,235)	(1,705)
Net income	549,033	5,248	554,281

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$15,851	$15,833
Other assets	1,036	86
Due from affiliates	7,208	7,383
Investment in subsidiaries	12,311,168	9,571,044
Total assets	$12,335,263	$9,594,346

Liabilities
Accrued expenses and deferred revenue	$686	$1,514
Dividends payable	226,309	176,992
Total liabilities	226,995	178,506

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 628,942,092 and 536,669,722 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6,289	5,367
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2021 and 2020	—	—
Additional paid in capital	11,755,069	9,363,540
Accumulated other comprehensive income (loss)	884	(92,521)
Retained earnings	346,026	139,454
Total stockholders’ equity	12,108,268	9,415,840
Total liabilities and stockholders’ equity	$12,335,263	$9,594,346
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Expenses
General and administrative	$—	$8	$—
Total expenses	—	8	—

Equity in earnings of investment in subsidiary	1,013,840	891,620	532,699
Interest income	11	62	13,265
Income before income taxes	1,013,851	891,674	545,964
Income taxes	—	—	—
Net income	$1,013,851	$891,674	$545,964

Other comprehensive income
Net income	$1,013,851	$891,674	$545,964
Unrealized gain (loss) on cash flow hedges - investment in subsidiaries	29,166	(27,443)	(42,954)
Reclassification of realized loss on cash flow hedges to net income - investment in subsidiaries	64,239	—	—
Comprehensive income	$1,107,256	$864,231	$503,010
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$1,013,851	$891,674	$545,964
Adjustments to reconcile net income to cash flows provided by operating activities:
Equity in income from subsidiaries	(1,013,840)	(891,620)	(532,699)
Distributions of earnings from subsidiaries	—	—	13,334
Change in operating assets and liabilities:
Change in other assets	(1,288)	30	48
Change in accrued expenses and deferred revenue	1,077	275	1,370
Change in intercompany balances, net	613	(182)	(1,985)
Cash flows from operating activities	413	177	26,032

Cash flows from investing activities
Investment in subsidiary	(2,387,866)	(1,540,227)	(1,700,748)
Distributions from subsidiaries	759,350	614,314	232,875
Investments in short-term investments	—	—	(342,767)
Maturities of short-term investments	—	—	760,419
Cash flows used in investing activities	(1,628,516)	(925,913)	(1,050,221)

Cash flows from financing activities
Proceeds from follow-on offering of common stock	2,386,911	1,539,862	1,164,307
Dividends paid	(758,790)	(612,205)	(503,958)
Cash flows provided by financing activities	1,628,121	927,657	660,349

Net increase (decrease) in cash, cash equivalents and restricted cash	18	1,921	(363,840)
Cash, cash equivalents and restricted cash, beginning of period	15,833	13,912	377,752
Cash, cash equivalents and restricted cash, end of period	$15,851	$15,833	$13,912
See accompanying Notes to Condensed Financial Information

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
VICI PROPERTIES INC.
NOTES TO CONDENSED FINANCIAL INFORMATION

1.Background and Basis of Presentation
The condensed parent company financial information has been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of VICI exceeds 25% of the consolidated net assets of VICI. This information should be read in conjunction with our Financial Statements included elsewhere in this filing.
2.Restricted net assets of subsidiaries
VICI PropCo has certain restrictions on its ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements. On December 22, 2017, VICI PropCo entered into the Existing Credit Agreement governing the Term Loan B Facility and the Secured Revolving Credit Facility. The Existing Credit Agreement contains customary covenants that, among other things, limit the ability of VICI PropCo and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments; and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to VICI PropCo or any restricted subsidiary. These covenants are subject to a number of exceptions and qualifications, including the ability to make unlimited restricted payments to maintain our REIT status and to avoid the payment of federal or state income or excise tax, the ability to make restricted payments in an amount not to exceed 95% of our Funds from Operations (as defined in the Existing Credit Agreement) subject to no event of default under the Existing Credit Agreement and pro forma compliance with the financial covenant pursuant to the Existing Credit Agreement, and the ability to make additional restricted payments in an aggregate amount not to exceed the greater of 0.6% of Adjusted Total Assets (as defined in the Existing Credit Agreement) or $30,000,000. Commencing with the first full fiscal quarter ended after December 22, 2017, if the outstanding amount of the Secured Revolving Credit Facility plus any drawings under letters of credit issued pursuant to the Existing Credit Agreement that have not been reimbursed as of the end of any fiscal quarter exceeds 30% of the aggregate amount of the Secured Revolving Credit Facility, VICI PropCo and its restricted subsidiaries on a consolidated basis would be required to maintain a maximum Total Net Debt to Adjusted Total Assets Ratio, as defined in the Existing Credit Agreement, as of the last day of any applicable fiscal quarter. On September 15, 2021, we repaid in full the Term Loan B Facility and, as of December 31, 2021, no amount was outstanding under the existing Secured Revolving Credit Facility. Subsequent to year end on February 8, 2022, we entered into the Credit Agreement providing for the Credit Facilities, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion and the Delayed Draw Term Loan in the amount of $1.0 billion and concurrently terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and Existing Credit Agreement. Pursuant to the terms of the Credit Agreement, the Operating Partnership is subject to, among other things, customary covenants and the maintenance of various financial covenants.
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
The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2021 was approximately $7.4 billion.

Schedule I
3.Commitments, contingencies, and long-term obligations
For a discussion of our commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 7 - Debt of our Financial Statements.