Form 10-Q
period 2022-03-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2022-05-04
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-38372 (VICI Properties Inc.)
Commission file number: 333-264352-01 (VICI Properties L.P.)
_____________________________
VICI Properties Inc.
VICI Properties L.P.
(Exact name of registrant as specified in its charter)
_____________________________

Maryland	(VICI Properties Inc.)	81-4177147
Delaware	(VICI Properties L.P.)	35-2576503
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
535 Madison Avenue, 20th Floor New York, New York 10022
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (646) 949-4631
_____________________________
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

VICI Properties Inc. Yes ☒ No ☐	VICI Properties L.P. Yes ☐ No ☒
* VICI Properties L.P. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it has been subject to such requirements, which has been for less than 90 days.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

VICI Properties Inc. Yes ☒ No ☐	VICI Properties L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

VICI Properties Inc.				VICI Properties L.P.
Large Accelerated Filer	☒	Accelerated filer	☐	Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

VICI Properties Inc. Yes ☐ No ☒	VICI Properties L.P. Yes ☐ No ☒
As of May 3, 2022, VICI Properties Inc. had 963,002,113 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2022 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
In order to highlight the differences between VICI and VICI LP, the separate sections in this report for VICI and VICI LP described below specifically refer to VICI and VICI LP. In the sections that combine disclosure of VICI and VICI LP, this report refers to actions or holdings of VICI and VICI LP as being “our” actions or holdings. Although VICI LP is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that references to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through VICI LP.
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of March 31, 2022, VICI beneficially owned 100% of the outstanding limited partnership units in VICI LP. Subsequent to quarter-end, on April 29, 2022, in connection with the closing of the MGP Transactions (as defined below), VICI contributed its interest in VICI LP to VICI OP, which, as of such date, serves as our new operating partnership and, therefore, is now the entity through which we operate substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. After taking into account the effects of the MGP Transactions, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns 98.7% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International.
The following diagram details VICI’s organizational structure subsequent to the closing of the MGP Transactions on April 29, 2022.

VICI Properties Inc.
VICI Golf LLC
VICI Properties Holdco LLC
VICI Properties GP LLC
~ 99%
Third-party unit holders
VICI Properties OP LLC
~ 1%
Non-Economic General Partnership Interest
VICI Properties L.P.
Other VICI subsidiaries

We believe combining the quarterly reports on Form 10-Q of VICI and VICI LP into this single report:
•enhances investors’ understanding of VICI and VICI LP by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
We operate VICI and VICI LP as one business. Because VICI LP is managed by VICI, and VICI conducts substantially all of its operations and owns, either directly or through subsidiaries, substantially all of its assets indirectly through VICI LP, VICI’s executive officers are VICI LP’s executive officers, although, as a partnership, VICI LP does not have a board of directors.

We believe it is important to understand the few differences between VICI and VICI LP in the context of how VICI and VICI LP operate as a consolidated company. VICI is a REIT whose only material assets are its indirect interest in VICI LP, through which it conducts its real property business. VICI also conducts its golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC, a Delaware limited liability company (“VICI Golf”). As a result, VICI does not conduct business itself other than issuing public equity from time to time and does not directly incur any material indebtedness, rather VICI LP holds substantially all of our assets, except for those held in VICI Golf. Except for net proceeds from public equity issuances by VICI, which following the closing of the MGP Transactions are contributed to VICI OP (and indirectly to VICI LP) in exchange for VICI OP Units, VICI LP generates all capital required by the Company’s business, which sources include VICI LP’s operations and its direct or indirect incurrence of indebtedness.
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of March 31, 2022, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were equity, capital and golf income and expense.
To help investors understand the differences between VICI and VICI LP, this report provides:
•separate consolidated financial statements for VICI and VICI LP;
•a single set of notes to such consolidated financial statements that includes separate discussions of stockholders’ equity or partners’ equity and per share and per unit data, as applicable;
•a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity, as applicable;
•separate Part I, Item 4. Controls and Procedures sections;
•separate Part II, Item 2. Issuer Purchases of Equity Securities sections related to each entity; and
•separate Exhibits 31 and 32 certifications for each VICI and VICI LP in order to establish that the requisite certifications have been made and that VICI and VICI LP are each compliant with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
The separate discussions of VICI and VICI LP in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,113,699	$13,136,664
Investments in leases - financing receivables, net	2,650,633	2,644,824
Investments in loans, net	513,128	498,002
Land	153,576	153,576
Cash and cash equivalents	568,702	739,614
Other assets	741,583	424,693
Total assets	$21,741,321	$17,597,373

Liabilities
Debt, net	$5,297,014	$4,694,523
Accrued expenses and deferred revenue	99,062	113,530
Dividends payable	269,276	226,309
Other liabilities	592,183	375,837
Total liabilities	6,257,535	5,410,199

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 748,413,311 and 628,942,092 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7,484	6,289
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	14,971,890	11,755,069
Accumulated other comprehensive income	109,495	884
Retained earnings	315,809	346,026
Total VICI stockholders’ equity	15,404,678	12,108,268
Non-controlling interest	79,108	78,906
Total stockholders’ equity	15,483,786	12,187,174
Total liabilities and stockholders’ equity	$21,741,321	$17,597,373
_______________________________________________________
Note: As of March 31, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $504.2 million, $92.0 million, $1.1 million and $8.8 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Income from sales-type leases	$326,735	$290,146
Income from lease financing receivables and loans	72,878	70,377
Other income	8,386	6,974
Golf revenues	8,626	6,813
Total revenues	416,625	374,310

Operating expenses
General and administrative	9,466	8,085
Depreciation	776	792
Other expenses	8,386	6,974
Golf expenses	5,285	4,506
Change in allowance for credit losses	80,820	(4,380)
Transaction and acquisition expenses	755	8,721
Total operating expenses	105,488	24,698

Interest expense	(68,142)	(77,048)
Interest income	93	19
Income before income taxes	243,088	272,583
Income tax expense	(400)	(484)
Net income	242,688	272,099
Less: Net income attributable to non-controlling interest	(2,305)	(2,298)
Net income attributable to common stockholders	$240,383	$269,801

Net income per common share
Basic	$0.35	$0.50
Diluted	$0.35	$0.50

Weighted average number of shares of common stock outstanding
Basic	684,341,045	536,480,505
Diluted	687,914,683	544,801,802

Other comprehensive income
Net income attributable to common stockholders	$240,383	$269,801
Unrealized gain on cash flow hedges	108,611	12,378
Comprehensive income attributable to common stockholders	$348,994	$282,179
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Distributions to non-controlling interest	—	—	—	—	—	(2,071)	(2,071)
Dividends declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	—	(177,217)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	$5,370	$9,364,294	$(80,143)	$232,038	$9,521,559	$78,133	$9,599,692

Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
Net income	—	—	—	240,383	240,383	2,305	242,688
Issuance of common stock, net	1,190	3,216,907	—	—	3,218,097	—	3,218,097
Distributions to non-controlling interest	—	—	—	—	—	(2,103)	(2,103)
Dividends declared ($0.3600 per common share)	—	—	—	(270,600)	(270,600)	—	(270,600)
Stock-based compensation, net of forfeitures	5	(86)	—	—	(81)	—	(81)
Unrealized gain on cash flow hedges	—	—	108,611	—	108,611	—	108,611
Balance as of March 31, 2022	$7,484	$14,971,890	$109,495	$315,809	$15,404,678	$79,108	$15,483,786
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$242,688	$272,099
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(35,564)	(28,134)
Stock-based compensation	2,630	2,277
Depreciation	776	792
Amortization of debt issuance costs and original issue discount	15,977	6,691
Change in allowance for credit losses	80,820	(4,380)
Change in operating assets and liabilities:
Other assets	(2,057)	(1,539)
Accrued expenses and deferred revenue	(7,170)	(92,513)
Other liabilities	73	433
Net cash provided by operating activities	298,173	155,726

Cash flows from investing activities
Investments in leases - sales-type	(4,012,096)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(15,559)	—
Principal repayments of lease financing receivables	—	282
Principal repayments of loans and receipts of deferred fees	—	20,000
Capitalized transaction costs	(136)	(599)
Maturities of short-term investments	—	19,973
Acquisition of property and equipment	(454)	(1,247)
Net cash (used in) provided by investing activities	(4,028,245)	32,409

Cash flows from financing activities
Proceeds from offering of common stock, net	3,219,123	—
Proceeds from Revolving Credit Facility	600,000	—
Debt issuance costs	(27,285)	—
Repurchase of stock for tax withholding	(2,712)	(1,519)
Distributions to non-controlling interest	(2,103)	(2,071)
Dividends paid	(227,863)	(178,008)
Net cash provided by (used in) financing activities	3,559,160	(181,598)

Net (decrease) increase in cash, cash equivalents and restricted cash	(170,912)	6,537
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993
Cash, cash equivalents and restricted cash, end of period	$568,702	$322,530

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$48,921	$69,704
Cash paid for income taxes	$2	$—
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$269,429	$177,217
Debt issuance costs payable	$465	$17,341
Deferred transaction costs payable	$2,219	$3,595
Non-cash change in Investments in leases - financing receivables	$6,696	$4,673
Lease liabilities arising from obtaining right-of-use assets	$208,949	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	March 31, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,113,699	$13,136,664
Investments in leases - financing receivables, net	2,650,633	2,644,824
Investments in loans, net	513,128	498,002
Land	153,576	153,576
Cash and cash equivalents	533,807	705,566
Other assets	661,678	344,014
Total assets	$21,626,521	$17,482,646

Liabilities
Debt, net	$5,297,014	$4,694,523
Accrued expenses and deferred revenue	95,258	110,056
Distributions payable	269,276	226,309
Other liabilities	577,547	361,270
Total liabilities	6,239,095	5,392,158

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 748,413,311 and 628,942,092 operating partnership units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	15,198,823	12,010,698
Accumulated other comprehensive income	109,495	884
Total VICI LP’s capital	15,308,318	12,011,582
Non-controlling interest	79,108	78,906
Total capital attributable to partners	15,387,426	12,090,488
Total liabilities and partners’ capital	$21,626,521	$17,482,646
_______________________________________________________
Note: As of March 31, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $504.2 million, $92.0 million, $1.1 million and $8.8 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2022	2021
Revenues
Income from sales-type leases	$326,735	$290,146
Income from lease financing receivables and loans	72,878	70,377
Other income	8,386	6,974
Total revenues	407,999	367,497

Operating expenses
General and administrative	9,466	8,085
Depreciation	30	32
Other expenses	8,386	6,974
Change in allowance for credit losses	80,820	(4,380)
Transaction and acquisition expenses	755	8,721
Total operating expenses	99,457	19,432

Interest expense	(68,142)	(77,048)
Interest income	90	16
Income before income taxes	240,490	271,033
Income tax expense	162	(142)
Net income	240,652	270,891
Less: Net income attributable to non-controlling interest	(2,305)	(2,298)
Net income attributable to partners	$238,347	$268,593

Net income per Partnership unit
Basic	$0.35	$0.50
Diluted	$0.35	$0.49

Weighted average number of Partnership units outstanding
Basic	684,341,045	536,480,505
Diluted	687,914,683	544,801,802

Other comprehensive income
Net income attributable to partners	$238,347	$268,593
Unrealized gain on cash flow hedges	108,611	12,378
Comprehensive income attributable to partners	$346,958	$280,971
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance as of December 31, 2020	$9,417,794	$(92,521)	$77,906	$9,403,179
Net income	268,593	—	2,298.000	270,891
Contributions from parent	13,173	—	—	13,173
Distributions to parent	(189,915)	—	—	(189,915)
Distributions to non-controlling interest	—	—	(2,071)	(2,071)
Stock-based compensation, net of forfeitures	2,252	—	—	2,252
Unrealized gain on cash flow hedges	—	12,378	—	12,378
Balance as of March 31, 2021	$9,511,897	$(80,143)	$78,133	$9,509,887

Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from parent	3,229,165	—	—	3,229,165
Distributions to parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	$15,198,823	$109,495	$79,108	$15,387,426
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$240,652	$270,891
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(35,564)	(28,134)
Stock-based compensation	2,602	2,252
Depreciation	30	32
Amortization of debt issuance costs and original issue discount	15,977	6,692
Change in allowance for credit losses	80,820	(4,380)
Change in operating assets and liabilities:
Other assets	(1,513)	(1,095)
Accrued expenses and deferred revenue	(9,790)	(89,781)
Other liabilities	4	(127)
Net cash provided by operating activities	293,218	156,350

Cash flows from investing activities
Investments in leases - sales-type	(4,012,096)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(15,559)	—
Principal repayments of lease financing receivables	—	282
Principal repayments of loans and receipts of deferred fees	—	20,000
Capitalized transaction costs	(136)	(599)
Maturities of short-term investments	—	19,973
Acquisition of property and equipment	—	(13)
Net cash (used in) provided by investing activities	(4,027,791)	33,643

Cash flows from financing activities
Proceeds from Revolving Credit Facility	600,000	—
Contributions from Parent	3,219,202	—
Distribution to Parent	(227,000)	(177,000)
Debt issuance costs	(27,285)	—
Distributions to non-controlling interests	(2,103)	(2,071)
Net cash provided by (used in) financing activities	3,562,814	(179,071)

Net (decrease) increase in cash, cash equivalents and restricted cash	(171,759)	10,922
Cash, cash equivalents and restricted cash, beginning of period	705,566	286,245
Cash, cash equivalents and restricted cash, end of period	$533,807	$297,167

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$48,921	$69,704
Cash paid for income taxes	$2	$—
Supplemental non-cash investing and financing activity:
Distributions payable	$269,276	$177,089
Debt issuance costs payable	$465	$17,341
Deferred transaction costs payable	$2,219	$3,595
Non-cash change in Investments in leases - financing receivables	$6,696	$4,673
Lease liabilities arising from obtaining right-of-use assets	$208,949	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words the “Company,” “VICI,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, including VICI LP, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“April 2022 Notes” refer collectively to (i) the $500.0 million aggregate principal amount of 4.375% senior unsecured notes due 2025, (ii) the $1,250.0 million aggregate principal amount of 4.750% senior unsecured notes due 2028, (iii) the $1,000.0 million aggregate principal amount of 4.950% senior unsecured notes due 2030, (iv) the $1,500.0 million aggregate principal amount of 5.125% senior unsecured notes due 2032, and (v) the $750.0 million aggregate principal amount of 5.625% senior unsecured notes due 2052, in each case issued by VICI LP in April 2022.
“BREIT JV” refers to the joint venture between MGP and Blackstone Real Estate Income Trust, Inc. in which the Company retained MGP’s 50.1% ownership stake pursuant to the MGP Transactions.
“BREIT JV Lease” refers to the lease agreement for MGM Grand Las Vegas and Mandalay Bay.
“Caesars” refers to Caesars Entertainment, Inc., a Delaware corporation and, as the context requires, its subsidiaries.
“Caesars Las Vegas Master Lease” refers to the lease agreement for Caesars Palace Las Vegas and the Harrah’s Las Vegas facilities, as amended from time to time.
“Caesars Leases” refer collectively to the Caesars Las Vegas Master Lease, the Caesars Regional Master Lease and the Joliet Lease, in each case, unless the context otherwise requires.
“Caesars Regional Master Lease” refers to the lease agreement for the regional properties (other than the facility in Joliet, Illinois) leased to Caesars, as amended from time to time.
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
“Century Portfolio Lease” refers to the lease agreement for the Century Portfolio, as amended from time to time.
“Chelsea Piers Mortgage Loan” refers to an $80.0 million mortgage loan agreement entered into on August 31, 2020 with Chelsea Piers New York with a term of seven years and secured by the Chelsea Piers complex in New York City.
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation, and co-issuer of the November 2019 Notes, February 2020 Notes and Exchange Notes.
“Credit Agreement” refers to the Credit Agreement, dated as of February 8, 2022, by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time.
“Credit Facilities” refers collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
“CSI Lease” refers to the lease agreement for Caesars Southern Indiana, as amended from time to time.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Delayed Draw Term Loan” refers to the three-year unsecured delayed draw term loan facility of VICI LP provided under the Credit Agreement.
“EBCI” refers to the Eastern Band of Cherokee Indians, a federally recognized Tribe located in western North Carolina, and, as the context requires, its subsidiary and affiliate entities.
“Exchange Notes” refer collectively to (i) the $1,024.2 million aggregate principal amount of 5.625% senior unsecured notes due 2024, (ii) the $799.4 million aggregate principal amount of 4.625% senior unsecured notes due 2025, (iii) the $480.5 million aggregate principal amount of 4.500% senior unsecured notes due 2026, (iv) the $729.5 million aggregate principal amount of 5.750% senior unsecured notes due 2027, (v) the $349.3 million aggregate principal amount of 4.500% senior unsecured notes due 2028, and (vi) the $727.1 million aggregate principal amount of 3.875% senior unsecured notes due 2029, in each case issued by VICI LP and Co-Issuer, in April 2022 pursuant to the Exchange Offers and Consent Solicitations (as defined herein).
“February 2020 Notes” refer collectively to (i) the $750.0 million aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) the $750.0 million aggregate principal amount of 3.750% senior unsecured notes due 2027, and (iii) the $1.0 billion aggregate principal amount of 4.125% senior unsecured notes due 2030, in each case issued by VICI LP and Co-Issuer in February 2020.
“Forum Convention Center Mortgage Loan” refers to a $400.0 million mortgage loan agreement entered into on September 18, 2020 with a subsidiary of Caesars with a term of five years and secured by, among other things, the Caesars Forum Convention Center in Las Vegas.
“Greektown” refers to the real estate assets associated with the Greektown Casino-Hotel, located in Detroit, Michigan, which we purchased on May 23, 2019.
“Greektown Lease” refers to the lease agreement for Greektown, as amended from time to time.
“Hard Rock” means Hard Rock International, and, as the context requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati” refers to the casino-entitled land and real estate and related assets associated with the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, which we purchased on September 20, 2019.
“Hard Rock Cincinnati Lease” refers to the lease agreement for Hard Rock Cincinnati, as amended from time to time.
“Harrah’s Original Call Properties” refers to the land and real estate assets associated with Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, which we purchased on July 20, 2020.
“JACK Cleveland/Thistledown” refers to the casino-entitled land and real estate and related assets associated with the JACK Cleveland Casino located in Cleveland, Ohio, and the video lottery gaming and pari-mutuel wagering authorized land and real estate and related assets of JACK Thistledown Racino located in North Randall, Ohio, which we purchased on January 24, 2020.
“JACK Cleveland/Thistledown Lease” refers to the lease agreement for JACK Cleveland/Thistledown, as amended from time to time.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“Joliet Lease” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the BREIT JV Lease, the Caesars Leases, the Century Portfolio Lease, the CSI Lease, the Hard Rock Cincinnati Lease, the JACK Cleveland/Thistledown Lease, the MGM Master Lease, the Penn National Leases, and the Venetian Lease, unless the context otherwise requires.
“Margaritaville” refers to the real estate of Margaritaville Resort Casino, located in Bossier City, Louisiana, which we purchased on January 2, 2019.
“Margaritaville Lease” refers to the lease agreement for Margaritaville, as amended from time to time.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Mergers” refer to a series of transactions governed by the MGP Master Transaction Agreement that occurred on April 29, 2022, consisting of (i) the contribution of our interest in VICI LP to VICI OP, which subsequent to the MGP Transactions serves as our new operating partnership, followed by (ii) the merger of MGP with and into Venus Sub LLC, a Delaware limited liability company and wholly owned subsidiary of VICI LP (“REIT Merger Sub”), with REIT Merger Sub surviving the merger, followed by (iii) the distribution by REIT Merger Sub of the interests of the general partner of MGP OP to VICI LP and (iv) the merger of REIT Merger Sub with and into MGP OP, with MGP OP surviving such merger.
“MGM” refers to MGM Resorts International, a Delaware corporation, and, as the context requires, its subsidiaries.
“MGM Master Lease” refers to the lease agreement for the wholly-owned properties leased to MGM.
“MGM Tax Protection Agreement” refers to the form of tax protection agreement entered into with MGM upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to that certain Master Transaction Agreement between the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM entered into on August 4, 2021.
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, and, as the context requires, its subsidiaries.
“MGP OP Notes” refer collectively to the notes issued by MGP OP and MGP Finance Co-Issuer, Inc. (“MGP Co-Issuer” and, together with MGP OP, the “MGP Issuers”), consisting of (i) the 5.625% Senior Notes due 2024 issued pursuant to the indenture, dated as of April 20, 2016, (ii) the 4.625% Senior Notes due 2025 issued pursuant to the indenture, dated as of June 5, 2020, (iii) the 4.500% Senior Notes due 2026 issued pursuant to the indenture, dated as of August 12, 2016, (iv) the 5.750% Senior Notes due 2027 issued pursuant to the indenture, dated as of January 25, 2019, (v) the 4.500% Senior Notes due 2028 issued pursuant to the indenture, dated as of September 21, 2017, and (vi) the 3.875% Senior Notes due 2029 issued pursuant to the indenture, dated as of November 19, 2020, in each case, as amended or supplemented as of the date hereof, among the MGP Issuers and U.S. Bank National Association, as trustee (the “MGP Trustee”).
“MGP Transactions” refer collectively to a series of transactions pursuant to the MGP Master Transaction Agreement between us, MGP and MGM and the other parties thereto in connection with our acquisition of MGP on April 29, 2022, as contemplated by the MGP Master Transaction Agreement, including the MGM Tax Protection Agreement and the MGM Master Lease.
“November 2019 Notes” refer collectively to (i) the $1.25 billion aggregate principal amount of 4.250% senior unsecured notes due 2026, and (ii) the $1.0 billion aggregate principal amount of 4.625% senior unsecured notes due 2029, in each case issued by VICI LP and VICI Note Co. Inc., as Co-Issuer, in November 2019.
“Partner Property Growth Fund” refers to certain arrangements with certain tenants relating to our funding of “same-store” capital improvements, including redevelopment, new construction projects and other property improvements, in exchange for increased rent pursuant to the terms of our existing Lease Agreements with such tenants.
“Penn National” refers to Penn National Gaming, Inc., a Pennsylvania corporation, and, as the context requires, its subsidiaries.
“Penn National Leases” refer collectively to the Margaritaville Lease and the Greektown Lease, unless the context otherwise requires.
“Revolving Credit Facility” refers to the four-year unsecured revolving credit facility entered into by VICI PropCo, as amended from time to time.
“Secured Revolving Credit Facility” refers to the five-year first lien revolving credit facility entered into by VICI PropCo in December 2017, as amended, which was terminated on February 8, 2022.
“Seminole Hard Rock” refers to Seminole Hard Rock Entertainment, Inc.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
“Senior Unsecured Notes” refer collectively to the November 2019 Notes, the February 2020 Notes, the April 2022 Notes and the Exchange Notes and the MGP OP Notes.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time, which was repaid in full on September 15, 2021.
“Venetian Acquisition” refers to our acquisition of the Venetian Resort, with Apollo, which closed on February 23, 2022.
“Venetian Lease” refers to the lease agreement for the Venetian Resort.
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
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI LP” or the “Partnership” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“VICI OP” refers to VICI Properties OP LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI, which serves as our operating partnership following the closing of the MGP Transactions.
“VICI OP Units” refer to limited liability company interests in VICI OP.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of March 31, 2022, our national, geographically diverse real estate portfolio consisted of 28 market-leading properties, including Caesars Palace Las Vegas and the Venetian Resort (and following the closing of the MGP Transactions on April 29, 2022, our portfolio consists of 43 properties, including MGM Grand, Mandalay Bay and MGM National Harbor). Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Caesars, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment, EBCI and Apollo (and following the closing of the MGP Transactions, MGM). VICI also owns and operates four championship golf courses located near certain of our properties.
VICI, the parent company, is a Maryland corporation and internally managed real estate investment trust (“REIT”) for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI OP and indirectly through VICI LP and our golf course business, VICI Golf, is conducted through a direct wholly-owned taxable REIT subsidiary (a “TRS”) of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Impact of the COVID-19 Pandemic on our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing, among other things, temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. Due to prior closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic, including emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
All of our tenants have fulfilled their rent obligations through April 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures.
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
We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited consolidated financial statements and related notes should be read in conjunction with VICI’s audited financial statements and notes thereto included in VICI’s most recent Annual Report on Form 10-K and VICI LP’s audited financial statements and notes thereto included as an exhibit to the Current Report on Form 8-K filed on April 18, 2022, as updated from time to time in our other filings with the SEC.
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
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Principles of Consolidation and Non-controlling Interest
The accompanying consolidated financial statements include our accounts and the accounts of VICI LP, and the subsidiaries in which we or VICI LP has a controlling interest. All intercompany account balances and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary.
We present non-controlling interest and classify such interest as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partner’s capital. Our non-controlling interest represents a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of March 31, 2022 and December 31, 2021, we did not have any restricted cash.
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
We have determined that the land and building components of all of our Lease Agreements, excluding the JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties asset components of the Caesars Regional Master Lease, meet the definition of a sales-type lease under ASC 842.
Investments in Leases - Financing Receivables, Net
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a lease classified as a sales-type lease (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred to us. As a result, we do not recognize the net investment in the lease but instead recognize a financial asset in accordance with ASC 310 “Receivables” (“ASC 310”); however, the accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales-type under ASC 842.
We determined that the land and building components of the JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties asset components of the Caesars Regional Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, the JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties component of the Caesars Regional Master Lease are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under sales-type leases and lease financing receivables will not equal income from our Lease Agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type leases or Income from lease financing receivables and loans, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type, net or Investments in leases - financing receivables, net, as applicable.
Initial direct costs incurred in connection with entering into investments classified as sales-type leases are included in the balance of the net investment in lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations.
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
Allowance for Credit Losses
ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans.
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
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and borrowers and their parent guarantors, as applicable, over the life of each individual lease or financial asset. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and borrowers and their parent guarantors, as applicable. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-Term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant or borrower and parent guarantor, as applicable, and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over approximately the past 40 years that have similar credit profiles or characteristics to our tenants, borrowers and their parent guarantors, as applicable. We are unable to use our historical data to estimate losses as we have no loss history to date.
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Sales-type sub-leases included in Other assets on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility, delayed draw term loan, construction loan or through commitments made to our tenants to fund the development and construction of improvements at our properties through the Partner Property Growth Fund. We estimate the amount that we will fund for each contractual commitment based on (i) discussions with our borrowers and tenants, (ii) our borrowers' and tenants’ business plans and financial condition and (iii) other relevant factors. Based on these considerations, we apply a CECL allowance to the estimated amount of credit we expect to extend. The CECL allowance for unfunded commitments is calculated using the same methodology as the allowance for all of our other investments subject to the CECL model. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2022 and 2021.
Refer to Note 5 - Allowance for Credit Losses for further information.
Other income and Other expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under the Lease Agreements, the tenants are required to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expense are recorded on a gross basis in our Statement of Operations as required under GAAP as we are the primary obligor under these certain ground and use leases.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
Caesars is the guarantor of all the lease payment obligations of the tenants under the respective leases of the properties that it leases from us. Revenue from the Caesars Leases represented 76% and 86% of our lease revenues for the three months ended March 31, 2022 and 2021, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 38% and 32% of our lease revenues for the three months ended March 31, 2022 and 2021, respectively. Other than having a single tenant from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk. Following the completion of the MGP Transactions, MGM is the guarantor of all the lease payment obligations of the tenants under the MGM Master Lease and BREIT JV Lease, which will collectively account for 15 of our 43 leased properties. We do not believe there are any other significant concentrations of credit risk.
Note 3 — Property Transactions
2022 Transactions
Our significant activities in 2022 are as follows:
MGP Transactions
On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. Upon closing, the MGP Transactions added $1,012.0 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
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
The following is a summary of the agreements and related activities under the MGP Transactions:
•MGP Master Transaction Agreement. On August 4, 2021, we entered into the MGP Master Transaction Agreement by and among the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM. Pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement, upon the closing of the REIT Merger (as defined in the MGP Master Transaction Agreement) on April 29, 2022, each outstanding Class A common share, no par value per share, of MGP (“MGP Common Shares”) (other than MGP Common Shares then held in treasury by MGP or owned by any of MGP’s wholly owned subsidiaries) was converted into 1.366 (the “Exchange Ratio”) shares of common stock of the Company (such consideration, the “REIT Merger Consideration”), plus the right, if any, to receive cash in lieu of fractional shares of our common stock into which such MGP Common Shares would have been converted. The outstanding Class B common share, no par value per share, of MGP (the “Class B Share”), which was held by MGM, was cancelled at the effective time of the REIT Merger. The REIT Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
Following the REIT Merger, pursuant to and subject to the terms set forth in the MGP Master Transaction Agreement, at the effective time of the Partnership Merger (as defined in the MGP Master Transaction Agreement), each limited partnership unit in MGP OP (other than the limited partnership units in MGP OP held by REIT Merger Sub or any subsidiary of MGP OP), all of which were held by MGM and certain of its subsidiaries, was converted into the right to

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
receive a number of VICI OP Units (the “Partnership Merger Consideration”) equal to the Exchange Ratio. The Company redeemed a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash using the proceeds of the April 2022 Notes, as further described in Note 7 - Debt (the “Redemption”). Following the Redemption, MGM retained approximately 12.2 million VICI OP Units.
•MGM Master Lease and BREIT JV Lease. Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the consumer price index (“CPI”), subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease are guaranteed by MGM. The initial total annual rent under the MGM Master Lease will be reduced by $90.0 million to $770.0 million, upon the close of MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease, as further described below under “Mirage Severance Lease.”
Additionally, we retained MGP’s 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV Lease remained unchanged and provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to MGP’s investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the BREIT JV Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the BREIT JV Lease are guaranteed by MGM.
•Tax Protection Agreement. In connection with the closing of the MGP Transactions, we entered into a tax protection agreement with MGM (the “MGM Tax Protection Agreement”) pursuant to which VICI OP has agreed, subject to certain exceptions, for a period of 15 years following the closing of the Mergers (subject to early termination under certain circumstances), to indemnify MGM and certain of its subsidiaries (the “Protected Parties”) for certain tax liabilities resulting from (1) the sale, transfer, exchange or other disposition of a property owned directly or indirectly by MGP OP immediately prior to the closing date of the Mergers (each, a “Protected Property”), (2) a merger, consolidation, transfer of all assets of, or other significant transaction involving VICI OP pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (3) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to MGM, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of VICI OP or VICI to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that VICI OP or VICI breaches restrictions in the MGM Tax Protection Agreement, VICI OP will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. In addition, the BREIT JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP, the Company bears its 50.1% proportionate share in the BREIT JV of any indemnity under this existing tax protection agreement.
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
Following the receipt of the requisite consents pursuant to the Consent Solicitations, on September 23, 2021, the MGP Issuers executed supplemental indentures to each of the MGP OP Notes Indentures in order to effect the proposed amendments (the “MGP OP Supplemental Indentures”). The MGP OP Supplemental Indentures became operative upon the settlement of the Exchange Offers and the Consent Solicitations on April 29, 2022 (the “Settlement Date”).
Upon completion of the Exchange Offers and Consent Solicitations, the VICI Issuers issued $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due 2024, $799.4 million in aggregate principal amount of 4.625% Senior Notes due 2025, $480.5 million in aggregate principal amount of 4.500% Senior Notes due 2026, $729.5 million in aggregate principal amount of 5.750% Senior Notes due 2027, $349.3 million in aggregate principal amount of 4.500% Senior Notes due 2028 and $727.1 million in aggregate principal amount of 3.875% Senior Notes

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
due 2029, each pursuant to a separate indenture dated as of April 29, 2022, among the VICI Issuers and the Trustee. Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, $25.8 million in aggregate principal amount of MGP OP Notes due 2024, $0.6 million in aggregate principal amount of MGP OP Notes due 2025, $19.5 million in aggregate principal amount of MGP OP Notes due 2026, $20.5 million in aggregate principal amount of MGP OP Notes due 2027, $0.7 million in aggregate principal amount of MGP OP Notes due 2028 and $22.9 million in aggregate principal amount of MGP OP Notes due 2029 remain outstanding.
•Mirage Severance Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into a new separate lease with Hard Rock related to the land and real estate assets of the Mirage (the “Mirage Lease”), and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the initial annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the second half of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.
We will assess the MGP Transactions in accordance with ASC 805—“Business Combinations” (“ASC 805”), and anticipate that the acquisition of MGP will not meet the definition of a business and will accordingly be accounted for as an asset acquisition under ASC 805-50. As part of the application of ASC 805, we will prepare a purchase price allocation in order to appropriately allocate the purchase price by major categories of assets acquired and liabilities assumed. We also will assess the lease classification of the MGM Master Lease and anticipate that it will meet the definition of a sales-type lease. Further, since MGM controlled and consolidated MGP prior to the MTA Transactions, the lease will be assessed under the sale-leaseback guidance and we anticipate it will be determined to be a failed sale-leaseback under which the lease will be accounted for as a financing receivable under ASC 310. Finally, as it relates to the BREIT JV, we anticipate that it will continue to be accounted for as an equity method investment and the joint venture will retain the underlying accounting. However, we will be required to record our investment in BREIT JV at fair value and amortize the difference between the current carrying value and assessed fair value into income.
During the quarter ended June 30, 2022, we will record the corresponding assets and assumed liabilities at fair value, the most material of which will include (i) the MGM Master Lease presented as Investment in leases - financing receivable, net of an estimate allowance for credit losses, (ii) the investment in the BREIT JV presented as Investment in unconsolidated affiliate and (iii) the liability for the assumption of the MGP OP Notes presented in Debt, net, on our Balance Sheet.
BigShots Loan
Subsequent to quarter end, on April 7, 2022, we entered into a loan with BigShots Golf (“BigShots Golf”), a subsidiary of ClubCorp Holdings, Inc. (“ClubCorp”), an Apollo fund portfolio company, to provide up to $80.0 million of mortgage financing (“BigShots Loan”) for the construction of certain new BigShots Golf facilities throughout the United States. The BigShots Loan bears interest at a rate of 10.0% per annum and has an initial term of five years with two successive 12-month extension options, subject to certain conditions. Our commitment to fund the loan will be subject to customary terms and conditions and disbursement of funds to the borrower will be based upon construction of the applicable BigShots Golf facilities. In addition, we entered into a right of first offer and call right agreement, pursuant to which (i) we have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback, and (ii) for so long as the BigShots Loan remains outstanding and we continue to hold a majority interest therein, subject to additional terms and conditions, we will have a right of first offer on any multi-site mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) in connection with the development of BigShots Golf facilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Venetian Acquisition
On February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from LVS for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million (which was subsequently repaid in full using the proceeds from the April 2022 Notes offering), and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease with the Venetian Tenant. The Venetian Lease has an initial total annual rent of $250.0 million and an initial term of 30 years, with two 10-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. We determined that the land and building components of the Venetian Lease meet the definition of a sales-type lease and accordingly are recorded as an Investments in leases - sales-type on our Balance Sheet, net of allowance for credit losses in the amount of $65.6 million.
In connection with the Venetian Acquisition, we entered into a Property Growth Fund Agreement (“Venetian PGFA”) with the Venetian Tenant. Under the Venetian PGFA we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGFA, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease and calculated in accordance with a formula set forth in the Venetian PGFA. Upon execution of the Venetian PGFA we were required to estimate a CECL allowance related to the contractual commitments to extend credit, which is based on our best estimates of funding such commitments. Accordingly, during the three months ended March 31, 2022, we recorded a CECL allowance in Other liabilities in the amount of $8.3 million related to the estimate of our unfunded commitment under the Venetian PGFA.
In addition, LVS agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We are a third-party beneficiary of the Contingent Lease Support Agreement and have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease are not guaranteed by Apollo or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds.
2021 Transactions
Our significant activities in 2021 were as follows:
Caesars Southern Indiana Lease
On September 3, 2021, in connection and concurrent with EBCI’s acquisition of the operations of Caesars Southern Indiana from Caesars, we entered into a triple-net lease agreement with a subsidiary of EBCI, the CSI Lease, with respect to the real property associated with Caesars Southern Indiana. Initial total annual rent under the lease with EBCI is $32.5 million. The lease has an initial term of 15 years, with four 5-year tenant renewal options. The tenant’s obligations under the lease are guaranteed by EBCI. Annual base rent payments under the Caesars Regional Master Lease were reduced by $32.5 million upon completion of EBCI’s acquisition of the operations of Caesars Southern Indiana and the execution of the CSI Lease. We determined that the land and building components of the CSI Lease meet the definition of a sales-type lease and, as the asset continues to meet the definition of a sales-type lease under ASC 842, the existing lease balance of Caesars Southern Indiana was transferred from Caesars to EBCI, as the new tenant, and the income is recognized using the revised rate implicit in the lease. In addition, as part of the transaction, EBCI and Caesars entered into a right of first refusal agreement pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Great Wolf Mezzanine Loan
On June 16, 2021, we entered into a mezzanine loan agreement (the “Great Wolf Mezzanine Loan”) with an affiliate of Great Wolf Resorts, Inc. (“Great Wolf”) to provide up to $79.5 million in financing to partially fund the development of the Great Wolf Lodge Maryland, an expansive 48-acre indoor water park resort located in Perryville, MD. The Great Wolf Mezzanine Loan bears interest at a rate of 8.0% per annum and has an initial term of three years with two successive 12-month extension options, subject to certain conditions. Our commitment will be funded subject to customary terms and conditions in disbursements to the borrower based upon construction of the development and, as of March 31, 2022, approximately $49.2 million of the funds have been disbursed. We expect to fund our entire $79.5 million commitment by mid-2022.
In addition, pursuant to a non-binding letter agreement, we will have the opportunity for a period of up to five years to provide up to a total of $300.0 million of mezzanine financing, inclusive of the $79.5 million related to the Great Wolf Lodge Maryland, for the development and construction of Great Wolf’s extensive domestic and international indoor water park resort pipeline.
Note 4 — Real Estate Portfolio
As of March 31, 2022, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock and Penn National, under nine separate lease agreements;
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
The following is a summary of the balances of our real estate portfolio as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Minimum lease payments receivable under sales-type leases (1)	$64,524,789	$44,485,224
Estimated residual values of leased property (not guaranteed)	6,578,781	3,334,549
Gross investment in sales-type leases	71,103,570	47,819,773
Unamortized initial direct costs	40,718	23,363
Less: Unearned income	(53,526,411)	(34,271,620)
Less: Allowance for credit losses	(504,178)	(434,852)
Investments in leases - sales-type, net	17,113,699	13,136,664
Investments in leases - financing receivables, net	2,650,633	2,644,824
Total investments in leases, net	19,764,332	15,781,488
Investments in loans, net	513,128	498,002
Land	153,576	153,576
Total real estate portfolio	$20,431,036	$16,433,066
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under the Lease Agreements.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Portfolio
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2022	2021
Income from sales-type leases, excluding contingent rent (1)	$322,258	$289,574
Income from lease financing receivables (1) (2)	63,019	59,892
Total revenue, excluding contingent rent	385,277	349,466
Contingent rent (1)	4,477	572
Total lease revenue	389,754	350,038
Non-cash adjustment (3)	(35,553)	(27,877)
Total contractual lease revenue	$354,201	$322,161
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of March 31, 2022, we have recognized contingent rent from our Margaritaville Lease, Greektown Lease, and Caesars Las Vegas Master Lease in relation to the variable rent portion of the respective leases. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
(2) Represents the Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At March 31, 2022, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2022 (remaining)	$994,936	$171,273	$1,166,209
2023	1,344,189	232,320	1,576,509
2024	1,366,127	236,452	1,602,579
2025	1,385,348	239,835	1,625,183
2026	1,405,006	243,281	1,648,287
2027	1,425,272	246,841	1,672,113
Thereafter	56,603,911	8,309,373	64,913,284
Total	$64,524,789	$9,679,375	$74,204,164

Weighted Average Lease Term (2)	37.0 years	33.2 years	35.5 years
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the Lease Agreements.
(2) The minimum lease payments and weighted average remaining lease term assumes the exercise of all tenant renewal options, consistent with our conclusions under ASC 842 and ASC 310.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Lease Overview
The following is a summary of the material lease provisions of our Caesars Leases, Venetian Lease, MGM Master Lease, and BREIT JV Lease (the MGM Master Lease as entered into and BREIT JV Lease as assumed by us, each as part of the closing of the MGP Transactions on April 29, 2022):

($ In thousands)	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	Venetian Lease	MGM Master Lease	BREIT JV Lease
Lease Provision
Initial term	18 years	18 years	30 years	25 years	30 years
Initial term maturity	7/31/2035	7/31/2035	2/29/2052	4/30/2047	2/28/2050
Renewal terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms	Three, ten-year terms	Two, ten-year terms
Current lease year (1)	11/1/21 - 10/31/22 (Lease Year 5)	11/1/21 - 10/31/22 (Lease Year 5)	2/23/22 - 2/28/23 (Lease Year 1)	4/29/22-4/30/23 (Lease Year 1)	3/1/22 - 2/28/23 (Lease Year 3)
Current annual rent (2)	$649,572	$422,224	$250,000	$860,000	$303,800 (VICI’s 50.1% Pro Rata Share: $152,203)
Annual escalator (3)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI	>2% / change in CPI (capped at 3%) beginning in Lease year 2	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (4)	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None	None	None
Variable rent adjustment calculation (3)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None	None	None
____________________
(1) For the Venetian Lease, lease year two will begin on the earlier of (i) March 1, 2024 and (ii) the first day of the first month following the month in which the net revenue of the Venetian Resort for the trailing twelve months equals or exceeds 2019 net revenue.
(2) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, Current annual rent under the Caesars Regional Master Lease and Joliet Lease is $641.2 million.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. In relation to the Caesars Las Vegas Master Lease, we recognized approximately $3.1 million in contingent rent during the three months ended March 31, 2022. No such rent has been recognized for the three months ended March 31, 2021. In relation to the Caesars Regional Master Lease, Joliet Lease, Venetian Lease, MGM Master Lease no such rent has been recognized for the three months ended March 31, 2022 and 2021.
(4) Variable Rent is not subject to the Escalator.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our Penn National Leases, Hard Rock Cincinnati Lease, Century Portfolio Lease, JACK Cleveland/Thistledown Lease and CSI Lease:

($ In thousands)	Margaritaville Lease	Greektown Lease	Hard Rock Cincinnati Lease	Century Portfolio Lease	JACK Cleveland/Thistledown Lease	CSI Lease
Lease Provision
Initial term	15 years	15 years	15 years	15 years	20 years	15 years
Initial term maturity	1/31/2034	5/31/2034	9/30/2034	12/31/2034	1/31/2040	8/31/2036
Renewal terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Three, five-year terms	Four, five-year terms
Current lease year	2/1/22 - 1/31/23 (Lease Year 4)	6/1/21 - 5/31/22 (Lease Year 3)	10/1/21 - 9/30/22 (Lease Year 3)	1/1/22 - 12/31/22 (Lease Year 3)	2/1/22 - 1/31/22 (Lease Year 3)	9/3/21 - 8/31/22 (Lease Year 1)
Current annual rent (1)	$23,813	$51,321	$44,042	$25,503	$68,704	$32,500
Annual escalator (2)	2% of Building base rent ($17.2 million)	2% of Building base rent ($42.8 million)	Lease years 2-4 - 1.5% Lease years 5-15 - > 2% / change in CPI (3)	Lease years 2-3 - 1.0% Lease years 4-15 - > 1.25% / CPI	Lease year 3 - 1.0% Lease years 4-6 - 1.5% Lease years 7-20 - >1.5%/change in CPI (capped at 2.5%)	Lease years 2-5 - 1.5% Lease years 6-15 - >2.0% / change in CPI
Coverage floor (4)	Net revenue to rent ratio: 6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year five	None	7.5x net revenue commencing lease year six	None	None
Variable Rent adjustment (5)	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter	Lease year 8: 80% base rent and 20% variable rent	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent	None	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent
Variable Rent adjustment calculation	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3 Year 11: Avg. of years 8-10 less avg. of years 5-7	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 (6) Year 11: Avg. of years 8-10 less avg. of years 5-7
____________________
(1) For the JACK Cleveland/Thistledown Lease, the annualized rent is inclusive of an increase of $1.8 million, effective April 1, 2022, related to the gaming patio amenity at JACK Thistledown.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three months ended March 31, 2022 and 2021.
(3) Starting in lease year 5, if the change in CPI is less than 0.5%, there will be no escalation in rent for such lease year.
(4) In the event that the net revenue to rent ratio coverage, as applicable, is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue to rent ratio coverage, as applicable, provided that the amount shall never result in a decrease to the prior year’s rent. With respect to the Century Portfolio Lease, if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%.
(5) Variable (percentage rent) is subject to the percentage rent multiplier. With respect to the Penn National Leases, after the first percentage rent reset, any amounts related to variable (percentage) rent are considered contingent rent in accordance with GAAP. In relation to the Margaritaville Lease, we recognized approximately $0.9 million in contingent rent during the three months ended March 31, 2022, and approximately $0.6 million in contingent rent during the three months ended March 31, 2021. In relation to the Greektown Lease during the three months ended March 31, 2022 we recognized approximately $0.5 million in contingent rent. No such contingent rent was recognized for the three months ended March 31, 2021 for the Greektown Lease.
(6) With respect to lease year 0, for the period Caesars Southern Indiana was closed in 2020 due to COVID 19, the CSI Lease provides for the use of 2019 net revenues, pro rated for the period of such closure.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Capital Expenditure Requirements
We manage our residual asset risk through protective covenants in our Lease Agreements, which require the tenant to, among other things, hold specific insurance coverage, engage in ongoing maintenance of the property and invest in capital improvements. With respect to the capital improvements, the Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation, restoration and repair or other improvements of items with respect to the leased properties. Except for as specifically provided for in the below table, which summarizes the capital expenditure requirements of the respective tenants under certain of the Lease Agreements, the tenants under our other Lease Agreements are all required to spend a minimum of 1% of net revenues or net gaming revenues, as the case may be:

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	Venetian Lease	BREIT JV Lease
Yearly minimum expenditure	1% of net revenues (1)	1% of net revenues (1)	2% of net revenues based on rolling three-year basis	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves
Rolling three-year minimum (2)	$311 million	$84 million	N/A	N/A
____________________
(1) The Caesars Leases require a $114.5 million floor on annual capital expenditures for Caesars Palace Las Vegas, Joliet and the Regional Master Lease properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(2) Certain tenants under the Caesars Leases, as applicable, are required to spend $380.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $286.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease in such proportion as such tenants may elect. Additionally, the tenants under the Regional Master Lease and Joliet Lease are required to expend a minimum of $537.5 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
Loan Portfolio
The following is a summary of our investments in loans as of March 31, 2022 and December 31, 2021:

($ In thousands)	March 31, 2022
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,033	$—	7.9%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,998	15,000	7.0%	8/31/2027
Great Wolf Mezzanine Loan	Mezzanine	49,173	48,097	30,327	8.0%	7/9/2026
Total		$514,173	$513,128	$45,327	7.8%

($ In thousands)	December 31, 2021
Investment Name	Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Interest Rate(3)	Final Maturity(4)
Forum Convention Center Mortgage Loan	Senior Secured	$400,000	$400,036	$—	7.9%	9/18/2025
Chelsea Piers Mortgage Loan	Senior Secured	65,000	64,998	15,000	7.0%	8/31/2027
Great Wolf Mezzanine Loan	Mezzanine	33,614	32,968	45,886	8.0%	7/9/2026
Total		$498,614	$498,002	$60,886	7.8%
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Allowance for Credit Losses
Adoption of ASC 326
Under ASC 326 we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables and loans.
During the three months ended March 31, 2022, we recognized a $80.8 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowance in relation to (a) the Venetian Acquisition and classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGFA and (c) the sales-type sub-lease agreements we assumed in connection with the Venetian Acquisition and are required to present gross and (ii) the increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of market volatility during the first quarter of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance.
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
Subsequent to quarter-end, on April 29, 2022, we closed on the previously announced MGP Transactions in which we entered into the MGM Master Lease. As discussed in Note 3 - Property Transactions we anticipate the MGM Master Lease will be accounted for as a financing receivable under ASC 310, and, accordingly, we will be required to record a material initial and ongoing CECL allowance as required under ASC 326.
As of March 31, 2022 and December 31, 2021, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,617,877	$(504,178)	$17,113,699	2.86%
Investments in leases - financing receivables	2,742,615	(91,982)	2,650,633	3.35%
Investments in loans	514,217	(1,089)	513,128	0.21%
Other assets - sales-type sub-leases	455,710	(8,754)	446,956	1.92%
Totals	$21,330,419	$(606,003)	$20,724,416	2.84%

	December 31, 2021
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,571,516	$(434,852)	$13,136,664	3.20%
Investments in leases - financing receivables	2,735,948	(91,124)	2,644,824	3.33%
Investments in loans	498,775	(773)	498,002	0.15%
Other assets - sales-type sub-leases	280,510	(6,540)	273,970	2.33%
Totals	$17,086,749	$(533,289)	$16,553,460	3.12%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments, primarily related to the Venetian PGFA. As of March 31, 2022 and December 31, 2021, such allowance is $9.1 million and $1.0 million, respectively, and is recorded in Other liabilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning Balance December 31,	$534,326	$553,879
Initial allowance from current period investments	76,037	—
Current period change in credit allowance	4,783	(4,380)
Charge-offs	—	—
Recoveries	—	—
Ending Balance March 31,	$615,146	$549,499
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2022 and 2021:

	March 31, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,198,118	$949,418	$14,918,185	$870,774	$279,740	$114,183	$21,330,419

	March 31, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$—	$15,761,205	$917,138	$281,450	$65,012	$17,024,805
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan and Great Wolf Mezzanine Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Sales-type sub-leases, net (1)	$446,956	$273,970
Forward-starting interest rate swaps	109,495	884
Property and equipment used in operations, net	68,193	68,515
Right of use assets and sub-lease right of use assets	49,731	16,811
Debt financing costs	29,101	24,928
Deferred acquisition costs	22,222	24,690
Tenant receivables	6,349	5,032
Prepaid expenses	3,460	3,660
Interest receivable	2,976	2,780
Other receivables	986	341
Other	2,114	3,082
Total other assets	$741,583	$424,693
_______________________________________________________
(1) As of March 31, 2022 and December 31, 2021, sales-type sub-leases are net of $8.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Land and land improvements	$59,497	$59,250
Buildings and improvements	15,045	14,880
Furniture and equipment	9,056	9,014
Total property and equipment used in operations	83,598	83,144
Less: accumulated depreciation	(15,405)	(14,629)
Total property and equipment used in operations, net	$68,193	$68,515

	Three Months Ended March 31,
(In thousands)	2022	2021
Depreciation expense	$776	$792
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Finance sub-lease liabilities	$455,710	$280,510
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	49,731	16,811
CECL allowance for unfunded commitments	9,143	1,037
Deferred income taxes	3,999	3,879
Total other liabilities	$592,183	$375,837

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of March 31, 2022 and December 31, 2021:

($ In thousands)	March 31, 2022
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Revolving Credit Facility (2)	2026	SOFR + 1.425%	$600,000	$600,000
Delayed Draw Term Loan (2)	2025	SOFR + 1.700%	—	—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,236,685
2029 Maturity	2029	4.625%	1,000,000	987,731
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	743,263
2027 Maturity	2027	3.750%	750,000	741,828
2030 Maturity	2030	4.125%	1,000,000	987,507
Total Debt			$5,350,000	$5,297,014

($ In thousands)	December 31, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Secured Revolving Credit Facility (4)	2024	L + 2.00%	$—	$—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,235,972
2029 Maturity	2029	4.625%	1,000,000	987,331
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	742,677
2027 Maturity	2027	3.750%	750,000	741,409
2030 Maturity	2030	4.125%	1,000,000	987,134
Total Debt			$4,750,000	$4,694,523
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility and Delayed Draw Term Loan bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR and a range of 0.85% to 1.60% margin plus SOFR, respectively, depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility and Delayed Draw Term Loan are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the three months ended March 31, 2022, the commitment fees for both the Revolving Credit Facility and Delayed Draw Term Loan were 0.375%.
(3)Interest is payable semi-annually.
(4)On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and the Existing Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described below.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum payments of our debt obligations as of March 31, 2022:

(In thousands)	Future Minimum Payments
2022 (remaining)	$—
2023	—
2024	—
2025	750,000
2026	1,850,000
2027	750,000
Thereafter	2,000,000
Total minimum repayments	$5,350,000
Senior Unsecured Notes
Exchange Notes
Subsequent to quarter-end, on April 29, 2022, the VICI Issuers issued $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due 2024, $799.4 million in aggregate principal amount of 4.625% Senior Notes due 2025, $480.5 million in aggregate principal amount of 4.500% Senior Notes due 2026, $729.5 million in aggregate principal amount of 5.750% Senior Notes due 2027, $349.3 million in aggregate principal amount of 4.500% Senior Notes due 2028 and $727.1 million in aggregate principal amount of 3.875% Senior Notes due 2029 in exchange for the validly tendered and not validly withdrawn MGP OP Notes, originally issued by the MGP Issuers, pursuant to the settlement of the Exchange Offers and Consent Solicitations in connection with the closing of the MGP Transactions. The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes, in each case under a supplemental indenture dated as of April 29, 2022, between the VICI Issuers and UMB Bank, National Association, as trustee (the “Trustee”)
Interest on the Exchange Notes is payable semi-annually in cash in arrears on (i) May 1 and November 1 of each year, with respect to the Exchange Notes due 2024, (ii) June 15 and December 15 of each year, with respect to the Exchange Notes due 2025, (iii) March 1 and September 1 of each year, with respect to the Exchange Notes due 2026, (iv) February 1 and August 1 of each year, with respect to the Exchange Notes due 2027, (v) January 15 and July 15 of each year, with respect to the Exchange Notes due 2028, and (vi) February 15 and August 15 of each year, with respect to the Exchange Notes due 2029.
The Exchange Notes due 2025, 2026, 2027, 2028, and 2029 are redeemable at our option, in whole or in part, at any time on or after February 1, 2024, March 15, 2025, June 1, 2026, November 1, 2026, October 15, 2027 and November 15, 2028, respectively, at the redemption prices set forth in the respective indenture governing such Exchange Notes. We may redeem some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
MGP OP Notes
Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, $25.8 million in aggregate principal amount of MGP OP Notes due 2024, $0.6 million in aggregate principal amount of MGP OP Notes due 2025, $19.5 million in aggregate principal amount of MGP OP Notes due 2026, $20.5 million in aggregate principal amount of MGP OP Notes due 2027, $0.7 million in aggregate principal amount of MGP OP Notes due 2028 and $22.9 million in aggregate principal amount of MGP OP Notes due 2029 remain outstanding.
Interest on each series of the MGP OP Notes is payable semi-annually in cash in arrears on the same dates as set forth above with respect to the corresponding maturity series of the Exchange Notes. In addition, each series of the MGP OP Notes are redeemable at our option, in whole or in part, at any time on or after the same dates as set forth above with respect to the corresponding maturity series of the Exchange Notes. We may redeem some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
April 2022 Notes
Subsequent to quarter-end, on April 29, 2022, VICI LP, our wholly owned subsidiary, issued (i) $500.0 million in aggregate principal amount of 4.375% Senior Notes due 2025, which mature on May 15, 2025, (ii) $1,250.0 million in aggregate principal amount of 4.750% Senior Notes due 2028, which mature on February 15, 2028, (iii) $1,000.0 million in aggregate principal amount of 4.950% Senior Notes due 2030, which mature on February 15, 2030, (iv) $1,500.0 million in aggregate principal amount of 5.125% Senior Notes due 2032, which mature on May 15, 2032, and (v) $750.0 million in aggregate principal amount of 5.625% Senior Notes due 2052, which mature on May 15, 2052, (collectively, the “April 2022 Notes”) in each case under a supplemental indenture dated as of April 29, 2022, between VICI LP and the Trustee. We used the net proceeds of the offering to (i) fund the consideration for the redemption of a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash in connection with the closing of the MGP Transactions on April 29, 2022, and (ii) pay down the outstanding $600.0 million balance on our Revolving Credit Facility.
Interest on the April 2022 Notes due 2025, 2028 and 2052 is payable semi-annually in cash in arrears on May 15 and November 15 of each year. Interest on the April 2022 Notes due 2028 and 2030 is payable semi-annually in cash in arrears on February 15 and August 15 of each year. Prior to their maturity date, in the case of the April 2022 Notes due 2025, and January 15, 2028 (one month prior to the maturity date of the April 2022 Notes due 2028), December 15, 2029 (two months prior to the maturity date of the April 2022 Notes due 2030), February 15, 2032 (three months prior to the maturity date of the April 2022 Notes due 2032) and November 15, 2051 (six months prior to the maturity date of the April 2022 Notes due 2052), respectively, in the case of the April 2022 Notes due 2028, 2030, 2032 and 2052, we may redeem the April 2022 Notes at our option, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. On or after January 15, 2028, December 15, 2029, February 15, 2032 and November 15, 2051, respectively, we may redeem the April 2022 Notes due 2028, 2030, 2032 and 2052 at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.
November 2019 Notes
On November 26, 2019, the VICI Issuers issued (i) $1,250.0 million in aggregate principal amount of 4.250% Senior Notes due 2026, which mature on December 1, 2026, and (ii) $1,000.0 million in aggregate principal amount of 4.625% Senior Notes due 2029, which mature on December 1, 2029 (collectively, the “November 2019 Notes”), under separate indentures, each dated as of November 26, 2019, among the VICI Issuers, the subsidiary guarantors party thereto and the Trustee.
Interest on the November 2019 Notes is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The November 2019 Notes due 2026 and 2029 are redeemable at our option, in whole or in part, at any time on or after December 1, 2022 and December 1, 2024, respectively, at the redemption prices set forth in the respective indenture. We may redeem some or all of the November 2019 Notes due 2026 or 2029 prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to December 1, 2022, we may redeem up to 40% of the aggregate principal amount of the November 2019 Notes due 2026 or 2029 using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
February 2020 Notes
On February 5, 2020, the VICI Issuers issued (i) $750.0 million in aggregate principal amount of 3.500% Senior Notes due 2025, which mature on February 15, 2025, (ii) $750.0 million in aggregate principal amount of 3.750% Senior Notes due 2027, which mature on February 15, 2027, and (iii) $1,000.0 million in aggregate principal amount of 4.125% Senior Notes due 2030, which mature on August 15, 2030 (collectively, the “February 2020 Notes”), under separate indentures, each dated as of February 5, 2020, among the VICI Issuers, the subsidiary guarantors party thereto and the Trustee.
Interest on the February 2020 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year. The February 2020 Notes due 2025, 2027 and 2030 are redeemable at our option, in whole or in part, at any time on or after February 15, 2022, February 15, 2023, and February 15, 2025, respectively, at the redemption prices set forth in the respective indenture. We may redeem some or all of the February 2020 Notes due 2025, 2027 and 2030 prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to February 15, 2022, with respect to the February 2020 Notes due 2025, and February 15, 2023, with respect to the February 2020 Notes due 2027 and 2030, we may redeem up to 40% of the aggregate principal amount of the February 2020 Notes due 2025, 2027 and 2030 using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes and the April 2022 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.
Until February 8, 2022, the November 2019 Notes and February 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each guaranteed indebtedness under the Existing Credit Agreement. All subsidiary guarantees were released upon the termination of the Existing Credit Agreement concurrently with the execution of the Credit Agreement on February 8, 2022.
VICI LP and its subsidiaries represent our “Real Property Business” segment, with the “Golf Course Business” segment corresponding to the portion of our business operated through entities that are not direct or indirect subsidiaries of VICI LP or obligors of the November 2019 Notes, February 2020 Notes and Exchange Notes. Refer to Note 14 - Segment Information for more information about our segments.
The respective indentures governing the November 2019 Notes, February 2020 Notes and Exchange Notes each contain covenants that limit the VICI LP’s and its restricted subsidiaries’ ability to, among other things: (i) incur additional debt; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting the restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the VICI Issuers’ assets; (viii) enter into certain transactions with their affiliates; and (ix) designate restricted subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to VICI to the extent necessary for VICI to fund a dividend or distribution by VICI that it believes is necessary to maintain its status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed 95% of our cumulative Funds From Operations (as defined in the respective indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) the issuance of certain convertible indebtedness of VICI LP. As of March 31, 2022, the restricted net assets of VICI LP were approximately $7.5 billion.
Pursuant to the terms of the respective indentures, in the event that the November 2019 Notes, February 2020 Notes and Exchange Notes (i) are rated investment grade by at least two of S&P, Moody’s and Fitch and (ii) no default or event of default has occurred and is continuing under the respective indentures, VICI LP and its restricted subsidiaries will no longer be subject to certain of the restrictive covenants under such indentures. On April 18, 2022, the November 2019 Notes, February 2020 Notes and Exchange Notes were rated investment grade by each of S&P and Fitch and VICI LP notified the Trustee of such Suspension Date (as defined in the indentures). Accordingly, VICI LP and its restricted subsidiaries are no longer subject to certain of the restrictive covenants under such indentures, but are subject to a maintenance covenant requiring VICI LP and its restricted subsidiaries to maintain a certain total unencumbered assets to unsecured debt ratio. In the event that the November 2019 Notes, February 2020 Notes and Exchange Notes are no longer rated investment grade by at least two of S&P, Moody’s and Fitch, then VICI LP and its restricted subsidiaries will again be subject to all of the covenants of the respective indentures, as applicable, but will no longer be subject to the maintenance covenant.
The indenture governing the April 2022 Notes contains certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and VICI LP to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Unsecured Credit Facilities
On February 8, 2022, VICI LP entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Revolving Credit Facility includes two six-month maturity extension options and the Delayed Draw Term Loan includes two twelve-month extension options, in each case, the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and 0.125% on the extended term loans, in the case of each twelve-month extension of the Delayed Draw Term Loan. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
Borrowings under the Credit Facilities will bear interest, at VICI LP’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to VICI LP’s debt ratings. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating) of total revolving commitments.
Pursuant to the terms of the Credit Agreement, VICI LP is subject to, among other things, customary covenants and the maintenance of various financial covenants. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt.
On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. Subsequent to quarter-end, on April 29, 2022 we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes.
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (as amended, amended and restated and otherwise modified, the “2017 Credit Agreement”), which was subsequently amended and restated in May 2019 and amended in January 2020, comprised of a $2.2 billion Term Loan B Facility and a $1.0 billion Secured Revolving Credit Facility (the Term Loan B Facility and the Secured Revolving Credit Facility, as amended, are referred to together as the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities were secured by a first priority lien on substantially all of VICI PropCo’s material assets (and those of its existing and subsequently acquired wholly owned material domestic restricted subsidiaries), including mortgages on their respective real estate, subject to customary exclusions. VICI was not subject to the covenants of the 2017 Credit Agreement nor was VICI a guarantor of the Senior Secured Credit Facilities.
On September 15, 2021, we used the proceeds from the settlement of the June 2020 Forward Sale Agreement (as defined in Note 11- Stockholders’ Equity) and the proceeds from the issuance of 65,000,000 shares of common stock from the September 2021 equity offering to repay in full the Term Loan B Facility, including outstanding accrued interest. In connection with the full repayment, we recognized a loss on extinguishment of debt of $15.6 million during the year ended December 31, 2021, representing the write-off of the remaining unamortized deferred financing costs. Following the repayment in full of the Term Loan B Facility, the Secured Revolving Credit Facility remained in effect pursuant to the 2017 Credit Agreement.
On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s material assets and those of its existing and subsequently acquired wholly owned material domestic restricted subsidiaries) and the 2017 Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described above.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
MGP Transactions Bridge Facility
On August 4, 2021, in connection with the completion of the MGP Transactions, VICI PropCo entered into a Commitment Letter (the “MGP Transactions Commitment Letter”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. (collectively, the “MGP Transactions Bridge Lender”), pursuant to which, and subject to the terms and conditions set forth therein, the MGP Transactions Bridge Lender provided commitments in an amount up to $9.3 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “MGP Transactions Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund (i) the consideration to be paid in connection with the Redemption pursuant to the terms of the MGP Master Transaction Agreement, (ii) amounts to be paid in connection with offers to repurchase the MGP OP Notes pursuant to their respective indentures if the assumption of such notes by VICI LP in the Mergers is unsuccessful and (iii) related fees and expenses. On September 23, 2021, following the successful early tender results and participation of the Exchange Offers and Consent Solicitations, the execution of the MGP OP Supplemental Indentures and the elimination of the change of control covenants in connection therewith, $4,242.0 million in committed financing (representing the second tranche of the MGP Transactions Bridge Facility) was terminated in accordance with the terms of the MGP Transactions Commitment Letter. Subsequent to quarter-end, on April 29, 2022, the remaining commitments under the MGP Transactions Bridge Facility were fully terminated in connection with the closing of the MGP Transactions.
The MGP Transactions Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the three months ended March 31, 2022, we recognized $11.5 million of fees related to the MGP Transactions Bridge Facility in Interest expense on our Statement of Operations. We did not recognize any such amount for the three months ended March 31, 2021 since the MGP Transactions Bridge Facility was entered into on August 4, 2021.
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
The Venetian Acquisition Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the three months ended March 31, 2022 and 2021, we recognized $1.0 million and $2.4 million, respectively, of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2022, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
From December 2021 through March 2022, we entered into five forward-starting interest rate swap agreements with a notional amount of $2.5 billion to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $2.5 billion of long-term debt. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2023. The forward-starting interest rate swap were designated as cash-flow hedges. In April 2022, we entered into two U.S. Treasury Rate Lock agreements with a notional amount of $500.0 million to hedge against the changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $500.0 million of long term debt. The treasury locks were designated as cash-flow hedges. Subsequent to quarter-end, in connection with the April 2022 Notes offering we settled the outstanding forward-starting interest rate swaps for total proceeds of $202.3 million and the treasury locks for total proceeds of $4.5 million. Since the forward-starting swaps and treasury locks were hedging the interest rate risk on the April 2022 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2022 and December 31, 2021:

($ In thousands)	March 31, 2022
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	1.3465%	$500,000	USD SOFR- COMPOUND	May 2, 2032
Forward-starting interest rate swap	1	1.6827%	$500,000	USD-SOFR-COMPOUND	May 2, 2032
Forward-starting interest rate swap	1	1.6390%	$500,000	USD-SOFR-COMPOUND	May 2, 2032
Forward-starting interest rate swap	1	1.6900%	$500,000	USD-SOFR-COMPOUND	May 2, 2027
Forward-starting interest rate swap	1	1.5850%	$500,000	USD-SOFR-COMPOUND	May 2, 2029

($ In thousands)	December 31, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	1.3465%	$500,000	USD SOFR- COMPOUND	May 2, 2032
As of March 31, 2022, the interest rate swaps were in an unrealized gain position and were recorded within Other assets. The following table presents the effect of our derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2022	2021
Unrealized gain recorded in other comprehensive income	$108,611	$12,378
Interest recorded in interest expense	$—	$10,826

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$109,495	$—	$109,495	$—

	December 31, 2021
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$884	$—	$884	$—
___________________
(1) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments as of March 31, 2022 and December 31, 2021 for which fair value is only disclosed are as follows:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$2,650,633	$3,123,206	$2,644,824	$3,104,337
Investments in loans (2)	513,128	514,173	498,002	498,614
Cash and cash equivalents	568,702	568,702	739,614	739,614
Financial liabilities:
Debt (3)
Revolving Credit Facility (4)	$600,000	$600,000	$—	$—
Delayed Draw Term Loan	—	—	—	—
November 2019 Notes
2026 Maturity	1,236,685	1,248,438	1,235,972	1,296,875
2029 Maturity	987,731	996,250	987,331	1,067,500
February 2020 Notes
2025 Maturity	743,263	738,750	742,677	763,125
2027 Maturity	741,828	729,375	741,409	772,500
2030 Maturity	987,507	967,500	987,134	1,055,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(2)These investments represent the (i) Forum Convention Center Mortgage Loan, (ii) Chelsea Piers Mortgage Loan and (iii) Great Wolf Mezzanine Loan. We believe the current principal balance of the investments approximates their fair value.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
(4)The fair value of the Revolving Credit Facility approximates the carrying value.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2022, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and (ii) offices in New Orleans, LA and New York, NY, which expire in 2022 and 2030, respectively. The discount rates for the leases was determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of March 31, 2022 under our operating leases was 14.3 years. Our Cascata ground lease has three 10-year extension options. The rent of such options would be the in-place rent at the time of renewal.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Rent expense	$499	$499
Contractual rent	$475	$470
As of March 31, 2022, we have a $49.7 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$1,410
2023	1,827
2024	1,847
2025	1,908
2026	1,958
2027	1,979
Thereafter	15,137
Total minimum lease commitments	$26,068
Discounting factor	9,442
Lease liability	$16,626

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Sub-Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. The following is a summary of the leases, the lease classification of which has been determined to be either an operating sub-lease or finance sub-lease.
Operating Sub-Lease Commitments
With respect to the following information, we assessed the lease classification of certain of the sub-leases to our tenants through the Lease Agreements, and our obligation as primary obligor of the leases and determined that they meet the definition of an operating lease. Accordingly, we have recorded a sub-lease right-of-use assets in Other assets and sub-lease liability in Other liabilities.

(In thousands)	March 31, 2022	December 31, 2021
Others assets (operating sub-leases)	$33,105	$—
Other liabilities (operating sub-lease liabilities)	$33,105	$—
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Rental income and expense	$571	$—
Contractual rent	$528	$—
The future minimum lease commitments relating to the sub-leases at March 31, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$5,338
2023	6,585
2024	6,553
2025	5,129
2026	3,934
2027	4,010
Thereafter	5,128
Total minimum lease commitments	$36,676
Discounting factor	3,571
Sub-lease liabilities	$33,105
The discount rate for the operating sub-leases were determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 2.6% and 2.9%. The weighted average remaining lease term as of March 31, 2022 under our operating sub-lease was 7.7 years.
Finance Sub-Lease Commitments
With respect to the following information, we assessed the lease classification of certain of the sub-leases to our tenants through the Lease Agreements, and our obligation as primary obligor of the ground and use leases and determined that they meet the definition of a sales-type lease and finance lease. Accordingly, we have recorded a sales-type sub-lease in Other assets and finance sub-lease liability in Other liabilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Others assets (sales-type sub-leases, net)	$446,956	$273,970
Other liabilities (finance sub-lease liabilities)	$455,710	$280,510
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Rental income and expense	$6,484	$5,652
Contractual rent	$6,678	$5,838
The future minimum lease commitments relating to the ground and use sub-leases at March 31, 2022 are as follows:

(In thousands)	Lease Commitments
2021 (remaining)	$28,917
2022	33,435
2023	33,705
2024	33,840
2025	33,840
2026	33,840
Thereafter	1,343,128
Total minimum lease commitments	$1,540,705
Discounting factor	1,084,995
Finance sub-lease liability	$455,710
The discount rates for the finance ground and use sub-leases were determined based on the yield of our current secured borrowings, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of March 31, 2022 under our finance sub-leases was 56.8 years.
Note 11 — Stockholders' Equity
Stock
Authorized
As of March 31, 2022, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Primary Follow-on Offerings
September 2021 Offering
On September 14, 2021, we completed a primary follow-on offering of 115,000,000 shares of common stock consisting of (i) 65,000,000 shares of common stock (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) and (ii) 50,000,000 shares of common stock that were subject to forward sale agreements (collectively, the “September 2021 Forward Sale Agreements”), which required settlement by September 9, 2022, in each case at a public offering price of $29.50 per share for an aggregate offering value of $3.4 billion, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $1,859.0 million from the sale of the 65,000,000 shares (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
stock). We did not initially receive any proceeds from the sale of the 50,000,000 shares subject to the September 2021 Forward Sale Agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates and remained subject to settlement in accordance with the terms of the September 2021 Forward Sale Agreements.
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
March 2021 Offering
On March 4, 2021, we completed a primary follow-on offering of 69,000,000 shares of common stock (inclusive of 9,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $29.00 per share for an aggregate offering value of $2,001.0 million, all of which were subject to forward sale agreements (the “March 2021 Forward Sale Agreements”), which required settlement by March 4, 2022. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates.
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
June 2020 Offering
On June 17, 2020, we completed a primary follow-on offering of 29,900,000 shares of common stock (inclusive of 3,900,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $22.15 per share for an aggregate offering value of $662.3 million, all of which were subject to a forward sale agreement (the “June 2020 Forward Sale Agreement”), which initially required settlement by September 17, 2020. On September 16, 2020, we amended the June 2020 Forward Sale Agreement to extend the maturity date from September 17, 2020 to June 17, 2021. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchaser or its affiliates.
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
At-the-Market Offering Program
In May 2021, we entered into an equity distribution agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,000.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2022 and 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2022	2021
Beginning Balance January 1,	628,942,092	536,669,722
Issuance of common stock upon physical settlement of forward sale agreements	119,000,000	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	471,219	346,031
Ending Balance March 31,	748,413,311	537,015,753
Dividends
Dividends declared (on a per share basis) during the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600

Three Months Ended March 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300

Note 12 — Earnings Per Share and Earnings Per Unit
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding. The shares issued upon settlement of any outstanding forward sale agreements, as described in Note 11 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon settlement of the outstanding forward sale agreements, the delivery of shares of common stock resulted in an increase in the number of shares outstanding and dilution to earnings per share.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2022	2021
Determination of shares:
Weighted-average shares of common stock outstanding	684,341	536,481
Assumed conversion of restricted stock	581	924
Assumed settlement of forward sale agreements	2,993	7,397
Diluted weighted-average shares of common stock outstanding	687,915	544,802

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Basic:
Net income attributable to common stockholders	$240,383	$269,801
Weighted-average shares of common stock outstanding	684,341	536,481
Basic EPS	$0.35	$0.50

Diluted:
Net income attributable to common stockholders	$240,383	$269,801
Diluted weighted-average shares of common stock outstanding	687,915	544,802
Diluted EPS	$0.35	$0.50
Earnings Per Unit
Basic earnings per unit is computed by dividing net income attributable to partners’ capital by the weighted-average number of units outstanding during the period. In accordance with the VICI LP partnership agreement, for each share of common stock issued at VICI, a corresponding unit is issued by VICI LP. Accordingly, diluted earnings per unit reflects the additional dilution for all potentially dilutive units resulting from potentially dilutive VICI stock issuances, such as options, unvested restricted stock awards, unvested performance-based restricted stock awards and the units to be issued by us upon settlement of any outstanding forward sale agreements of VICI for the period such dilutive security is outstanding. The units issuable upon settlement of any outstanding forward sale agreements of VICI are reflected in the diluted earnings per unit calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of units used in calculating diluted earnings per unit is deemed to be increased by the excess, if any, of the number of units that would be issued upon full physical settlement of the units under any outstanding forward sale agreements for the period prior to settlement over the number of shares of VICI common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon VICI’s physical settlement of the shares of VICI common stock under the outstanding forward sale agreements, the delivery of shares of VICI common stock resulted in an increase in the number of Partnership units outstanding and resulting dilution to earnings per unit.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average units outstanding used in the calculation of basic earnings per share to the weighted-average units outstanding used in the calculation of diluted earnings per unit:

	Three Months Ended March 31,
(In thousands)	2022	2021
Determination of units:
Weighted-average units outstanding	684,341	536,481
Assumed conversion of VICI restricted stock	581	924
Assumed settlement of VICI forward sale agreements	2,993	7,397
Diluted weighted-average units outstanding	687,915	544,802

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Basic:
Net income attributable to partners	$238,347	$268,593
Weighted-average units outstanding	684,341	536,481
Basic EPU	$0.35	$0.50

Diluted:
Net income attributable to partners	$238,347	$268,593
Weighted-average units outstanding	687,915	544,802
Diluted EPU	$0.35	$0.49

Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2022, 11.0 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2022	2021
Stock-based compensation expense	$2,630	$2,277

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	888	$21.15	855	$21.48
Granted	721	27.45	464	20.01
Vested	(352)	23.45	(317)	19.83
Forfeited	(94)	23.05	(60)	19.90
Canceled	—	—	—	—
Outstanding at end of period	1,163	$24.20	942	$21.42
As of March 31, 2022, there was $23.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.
Note 14 — Segment Information
Our real property business and our golf course business represent two reportable segments. The real property business segment consists of leased real property and our real estate lending activities and represents the substantial majority of our business. The golf course business segment, which is wholly owned by VICI, consists of four golf courses, with each being operating segments that are aggregated into one reportable segment.
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$407,999	$8,626	$416,625	$367,497	$6,813	$374,310
Interest expense	(68,142)	—	(68,142)	(77,048)	—	(77,048)
Income before income taxes	240,492	2,596	243,088	271,035	1,548	272,583
Income tax benefit (expense)	162	(562)	(400)	(142)	(342)	(484)
Net income	240,654	2,034	242,688	270,893	1,206	272,099

Depreciation	30	746	776	32	760	792

Total assets	$21,643,338	$97,983	$21,741,321	$16,994,473	$90,528	$17,085,001
Total liabilities	$6,239,551	$17,984	$6,257,535	$7,468,648	$16,661	$7,485,309

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three months ended March 31, 2022 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2021, which, in the case of VICI Properties Inc., were included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the case of VICI Properties L.P. were included as an exhibit to Form 8-K filed on April 18, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, which constitute “forward-looking statements” within the meaning of federal securities law. Forward-looking statements are based on our current plans, expectations and projections about future events. We therefore caution you therefore against relying on any of these forward-looking statements. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed in or implied by such forward-looking statements.
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the impact of the COVID-19 pandemic on our and our tenants’ financial condition, results of operations, cash flows and performance. The extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts our business and financial condition, depends on future developments which cannot be predicted with confidence, including the impact of the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, the ability of our tenants to successfully operate their businesses, including the costs of complying with regulatory requirements necessary to keep their respective facilities open, such as reduced capacity requirements, the need to close any of the facilities as a result of the COVID-19 pandemic, and the effects of the negotiated capital expenditure reductions and other amendments to the Lease Agreements that we agreed to with certain tenants in response to the COVID-19 pandemic. Each of the foregoing could have a material adverse effect on our tenants’ ability to satisfy their obligations under their Lease Agreements with us, including their continued ability to pay rent in a timely manner, or at all, and/or to fund capital expenditures or make other payments required under their leases. Investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: risks associated with the MGP Transactions, including our ability or failure to realize the anticipated benefits of the MGP Transactions; the impact of changes in general economic conditions and market developments, including rising inflation, consumer confidence, supply chain disruptions, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; our dependence on our tenants as tenants of our properties and their guarantors as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; the anticipated benefits of the Partner Property Growth Fund; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; our inability to maintain our qualification for taxation as a REIT; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, including indebtedness assumed and incurred by us in connection with the completion of the MGP Transactions, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the impact of a rise in interest rates which have begun increasing from historic lows, on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our recently completed transactions; the effects of our recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the impact of changes to the U.S. federal income tax laws; the impact and outcome of previous and potential future litigation relating to the MGP Transactions; the possibility of adverse tax consequences as a result of our recently completed transactions; increased volatility in our stock price as a result of our recently completed transactions; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; VICI’s reliance on distributions received from VICI LP to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Following the closing of the MGP Transactions on April 29, 2022, our national, geographically diverse portfolio currently consists of 43 market leading properties, including Caesars Palace Las Vegas, Harrah’s Las Vegas, the Venetian Resort, Mandalay Bay and MGM Grand, five of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 122 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states, contain approximately 58,700 hotel rooms and feature over 450 restaurants, bars, nightclubs, and sportsbooks.
Our portfolio also includes four real estate debt investments that we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns and operates four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed by, Caesars, MGM, Apollo, Penn National, Seminole Hard Rock, Century Casinos, JACK Entertainment and EBCI, with Caesars and MGM being our largest tenants. We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term. Despite the ongoing uncertainty surrounding the COVID-19 pandemic, we continue to evaluate and opportunistically pursue accretive acquisitions or investments that arise in the market.
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
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status, combined with the income generation from the Lease Agreements, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic impact of the COVID-19 pandemic and market conditions more broadly. We conduct our real property business through VICI OP and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2022.
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing, among other things, temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, and the sustainability of maintaining improved operating margins and financial performance. Due to prior closures, operating restrictions and other factors, our tenants’ operations, liquidity and financial performance have been adversely affected, and the ongoing nature of the pandemic, including emerging variants, may further adversely affect our tenants’ businesses and, accordingly, our business and financial performance could be adversely affected in the future.
All of our tenants have fulfilled their rent obligations through April 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic continues to adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures. For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and as updated from time to time in our other filings with the SEC.

SIGNIFICANT ACTIVITIES DURING 2022
Acquisition and Investment Activity
•MGP Transactions. On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $17.2 billion, inclusive of the assumption of approximately $5.7 billion of debt. Upon closing, the MGP Transactions added $1,012.2 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, holders of MGP Common Shares received 1.366 shares of our newly issued common stock in exchange for each Class A common share of MGP. The fixed Exchange Ratio represented an agreed upon price of $43.00 per share of MGP Class A common shares based on VICI’s trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM received $43.00 per unit in cash for the redemption of the majority of its MGP OP units that it holds for total cash consideration of approximately $4.404 billion and also retained approximately 12.2 million units in VICI OP. The MGP Class B share that was held by MGM was cancelled and ceased to exist.
Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the consumer price index (“CPI”), subject to a 3.0% cap. The initial total annual rent under the MGM Master Lease will be reduced by $90.0 million to $770.0 million, upon the close of MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease, as further described below. Additionally, we retained MGP’s existing 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV Lease remained unchanged and provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to MGP’s investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the BREIT JV Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease and the BREIT JV Lease continue to be guaranteed by MGM.
•BigShots Loan. Subsequent to quarter end, on April 7, 2022, we entered into the BigShots Loan with BigShots Golf, a subsidiary of ClubCorp, an Apollo fund portfolio company, under which we agreed to provide up to $80.0 million of mortgage financing (“BigShots Loan”) for the construction of certain new BigShots Golf facilities throughout the United States. The BigShots Loan bears interest at a rate of 10.0% per annum and has an initial term of five years with two successive 12-month extension options, subject to certain conditions. Our commitment to fund the loan will be subject to customary terms and conditions and disbursement of funds to the borrower will be based upon construction of the applicable BigShots Golf facilities. In addition, we entered into a right of first offer and call right agreement, pursuant to which (i) we have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback, and (ii) for so long as the BigShots Loan remains outstanding and we continue to hold a majority interest therein, subject to additional terms and conditions, we will have a right of first offer on any multi-site mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) in connection with the development of BigShots Golf facilities.
•Venetian Acquisition. On February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from LVS for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million, and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease with the Venetian Tenant. The Venetian Lease has an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent is subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis.

In connection with the Venetian Acquisition, we entered into the Venetian PGFA with the Venetian Tenant. Under the Venetian PGFA, we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGFA, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease and calculated in accordance with a formula set forth in the Venetian PGFA.
In addition, LVS agreed with the Venetian Tenant pursuant to the Contingent Lease Support Agreement entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We are a third-party beneficiary of the Contingent Lease Support Agreement and have certain enforcement rights pursuant thereto. The Contingent Lease Support Agreement is limited to coverage of the Venetian Tenant’s rent obligations and does not cover any environmental expenses, litigation claims, or any cure or enforcement costs. The obligations of the Venetian Tenant under the Venetian Lease are not guaranteed by Apollo or any of its affiliates. After the termination of the Contingent Lease Support Agreement, the Venetian Tenant will be required to provide a letter of credit to secure seven and one-half months of the rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant if the operating results from the Venetian Resort do not exceed certain thresholds.
Financing and Capital Markets Activity
•Issuance of Exchange Notes. Subsequent to quarter-end, in connection with the closing of the MGP Transactions on April 29, 2022, the VICI Issuers issued $4,110.0 million in aggregate principal amount of Exchange Notes in exchange for the validly tendered and not validly withdrawn MGP OP Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations (each, as defined in Note 3 - Property Transactions). The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes. Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, $90.0 million in aggregate principal amount of MGP OP Notes remained outstanding. See Note 7 - Debt for additional information.
•Issuance of April 2022 Notes. Subsequent to quarter-end, in connection with the closing of the MGP Transactions on April 29, 2022, VICI LP issued (i) $500.0 million in aggregate principal amount of 4.375% 2025 Notes, (ii) $1,250.0 million in aggregate principal amount of 4.750% 2028 Notes, (iii) $1,000.0 million in aggregate principal amount of 4.950% 2030 Notes, (iv) $1,500.0 million in aggregate principal amount of 5.125% 2032 Notes, and (v) $750.0 million in aggregate principal amount of 5.625% 2052 Notes, in each case under a supplemental indenture dated as of April 29, 2022, between VICI LP and the Trustee (as defined in Note 7 - Debt). We used the net proceeds of the offering to (i) fund the consideration for the redemption of a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash in connection with the closing of the MGP Transactions on April 29, 2022, and (ii) pay down the outstanding $600.0 million balance on our Revolving Credit Facility. The weighted average interest rate for the senior notes issued in the April 2022 Notes Offering is 5.00%, and the adjusted weighted average interest rate, after taking into account the impact of the forward starting interest rate swaps and treasury locks, is 4.51%.
•Settlement of September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements. On February 18, 2022, we physically settled the September 2021 Forward Sale Agreements and the March 2021 Forward Sale Agreements in exchange for total net proceeds of approximately $3.2 billion, which were used to pay for a portion of the purchase price of the Venetian Acquisition.
•Entry into New Unsecured Credit Agreement. On February 8, 2022, we entered into the Credit Facilities pursuant to the Credit Agreement, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. Concurrently, we terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and 2017 Credit Agreement (as defined in Note 7 - Debt). The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Borrowings under the Credit Facilities will bear interest, at VICI LP’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to VICI LP’s debt ratings. On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. On April 29, 2022 we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes and cash on hand.
•Entry into Forward-Starting Interest Rate Swap Agreements and U.S. Treasury Rate Locks. From December 2021 through March 2022, we entered into five forward-starting interest rate swap agreements with third-party financial institution having an aggregate notional amount of $2,500.0 million. Additionally, in April 2022, we entered into two U.S. Treasury Rate Lock agreements with a notional amount of $500.0 million. The interest rate swap agreements and treasury locks were intended to reduce the variability in the forecasted interest expense related to the fixed-rate debt we expected to incur in connection with closing the MGP Transactions. Subsequent to quarter-end, in connection with the April 2022 Notes offering we settled the outstanding forward-starting interest rate swaps and treasury locks for net proceeds of $206.8 million. Since the forward-starting swaps and treasury locks were hedging the interest rate risk on the April 2022 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
PENDING ACTIVITY
•Mirage Severance Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into the Mirage Lease, and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the initial annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the second half of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI, are shown as separate line items in the Statement of Operations of VICI.
Segments
Our real property business and our golf course business represent our two reportable segments. The real property business segment consists of leased real property and loan investments and represents the substantial majority of our business. The golf course business segment, which is a wholly-owned subsidiary of VICI, consists of four golf courses, with each being operating segments that are aggregated into one reportable segment. The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources.

	Three Months Ended March 31,
(In thousands)	2022	2021	Variance
Revenues
Income from sales-type leases	$326,735	$290,146	$36,589
Income from lease financing receivables and loans	72,878	70,377	2,501
Other income	8,386	6,974	1,412
Golf revenues	8,626	6,813	1,813
Total revenues	416,625	374,310	42,315

Operating expenses
General and administrative	9,466	8,085	1,381
Depreciation	776	792	(16)
Other expenses	8,386	6,974	1,412
Golf expenses	5,285	4,506	779
Change in allowance for credit losses	80,820	(4,380)	85,200
Transaction and acquisition expenses	755	8,721	(7,966)
Total operating expenses	105,488	24,698	80,790

Interest expense	(68,142)	(77,048)	8,906
Interest income	93	19	74
Income before income taxes	243,088	272,583	(29,495)
Income tax expense	(400)	(484)	84
Net income	242,688	272,099	(29,411)
Less: Net income attributable to non-controlling interest	(2,305)	(2,298)	(7)
Net income attributable to common stockholders	$240,383	$269,801	$(29,418)

Revenue
For the three months ended March 31, 2022 and 2021, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2022	2021	Variance
Leasing revenue	$389,754	$350,038	$39,716
Income from loans	9,859	10,485	(626)
Other income	8,386	6,974	1,412
Golf revenues	8,626	6,813	1,813
Total revenues	$416,625	$374,310	$42,315
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2022	2021	Variance
Income from sales-type leases	$326,735	$290,146	$36,589
Income from lease financing receivables (1)	63,019	59,892	3,127
Total leasing revenue	389,754	350,038	39,716
Non-cash adjustment (2)	(35,553)	(27,877)	(7,676)
Total contractual leasing revenue	$354,201	$322,161	$32,040
____________________
(1) Represents the Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease, both of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $39.7 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Total contractual leasing revenue increased $32.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by the addition of the Venetian Lease to our portfolio in February of 2022 as well as the annual escalators from our Leases.
Income From Loans
Income from loans decreased $0.6 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was driven by repayment of the $70.0 million ROV term loan with JACK Entertainment in October 2021, partially offset by the addition of the Great Wolf Mezzanine Loan to our real estate investment portfolio in June 2021.
Other Income
Other income increased $1.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Revenues
Revenues from VICI’s golf operations increased $1.8 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The change was primarily driven by an increase in rounds played at the golf courses and an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.

Operating Expenses
For the three months ended March 31, 2022 and 2021, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2022	2021	Variance
General and administrative	$9,466	$8,085	$1,381
Depreciation	776	792	(16)
Other expenses	8,386	6,974	1,412
Golf expenses	5,285	4,506	779
Change in allowance for credit losses	80,820	(4,380)	85,200
Transaction and acquisition expenses	755	8,721	(7,966)
Total operating expenses	$105,488	$24,698	$80,790
General and Administrative Expenses
General and administrative expenses increased $1.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $1.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Expenses
Expenses from golf operations for VICI increased $0.8 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The change was primarily driven by an increase in rounds of golf played across our golf courses.
Change in Allowance for Credit Losses
Under ASU No. 2016-13 - Financial Instruments-Credit Losses (Topic 326), we are required to record an estimated credit loss for our (i) Investments in leases - sales-type, (ii) Investments in leases - financing receivables and (iii) Investments in loans. During the three months ended March 31, 2022, we recognized a $80.8 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowance in relation to (a) the Venetian Acquisition and classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGFA and (c) the sales-type sub-lease agreements we assumed in connection with the Venetian Acquisition and are required to present gross and (ii) the increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of market volatility during the first quarter of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance.
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
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $8.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the three months ended March 31, 2022 and 2021, our non-operating income and expenses were comprised of the following items:

(In thousands)	2022	2021	Variance
Interest expense	$(68,142)	$(77,048)	$8,906
Interest income	93	19	74
Interest Expense
Interest expense decreased $8.9 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease during the three months ended March 31, 2022 was primarily related to the full repayment of the Term Loan B Facility and termination of interest rate swap agreements in September 2021, partially offset by (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility (ii) the commitment fees on the Revolving Credit Facility and Delayed Draw Term Loan and (iii) additional interest on the $600.0 million draw on the Revolving Credit Facility.
Additionally, the weighted average annualized interest rate of our debt decreased to 3.97% during the three months ended March 31, 2022, from 4.05% during the three months ended March 31, 2021, as a result of a lower effective interest rate on the $600.0 million outstanding under the Revolving Credit Facility for a portion of time during the three months ended March 31, 2022 compared to the $600.0 million unhedged portion of the Term Loan B Facility outstanding during the three months ended March 31, 2021.

RECONCILIATION OF NON-GAAP MEASURES
We present VICI’s Funds From Operations (“FFO”), FFO per share, Adjusted Funds From Operations (“AFFO”), AFFO per share, and Adjusted EBITDA, which are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). These are non-GAAP financial measures and should not be construed as alternatives to net income or as an indicator of operating performance (as determined in accordance with GAAP). We believe FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of VICI’s business.
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by the National Association of Real Estate Investment Trusts (NAREIT), we define FFO as VICI’s net income (or loss) attributable to common stockholders (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
We calculate VICI’s Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense and interest income (collectively, interest expense, net) and income tax expense.
These non-GAAP financial measures: (i) do not represent VICI’s cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to VICI’s net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to VICI’s cash flow as a measure of liquidity. In addition, these measures should not be viewed as measures of liquidity, nor do they measure our ability to fund all of our cash needs, including our ability to make cash distributions to our stockholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs, due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of VICI’s financial results in accordance with GAAP.

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2022	2021
Net income attributable to common stockholders	$240,383	$269,801
Real estate depreciation	—	—
FFO	240,383	269,801
Non-cash leasing and financing adjustments	(35,564)	(27,852)
Non-cash change in allowance for credit losses	80,820	(4,380)
Non-cash stock-based compensation	2,630	2,277
Transaction and acquisition expenses	755	8,721
Amortization of debt issuance costs and original issue discount	15,977	6,691
Other depreciation	746	760
Capital expenditures	(454)	(1,233)
Non-cash adjustments attributable to non-controlling interest	202	227
AFFO	305,495	255,012
Interest expense, net	52,072	70,338
Income tax expense	400	484
Adjusted EBITDA	$357,967	$325,834

Net income per common share
Basic	$0.35	$0.50
Diluted	$0.35	$0.50
FFO per common share
Basic	$0.35	$0.50
Diluted	$0.35	$0.50
AFFO per common share
Basic	$0.45	$0.48
Diluted	$0.44	$0.47
Weighted average number of shares of common stock outstanding
Basic	684,341,045	536,480,505
Diluted	687,914,683	544,801,802

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2022, our available cash balances, capacity under our Revolving Credit Facility and Delayed Draw Term Loan were as follows:

(In thousands)	March 31, 2022
Cash and cash equivalents	$568,702
Capacity under Revolving Credit Facility (1)	1,900,000
Capacity under Delayed Draw Term Loan (1)	1,000,000
Total	$3,468,702
____________________
(1)In addition, the Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the Delayed Draw Term Loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our Lease Agreements, existing borrowings from banks, including our Delayed Draw Term Loan and undrawn capacity under our Revolving Credit Facility, and proceeds from future issuances of debt and equity securities (including issuances under our ATM Agreement) for the next 12 months and in future periods.
All of the Lease Agreements call for an initial term of between fifteen and thirty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. However, the COVID-19 pandemic has adversely impacted our tenants and their financial condition, and may continue to do so, due to the impact of operating restrictions and limitations imposed from time to time, as well as potential property reclosures. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2025. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2022, we have $5.4 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of March 31, 2022. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments.

	Payments Due By Period
(In thousands)	Total	2022 (remaining)	2023	2024	2025	2026 and Thereafter
Long-term debt, principal
November 2019 Notes(1)
2026 Maturity	$1,250,000	$—	$—	$—	$—	$1,250,000
2029 Maturity	1,000,000	—	—	—	—	1,000,000
February 2020 Notes(1)
2025 Maturity	750,000	—	—	—	750,000	—
2027 Maturity	750,000	—	—	—	—	750,000
2030 Maturity	1,000,000	—	—	—	—	1,000,000
Revolving Credit Facility (2)	600,000	—	—	—	—	600,000
Scheduled interest payments (3)	1,324,114	163,822	218,753	219,080	205,889	516,570
Total debt contractual obligations	6,674,114	163,822	218,753	219,080	955,889	5,116,570

Leases and contracts
Future funding commitments – loan investments and lease agreements(4)	45,327	30,327	—	—	—	15,000
Operating lease for Cascata Golf Course Land	18,579	714	970	990	1,009	14,895
Golf maintenance contract for Rio Secco and Cascata Golf Course	6,043	2,590	3,453	—	—	—
Office leases	7,489	697	857	857	899	4,179
Total leases and contract obligations	77,438	34,327	5,280	1,847	1,908	34,075

Total contractual commitments	$6,751,552	$198,149	$224,034	$220,927	$957,797	$5,150,645

________________________________________
(1) The 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes will mature on February 15, 2025, December 1, 2026, February 15, 2027, December 1, 2029 and August 15, 2030, respectively.
(2) On February 8, 2022, we entered into the Credit Agreement providing for the Credit Facilities, comprised of the Revolving Credit Facility in the amount of $2.5 billion and the Delayed Draw Term Loan in the amount of $1.0 billion, and concurrently terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and 2017 Credit Agreement. Refer to Note 7 - Debt for further information regarding the Credit Agreement.
(3) Subsequent to quarter end, on April 29, 2022, in connection with the closing of the MGP Transactions, we issued the April 2022 Notes, the Exchange Notes and assumed the MGP OP Notes, each as further described in Note 7 - Debt. The April 2022 Notes, Exchange Notes and MGP OP Notes all provide for fixed interest rates and will add approximately $456.3 million in annual interest expense.
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
Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$298,173	$155,726	$142,447
(Used in) provided by investing activities	(4,028,245)	32,409	(4,060,654)
Provided by (used in) financing activities	3,559,160	(181,598)	3,740,758
Net (decrease) increase in cash, cash equivalents and restricted cash	(170,912)	6,537	(177,449)
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993	423,621
Cash, cash equivalents and restricted cash, end of period	$568,702	$322,530	$246,172
Cash Flows from Operating Activities
Net cash provided by operating activities increased $142.4 million for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increase is primarily driven by an increase in cash rental from the addition of the Venetian Lease to our real estate portfolio in February 2022 and the annual escalators on our Lease Agreements.
Cash Flows from Investing Activities
Net cash used in investing activities increased $4,060.7 million for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
During the three months ended March 31, 2022, the primary sources and uses of cash from investing activities included:
•Payments for the Venetian Acquisition for a total cost of $4,012.1 million, including acquisition costs;
•Payments to fund a portion of the Great Wolf Mezzanine Loan in the amount of $15.6 million; and
During the three months ended March 31, 2021, the primary sources and uses of cash from investing activities include:
•Proceeds from net maturities of short-term investments of $20.0 million;
•Proceeds from partial repayment of the Amended and Restated ROV loan of $20.0 million; and
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million.

Cash Flows from Financing Activities
Net cash provided by financing activities increased $3,740.8 million for the three months ended March 31, 2022, compared with the three months ended March 31, 2021.
During the three months ended March 31, 2022, the primary sources and uses of cash in financing activities included:
•Net proceeds from the sale of an aggregate of $3,219.1 million of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Initial draw of $600.0 million on our Revolving Credit Facility;
•Dividend payments of $227.9 million;
•Debt issuance costs of $27.3 million;
•Repurchase of stock for tax withholding in connection with the vesting of employee stock compensation of $2.7 million; and
•Distributions of $2.1 million to non-controlling interest.
During the three months ended March 31, 2021, the primary sources and uses of cash from financing activities included:
•Dividend payments of $178.0 million;
•Distributions of $2.1 million to non-controlling interest; and
•Repurchase of stock for tax withholding in connection with the vesting of employee stock compensation of $1.5 million.
Debt
For a summary of our debt obligations as of March 31, 2022, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2022, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600

Three Months Ended March 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 and VICI LP’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included as an exhibit to the Current Report on Form 8-K filed on April 18, 2022. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2022.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of March 31, 2022, we had $5,350.0 million aggregate principal amount of outstanding indebtedness, of which $4,750.0 million has fixed rate interest.
Additionally, we are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance the real estate at a higher interest rate. In a rising interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements, treasury locks and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
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
Item 4.        Controls and Procedures
VICI Properties Inc.
Evaluation of Disclosure Controls and Procedures
VICI maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and is accumulated and communicated to VICI’s management, including VICI’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
VICI’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, VICI’s principal executive officer and principal financial officer concluded that VICI’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
VICI Properties L.P.
Evaluation of Disclosure Controls and Procedures
VICI LP maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and is accumulated and communicated to our management, including VICI LP’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
VICI LP’s management has evaluated, under the supervision and with the participation of VICI LP’s principal executive officer and principal financial officer, the effectiveness of VIC LP’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, VICI LP’s principal executive officer and principal financial officer concluded that VICI LP’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those factors for the three months ended March 31, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended March 31, 2022, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2022 through January 31, 2022	1,770	$28.54	—	—
February 1, 2022 through February 28, 2022	92,473	28.77	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	94,243	$28.77	—	—
VICI Properties L.P.
During the three months ended March 31, 2022, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Credit Agreement, dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		8-K	10.1	2/9/2022

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 4, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 4, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 4, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 4, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 4, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 4, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)