Form 10-Q
period 2022-06-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2022-07-27
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
As of July 26, 2022, VICI Properties Inc. had 963,093,424 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2022 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of June 30, 2022, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns 98.7% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International or its affiliates.
The following diagram details VICI’s organizational structure as of June 30, 2022.

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
We believe it is important to understand the few differences between VICI and VICI LP in the context of how VICI and VICI LP operate as a consolidated company. VICI is a REIT whose only material assets are its indirect interest in VICI LP, through which it conducts its real property business. VICI also conducts its golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC, a Delaware limited liability company (“VICI Golf”). As a result, VICI does not conduct business itself other than issuing public equity from time to time and does not directly incur any material indebtedness, rather VICI LP holds substantially all of our assets, except for those held in VICI Golf. Except for net proceeds from public equity issuances by VICI, VICI LP generates all capital required by the Company’s business, which sources include VICI LP’s operations and its direct or indirect incurrence of indebtedness.
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of June 30, 2022, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,075,857	$13,136,664
Investments in leases - financing receivables, net	16,486,522	2,644,824
Investments in loans, net	545,162	498,002
Investment in unconsolidated affiliate	1,464,766	—
Land	153,576	153,576
Cash and cash equivalents	614,001	739,614
Other assets	949,333	424,693
Total assets	$37,289,217	$17,597,373

Liabilities
Debt, net	$13,721,500	$4,694,523
Accrued expenses and deferred revenue	173,734	113,530
Dividends payable	346,526	226,309
Other liabilities	932,570	375,837
Total liabilities	15,174,330	5,410,199

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 963,090,985 and 628,942,092 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,631	6,289
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	21,644,198	11,755,069
Accumulated other comprehensive income	197,275	884
Retained (deficit) earnings	(88,610)	346,026
Total VICI stockholders’ equity	21,762,494	12,108,268
Non-controlling interests	352,393	78,906
Total stockholders’ equity	22,114,887	12,187,174
Total liabilities and stockholders’ equity	$37,289,217	$17,597,373
_______________________________________________________
Note: As of June 30, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $582.2 million, $548.3 million, $0.9 million and $17.6 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Income from sales-type leases	$375,169	$291,132	$701,904	$581,278
Income from lease financing receivables and loans	261,721	69,996	334,599	140,373
Other income	15,563	6,987	23,949	13,961
Golf revenues	10,170	8,285	18,796	15,098
Total revenues	662,623	376,400	1,079,248	750,710

Operating expenses
General and administrative	11,782	7,628	21,248	15,713
Depreciation	779	757	1,555	1,549
Other expenses	15,563	6,987	23,949	13,961
Golf expenses	5,859	5,232	11,144	9,738
Change in allowance for credit losses	551,876	(29,104)	632,696	(33,484)
Transaction and acquisition expenses	16,664	791	17,419	9,512
Total operating expenses	602,523	(7,709)	708,011	16,989

Income from unconsolidated affiliate	15,134	—	15,134	—
Interest expense	(133,128)	(79,806)	(201,270)	(156,854)
Interest income	780	30	873	49
(Loss) income before income taxes	(57,114)	304,333	185,974	576,916
Income tax expense	(1,027)	(1,256)	(1,427)	(1,740)
Net (loss) income	(58,141)	303,077	184,547	575,176
Less: Net loss (income) attributable to non-controlling interests	435	(2,368)	(1,870)	(4,666)
Net (loss) income attributable to common stockholders	$(57,706)	$300,709	$182,677	$570,510

Net (loss) income per common share
Basic	$(0.06)	$0.56	$0.23	$1.06
Diluted	$(0.06)	$0.54	$0.23	$1.04

Weighted average number of shares of common stock outstanding
Basic	896,545,880	536,692,167	791,029,664	536,586,921
Diluted	896,545,880	554,438,981	793,224,837	549,620,976

Other comprehensive income
Net (loss) income	$(58,141)	$303,077	$184,547	$575,176
Reclassification of derivative gain to Interest expense	(4,159)	—	(4,159)	—
Unrealized gain on cash flow hedges	91,939	9,328	200,550	21,706
Comprehensive income	29,639	312,405	380,938	596,882
Comprehensive loss (income) attributable to non-controlling interest	487	(2,368)	(1,818)	(4,666)
Comprehensive income attributable to common stockholders	$30,126	$310,037	$379,120	$592,216
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Dividends and distributions declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	(2,071)	(179,288)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	5,370	9,364,294	(80,143)	232,038	9,521,559	78,133	9,599,692
Net income	—	—	—	300,709	300,709	2,368	$303,077
Issuance of common stock, net	—	—	—	—	—	—	—
Dividends and distributions declared ($0.3300 per common share)	—	—	—	(177,223)	(177,223)	(2,072)	(179,295)
Stock-based compensation, net of forfeitures	—	2,267	—	—	2,267	—	2,267
Unrealized gain on cash flow hedges	—	—	9,328	—	9,328	—	9,328
Balance as of June 30, 2021	$5,370	$9,366,561	$(70,815)	$355,524	$9,656,640	$78,429	$9,735,069

Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
Net income	—	—	—	240,383	240,383	2,305	242,688
Issuance of common stock, net	1,190	3,216,907	—	—	3,218,097	—	3,218,097
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(270,600)	(270,600)	(2,103)	(272,703)
Stock-based compensation, net of forfeitures	5	(86)	—	—	(81)	—	(81)
Unrealized gain on cash flow hedges	—	—	108,611	—	108,611	—	108,611
Balance as of March 31, 2022	7,484	14,971,890	109,495	315,809	15,404,678	79,108	15,483,786
Net loss	—	—	—	(57,706)	(57,706)	(435)	(58,141)
Issuance of common stock, net	2,147	6,570,084	—	—	6,572,231	—	6,572,231
Issuance of VICI OP Units	—	—	—	—	—	374,769	374,769
Reallocation of equity	—	99,029	(52)	—	98,977	(94,573)	4,404
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(346,713)	(346,713)	(6,465)	(353,178)
Stock-based compensation, net of forfeitures	—	3,195	—	—	3,195	41	3,236
Unrealized gain on cash flow hedges	—	—	91,939	—	91,939	—	91,939
Reclassification of derivative gain to Interest expense	—	—	(4,107)	—	(4,107)	(52)	(4,159)
Balance as of June 30, 2022	$9,631	$21,644,198	$197,275	$(88,610)	$21,762,494	$352,393	$22,114,887
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$184,547	$575,176
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(121,969)	(58,289)
Stock-based compensation	5,866	4,672
Non-cash transaction costs	8,816	—
Depreciation	1,555	1,549
Amortization of debt issuance costs and original issue discount	23,809	16,625
Change in allowance for credit losses	632,696	(33,484)
Income from unconsolidated affiliate	(15,134)	—
Distributions from unconsolidated affiliate	16,182	—
Net proceeds from settlement of derivatives	201,433	—
Change in operating assets and liabilities:
Other assets	(5,287)	(7,675)
Accrued expenses and deferred revenue	18,767	(93,816)
Other liabilities	(147)	5,712
Net cash provided by operating activities	951,134	410,470

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,436)	—
Investments in leases - sales-type	(4,012,828)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(47,361)	—
Principal repayments of lease financing receivables	—	1,091
Principal repayments of loans and receipts of deferred fees	50	30,448
Capitalized transaction costs	(7,095)	(1,884)
Maturities of short-term investments	—	19,973
Acquisition of property and equipment	(686)	(1,523)
Net cash (used in) provided by investing activities	(8,642,356)	42,105

Cash flows from financing activities
Proceeds from offering of common stock, net	3,219,101	—
Proceeds from April 2022 Notes offering	5,000,000	—
Proceeds from Revolving Credit Facility	600,000	—
Repayment of Revolving Credit Facility	(600,000)	—
Debt issuance costs	(146,021)	—
Repurchase of stock for tax withholding	(6,118)	(1,647)
Distributions to non-controlling interests	(4,165)	(4,143)
Dividends paid	(497,188)	(355,256)
Net cash provided by (used in) financing activities	7,565,609	(361,046)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Net (decrease) increase in cash, cash equivalents and restricted cash	(125,613)	91,529
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993
Cash, cash equivalents and restricted cash, end of period	$614,001	$407,522

Supplemental cash flow information:
Cash paid for interest	$152,794	$140,738
Cash paid for income taxes	$2,086	$1,790
Supplemental non-cash investing and financing activity:
Dividends declared, not paid	$346,713	$177,223
Debt issuance costs payable	$13	$17,341
Deferred transaction costs payable	$4,445	$6,816
Non-cash change in Investments in leases - financing receivables	$53,046	$10,050
Lease liabilities arising from obtaining right-of-use assets	$541,676	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	June 30, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,075,857	$13,136,664
Investments in leases - financing receivables, net	16,486,522	2,644,824
Investments in loans, net	545,162	498,002
Investment in unconsolidated affiliate	1,464,766	—
Land	153,576	153,576
Cash and cash equivalents	446,609	705,566
Other assets	868,929	344,014
Total assets	$37,041,421	$17,482,646

Liabilities
Debt, net	$13,721,500	$4,694,523
Accrued expenses and deferred revenue	168,905	110,056
Distributions payable	244,306	226,309
Other liabilities	917,985	361,270
Total liabilities	15,052,696	5,392,158

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 975,322,358 and 628,942,092 operating partnership units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	21,712,517	12,010,698
Accumulated other comprehensive income	197,275	884
Total VICI LP’s capital	21,909,792	12,011,582
Non-controlling interest	78,933	78,906
Total capital attributable to partners	21,988,725	12,090,488
Total liabilities and partners’ capital	$37,041,421	$17,482,646
_______________________________________________________
Note: As of June 30, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $582.2 million, $548.3 million, $0.9 million and $17.6 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Income from sales-type leases	$375,169	$291,132	$701,904	$581,278
Income from lease financing receivables and loans	261,721	69,996	334,599	140,373
Other income	15,563	6,987	23,949	13,961
Total revenues	652,453	368,115	1,060,452	735,612

Operating expenses
General and administrative	11,782	7,628	21,248	15,713
Depreciation	30	31	60	63
Other expenses	15,563	6,987	23,949	13,961
Change in allowance for credit losses	551,876	(29,104)	632,696	(33,484)
Transaction and acquisition expenses	16,664	791	17,419	9,512
Total operating expenses	595,915	(13,667)	695,372	5,765

Income from unconsolidated affiliate	15,134	—	15,134	—
Interest expense	(133,128)	(79,806)	(201,270)	(156,854)
Interest income	553	22	643	38
(Loss) income before income taxes	(60,903)	301,998	179,587	573,031
Income tax expense	(245)	(741)	(83)	(883)
Net (loss) income	(61,148)	301,257	179,504	572,148
Less: Net income attributable to non-controlling interest	(1,887)	(2,368)	(4,192)	(4,666)
Net (loss) income attributable to partners	$(63,035)	$298,889	$175,312	$567,482

Net (loss) income per Partnership unit
Basic	$(0.07)	$0.56	$0.22	$1.06
Diluted	$(0.07)	$0.54	$0.22	$1.03

Weighted average number of Partnership units outstanding
Basic	905,013,754	536,692,167	795,286,993	536,586,921
Diluted	905,013,754	554,438,981	797,482,166	549,620,976

Other comprehensive income
Net (loss) income attributable to partners	$(63,035)	$298,889	$175,312	$567,482
Unrealized gain on cash flow hedges	91,939	9,328	200,550	21,706
Reclassification of realized loss on cash flow hedges to net income	(4,159)	—	(4,159)	—
Comprehensive income attributable to partners	$24,745	$308,217	$371,703	$589,188
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance as of December 31, 2020	$9,417,794	$(92,521)	$77,906	$9,403,179
Net income	268,593	—	2,298	270,891
Contributions from parent	13,173	—	—	13,173
Distributions to parent	(189,915)	—	—	(189,915)
Distributions to non-controlling interest	—	—	(2,071)	(2,071)
Stock-based compensation, net of forfeitures	2,252	—	—	2,252
Unrealized gain on cash flow hedges	—	12,378	—	12,378
Balance as of March 31, 2021	9,511,897	(80,143)	78,133	9,509,887
Net income	298,889	—	2,368	301,257
Contributions from parent	3,152	—	—	3,152
Distributions to parent	(180,744)	—	—	(180,744)
Distributions to non-controlling interest	—	—	(2,072)	(2,072)
Stock-based compensation, net of forfeitures	2,366	—	—	2,366
Unrealized gain on cash flow hedges	—	9,328	—	9,328
Balance as of June 30, 2021	$9,635,560	$(70,815)	$78,429	$9,643,174

Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from parent	3,229,165	—	—	3,229,165
Distributions to parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	15,198,823	109,495	79,108	15,387,426
Net loss	$(63,035)	$—	$1,887	$(61,148)
Contributions from parent	6,949,119	—	—	6,949,119
Distributions to parent	(375,626)	—	—	(375,626)
Distributions to non-controlling interest	—	—	(2,062)	(2,062)
Stock-based compensation, net of forfeitures	3,236	—	—	3,236
Unrealized gain on cash flow hedges	—	91,939	—	91,939
Reclassification of realized gain on cash flow hedges to net income	—	(4,159)	—	(4,159)
Balance as of June 30, 2022	$21,712,517	$197,275	$78,933	$21,988,725
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$179,504	$572,148
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(121,969)	(58,289)
Stock-based compensation	5,810	4,618
Depreciation	60	63
Amortization of debt issuance costs and original issue discount	23,809	16,625
Change in allowance for credit losses	632,696	(33,484)
Income from unconsolidated affiliate	(15,134)	—
Distributions from unconsolidated affiliate	16,182	—
Net proceeds from settlement of derivatives	201,433	—
Change in operating assets and liabilities:
Other assets	(2,063)	(7,447)
Accrued expenses and deferred revenue	18,564	(87,273)
Other liabilities	(165)	238
Net cash provided by operating activities	938,727	407,199

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,436)	—
Investments in leases - sales-type	(4,012,828)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(47,361)	—
Principal repayments of lease financing receivables	—	1,091
Principal repayments of loans and receipts of deferred fees	50	30,448
Capitalized transaction costs	(7,095)	(1,884)
Maturities of short-term investments	—	19,973
Acquisition of property and equipment	(30)	(15)
Net cash (used in) provided by investing activities	(8,641,700)	43,613

Cash flows from financing activities
Contributions from Parent	3,219,202	—
Distributions to Parent	(625,000)	(354,000)
Proceeds from April 2022 Notes offering	5,000,000	—
Proceeds from Revolving Credit Facility	600,000	—
Repayment of Revolving Credit Facility	(600,000)	—
Debt issuance costs	(146,021)	—
Distributions to non-controlling interest	(4,165)	(4,143)
Net cash provided by (used in) financing activities	7,444,016	(358,143)

Net (decrease) increase in cash, cash equivalents and restricted cash	(258,957)	92,669
Cash, cash equivalents and restricted cash, beginning of period	705,566	286,245
Cash, cash equivalents and restricted cash, end of period	$446,609	$378,914

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$152,794	$140,738
Cash paid for income taxes	$776	$1,396
Supplemental non-cash investing and financing activity:
Distributions payable	$244,306	$177,223
Debt issuance costs payable	$13	$17,341
Deferred transaction costs payable	$4,445	$6,816
Non-cash change in Investments in leases - financing receivables	$53,046	$10,050
Lease liabilities arising from obtaining right-of-use assets	$541,676	$—
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
“BREIT JV” refers to the joint venture between MGP and Blackstone Real Estate Income Trust, Inc. in which the Company holds a 50.1% ownership stake following the MGP Transactions.
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
“Century Master Lease” refers to the lease agreement for the (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri and (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri, as amended from time to time.
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
“Credit Facilities” refers collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
“Delayed Draw Term Loan” refers to the three-year unsecured delayed draw term loan facility of VICI LP provided under the Credit Agreement entered into in February 2022, as amended from time to time.
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
“Greektown Lease” refers to the lease agreement for the Greektown Casino-Hotel, located in Detroit, Michigan, as amended from time to time.
“Hard Rock” means Hard Rock International, and, as the context requires, its subsidiary and affiliate entities.
“Hard Rock Cincinnati Lease” refers to the lease agreement for the Hard Rock Cincinnati Casino, located in Cincinnati, Ohio, as amended from time to time.
“JACK Cleveland/Thistledown Lease” refers to the lease agreement for the JACK Cleveland Casino located in Cleveland, Ohio, and the JACK Thistledown Racino facility located in North Randall, Ohio, as amended from time to time.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“Joliet Lease” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to the BREIT JV Lease, the Caesars Leases, the Century Master Lease, the Southern Indiana Lease, the Hard Rock Cincinnati Lease, the JACK Cleveland/Thistledown Lease, the MGM Master Lease, the Penn National Leases, and the Venetian Lease, unless the context otherwise requires.
“Margaritaville Lease” refers to the lease agreement for Margaritaville Resort Casino, located in Bossier City, Louisiana, as amended from time to time.
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
“MGM Tax Protection Agreement” refers to the tax protection agreement entered into with MGM upon consummation of the MGP Transactions.
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
“Revolving Credit Facility” refers to the four-year unsecured revolving credit facility of VICI LP provided under the Credit Agreement entered into in February 2022, as amended from time to time.
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
“Southern Indiana Lease” refers to the lease agreement with EBCI for the Caesars Southern Indiana Casino and Hotel, located in Elizabeth, Indiana (“Caesars Southern Indiana”), as amended from time to time.
“Term Loan B Facility” refers to the seven-year senior secured first lien term loan B facility entered into by VICI PropCo in December 2017, as amended from time to time, which was repaid in full on September 15, 2021.
“Venetian Acquisition” refers to our acquisition of the Venetian Resort, with Apollo, which closed on February 23, 2022.
“Venetian Lease” refers to the lease agreement for the Venetian Resort Las Vegas and Venetian Expo, located in Las Vegas, Nevada (the “Venetian Resort”).
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner and operator of our golf segment business.
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI LP” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI.
“VICI OP” refers to VICI Properties OP LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI, which serves as our operating partnership.
“VICI OP Units” refer to limited liability company interests in VICI OP.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of June 30, 2022, our national, geographically diverse real estate portfolio consisted of 43 market-leading properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, JACK Entertainment, MGM, Penn National and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns and operates four championship golf courses located near certain of our properties.
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
Impact of the COVID-19 Pandemic on our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing, among other things, temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, sustaining customer engagement and maintaining improved operating margins and financial performance.
All of our tenants have fulfilled their rent obligations through July 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic adversely affect our tenants, and ultimately impacts us, depends on future developments which cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures.
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
We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited Financial Statements and related notes should be read in conjunction with VICI’s audited financial statements and notes thereto included in VICI’s most recent Annual Report on Form 10-K and VICI LP’s audited financial statements and notes thereto included as an exhibit to the Current Report on Form 8-K filed on April 18, 2022, as updated from time to time in our other filings with the SEC.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
All adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of June 30, 2022, VICI’s non-controlling interests represent an approximate 1.3% third-party ownership of VICI OP in the form of VICI OP Units and a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of June 30, 2022 and December 31, 2021, we did not have any restricted cash.
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
We have determined that the land and building components of all of the Caesars Leases (excluding the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City real estate asset components (the “Harrah’s Original Call Properties”) of the Caesars Regional Master Lease), Century Master Lease, Hard Rock Cincinnati Lease, Penn National Leases, Southern Indiana Lease, and Venetian Lease meet the definition of a sales-type lease under ASC 842.

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
We determined that the land and building components of the MGM Master Lease, JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties asset components of the Caesars Regional Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, the MGM Master Lease, JACK Cleveland/Thistledown Lease and the Harrah’s Original Call Properties component of the Caesars Regional Master Lease are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Investment in Unconsolidated Affiliate
We account for our investment in unconsolidated affiliate using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financing policies of the investment. Our equity method investment represents our 50.1% ownership interest in the BREIT JV, which was acquired in the MGP Transactions and, as a result, was recorded at relative fair value. The difference in basis between our share of the carrying value of the BREIT JV and the relative fair value upon acquisition is amortized into Income from unconsolidated affiliate over the estimated useful life of the respective underlying real estate assets, the remaining lease term of the BREIT JV Lease, or the remaining term of the assumed debt, as applicable.
We assess our investments in unconsolidated affiliate for recoverability and, if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2022 and 2021.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income (loss) is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income (loss) in our Balance Sheet with a corresponding change in Unrealized gain (loss) in cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they respectively lease from us. Revenue from Caesars, which includes the Caesars Leases, represented 45% and 57% of our lease revenues for the three and six months ended June 30, 2022, respectively, and 86% of our lease revenues for the three and six months ended June 30, 2021. Revenue from MGM, which includes the MGM Master Lease and our proportionate share of the BREIT JV Lease, represented 34% and 21% for the three and six months ended June 30, 2022, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 46% and 43% of our lease revenues for the three and six months ended June 30, 2022, respectively, and 32% of our lease revenues for the three and six months ended June 30, 2021. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2022 Property Acquisitions
MGP Transactions
On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of our 50.1% share of the BREIT JV CMBS debt. Upon closing, the MGP Transactions added $1,012.0 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
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
The following is a summary of the agreements and related activities under the MGP Transactions:
•MGP Master Transaction Agreement. On August 4, 2021, we entered into the MGP Master Transaction Agreement by and among the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM. Pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement, upon the closing of the REIT Merger (as defined in the MGP Master Transaction Agreement) on April 29, 2022, each outstanding Class A common share, no par value per share, of MGP (“MGP Common Shares”) (other than MGP Common Shares then held in treasury by MGP or owned by any of MGP’s wholly owned subsidiaries) was converted into 1.366 (the “Exchange Ratio”) shares of common stock of the Company (such consideration, the “REIT Merger Consideration”), plus the right, if any, to receive cash in lieu of fractional shares of our common stock into which such MGP Common Shares would have been converted. The outstanding Class B common share, no par value per share, of MGP (the “Class B Share”), which was held by MGM, was cancelled at the effective time of the REIT Merger. The REIT Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The number of MGP Common Shares converted to shares of VICI common stock was determined as follows:

MGP Common Shares outstanding as of April 29, 2022	156,757,773
Exchange Ratio	1.366
VICI common stock issued (1)	214,131,064
VICI common stock issued for MGP stock-based compensation awards	421,468
Total VICI common stock issued	214,552,532
____________________
(1) Amount excludes the cash paid in lieu of approximately 54 fractional MGP Common Shares.
Following the REIT Merger, pursuant to and subject to the terms set forth in the MGP Master Transaction Agreement, at the effective time of the Partnership Merger (as defined in the MGP Master Transaction Agreement), each limited partnership unit in MGP OP (other than the limited partnership units in MGP OP held by REIT Merger Sub or any subsidiary of MGP OP), all of which were held by MGM and certain of its subsidiaries, was converted into the right to receive a number of VICI OP Units (the “Partnership Merger Consideration”) equal to the Exchange Ratio. The Company redeemed a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash using the proceeds from the April 2022 Notes offering (the “Redemption”), as further described in Note 7 - Debt. Following the Redemption, MGM retained approximately 12.2 million VICI OP Units.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
•MGM Master Lease and BREIT JV Lease. Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the consumer price index (“CPI”), subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease are guaranteed by MGM. The initial total annual rent under the MGM Master Lease will be reduced by (i) $90.0 million upon the close of MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease, as further described below under “Mirage Severance Lease” and (ii) $40.0 million upon the close of MGM’s pending sale of the operations of Gold Strike to Cherokee Nation Businesses, L.L.C. (“CNB”) and entrance into the Gold Strike Lease (as defined below), as further described below under “Gold Strike Severance Lease”.
Additionally, we retained MGP’s 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV Lease remained unchanged and provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to our investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the BREIT JV Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the BREIT JV Lease are guaranteed by MGM.
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
Upon completion of the Exchange Offers and Consent Solicitations, the VICI Issuers issued an aggregate principal amount of $4,110.0 million in Exchange Notes, each pursuant to a separate indenture dated as of April 29, 2022, among the VICI Issuers and the Trustee. Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, approximately $90.0 million aggregate principal amount of MGP OP Notes remain outstanding. See Note 7 - Debt for additional information.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
•Mirage Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino (the “Mirage”), located in Las Vegas, NV, to Hard Rock, we agreed to enter into a new separate lease with Hard Rock related to the land and real estate assets of the Mirage (the “Mirage Lease”), and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the fourth quarter of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.
•Gold Strike Lease. On June 9, 2022, in connection with MGM’s agreement to sell the operations of Gold Strike Casino Resort (“Gold Strike”), located in Tunica, MS, we agreed to enter into a new separate lease with CNB related to the land and real estate assets of Gold Strike (the “Gold Strike Lease”), and enter into an amendment to the MGM Master Lease relating to the sale of Gold Strike. The Gold Strike Lease will have initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of Gold Strike, the MGM Master Lease will be amended to account for MGM’s divestiture of the Gold Strike operations and will result in a reduction of the annual base rent under the MGM Master Lease by $40.0 million. We expect these transactions to be completed in the first half of 2023, and they remain subject to customary closing conditions and regulatory approvals.
We assessed the MGP Transactions in accordance with ASC 805—“Business Combinations” (“ASC 805”), and determined that the acquisition of MGP did not meet the definition of a business as substantially all the assets were concentrated in a group of similarly identifiable acquired assets, and did not include a substantive process in the form of an acquired workforce. Accordingly, the MGP Transactions were accounted for as an asset acquisition under ASC 805-50 and we determined the consideration transferred under the MGP Transactions was $11.6 billion, comprised of the following:

(In thousands)	Amount
REIT Merger Consideration (1)	$6,568,480
Redemption payment to MGM	4,404,000
VICI OP Units retained by MGM (2)	374,769
Repayment of MGP revolving credit facility (3)	90,000
Transactions costs (4)	119,741
Total consideration transferred	$11,556,990
Assumption of MGP OP Notes and Exchange Notes, at principal value	4,200,000
Assumption of our proportionate share of the BREIT JV CMBS debt, at principal value	1,503,000
Total purchase price	$17,259,990
____________________
(1) Amount represents the dollar value of 214,375,990 shares of VICI common stock, multiplied by the VICI stock price at the time of closing of $30.64 per share, which were issued in exchange for the MGP Common Shares outstanding immediately prior to the REIT Merger and certain of the MGP stock-based compensation awards, converted to shares of VICI common stock.
(2) Amount represents 12,231,373 VICI OP Units retained by MGM as non-controlling interest in VICI OP, multiplied by the VICI stock price at the time of closing of $30.64 per share.
(3) Represents the total amount outstanding under MGP’s revolving credit facility as of April 29, 2022. In connection with the MGP Transactions such amount was repaid in full and the related credit agreement was terminated.
(4) In accordance with ASC 805-50 all direct and incremental casts related to the MGP Transactions, primarily related to success-based fees and third-party advisory fees were included in the consideration transferred.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Under ASC 805-50, we allocated the purchase price by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the MGP Transactions:

(In thousands)	Amount
Investments in leases - financing receivables (1) (2)	$14,245,868
Investment in unconsolidated affiliate (2) (3)	1,465,814
Cash and cash equivalents (4)	25,387
Other assets (4)	338,212
Debt, net (5)	(4,106,082)
Accrued expenses and deferred revenue (4)	(79,482)
Other liabilities (4)	(332,727)
Total net assets acquired	$11,556,990
____________________
(1) We valued the real estate portfolio at relative fair value using rent multiples taking into consideration a variety of factors, including (i) asset quality and location, (ii) property and lease-level operating performance and (iii) supply and demand dynamics of each property’s respective market. The multiples used ranged from 15.0x - 18.5x with a weighted average rent multiple of 16.7x, as determined using relative fair value.
(2) The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(3) We value the Investment in unconsolidated affiliate at relative fair based on our percentage ownership of the net assets of the BREIT JV.
(4) Amounts represents their current carrying value which is equal to fair value. The Other assets and Other liabilities amounts include the gross presentation of certain MGP ground leases which we assumed in connection with the MGP Transactions.
(5) Amount represents the fair value of debt as of April 29, 2022, which is net of an estimated $93.9 million discount to the notional value. The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Concurrent with the closing of the MGP Transactions and entry into the MGM Master Lease, we assessed the lease classification of the MGM Master Lease and determined that it met the definition of a sales-type lease. Further, since MGM controlled and consolidated MGP prior to the MGP Transactions, the lease was assessed under the sale-leaseback guidance and determined to be a failed sale-leaseback under which the lease is accounted for as a financing receivable under ASC 310. Accordingly, the relative fair value of the MGP assets of $14.2 billion was recorded as an Investment in leases - financing receivable on our Balance Sheet, net of allowance for credit losses in the amount of $431.5 million.
In relation to the BREIT JV, we determined that such investment is accounted for as an equity method investment and, accordingly, have recorded the relative fair value as an Investment in unconsolidated affiliate on our Balance Sheet. The requirement to record our investment in the BREIT JV at relative fair value under ASC 805 results in a difference in our acquired basis from that of the underlying records, or historical cost basis, of the BREIT JV. Accordingly, we compared our proportionate share of the historical cost basis of the BREIT JV as of April 29, 2022 to our proportionate share of the relative fair value, the difference of which is amortized through Income from unconsolidated affiliate over the life of the related asset or liability. As of June 30, 2022, the carrying value of our investment exceeded the underlying historical cost basis of our Investment in unconsolidated affiliate resulting in a basis difference of $646.4 million.
Venetian Acquisition
On February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from Las Vegas Sands Corp. (“LVS”) for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million (which was subsequently repaid in full using the proceeds from the April 2022 Notes offering), and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease with the Venetian Tenant. The Venetian Lease has an initial total annual rent of $250.0 million and an initial term of 30 years, with two 10-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. We determined that the land

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and building components of the Venetian Lease meet the definition of a sales-type lease and accordingly are recorded as an Investments in leases - sales-type on our Balance Sheet, net of allowance for credit losses in the amount of $65.6 million.
In connection with the Venetian Acquisition, we entered into a Partner Property Growth Fund Agreement (“Venetian PGF”) with the Venetian Tenant. Under the Venetian PGF, we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGF, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease and calculated in accordance with a formula set forth in the Venetian PGF. Upon execution of the Venetian PGF, we were required to estimate a CECL allowance related to the contractual commitments to extend credit, which is based on our best estimates of funding such commitments. Accordingly, during the three months ended March 31, 2022, we recorded an initial CECL allowance in Other liabilities in the amount of $8.3 million related to the estimate of our unfunded commitment under the Venetian PGF.
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
2022 Loan Originations
Great Wolf South Florida Loan
On July 1, 2022, we entered into a loan with Great Wolf Resorts Inc. (“Great Wolf”), under which we agreed to provide up to $59.0 million of mezzanine financing (the “Great Wolf South Florida Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge South Florida, a more than $250.0 million, 500-room indoor water park resort project in Collier County, FL. The Great Wolf South Florida Loan has an initial term of 4 years with one 12-month extension option, subject to certain conditions.
Cabot Citrus Farms Loan
On June 6, 2022, we entered into a $120.0 million delayed draw term loan (the “Cabot Citrus Farms Loan”) with Cabot, a developer, owner and operator of world-class destination golf resorts and communities, the proceeds of which will be used to fund Cabot’s property-wide transformation of Cabot Citrus Farms in Brooksville, Florida, with the addition of a new clubhouse, luxury lodging, health and wellness facilities and a vibrant village center. We also entered into a Purchase and Sale Agreement, pursuant to which we will convert a portion of the Cabot Citrus Farms Loan into the ownership of certain Cabot Citrus Farms real estate assets and simultaneously enter into a triple-net lease with Cabot that has an initial term of 25 years, with five 5-year tenant renewal options.
BigShots Loan
On April 7, 2022, we entered into a loan with BigShots Golf (“BigShots Golf”), a subsidiary of ClubCorp Holdings, Inc. (“ClubCorp”), an Apollo fund portfolio company, to provide up to $80.0 million of mortgage financing (the “BigShots Loan”) for the construction of certain new BigShots Golf facilities throughout the United States. In addition, we entered into a right of first offer and call right agreement, pursuant to which (i) we have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback, and (ii) for so long as the BigShots Loan remains outstanding and we continue to hold a majority interest therein, subject to additional terms and conditions, we will have a right of first offer on any multi-site mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) in connection with the development of BigShots Golf facilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of June 30, 2022, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock and Penn National, under nine separate lease agreements;
•Investments in leases - financing receivables, representing our investment in eighteen casino assets leased on a triple-net basis to our tenants, MGM, Caesars and JACK Entertainment, under three separate lease agreements;
•Investments in loans, representing our investment in the Chelsea Piers Mortgage Loan, Forum Convention Center Mortgage Loan, Great Wolf Maryland Loan, BigShots Loan and Cabot Citrus Farms Loan;
•Investment in unconsolidated affiliate, representing our 50.1% ownership in the BREIT JV, which in turn owns two assets leased to MGM under one master lease agreement; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Investments in leases - sales-type, net (1)	$17,075,857	$13,136,664
Investments in leases - financing receivables, net (1)	16,486,522	2,644,824
Total investments in leases, net	33,562,379	15,781,488
Investments in loans, net	545,162	498,002
Investment in unconsolidated affiliate	1,464,766	—
Land	153,576	153,576
Total real estate portfolio	$35,725,883	$16,433,066
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of June 30, 2022 and December 31, 2021, the estimated residual values of the leased properties under our Lease Agreements were $11.4 billion and $3.8 billion, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Income from sales-type leases, excluding contingent rent (1)	$370,663	$290,137	$692,921	$579,711
Income from lease financing receivables (1) (2)	251,345	60,069	314,364	119,961
Total lease revenue, excluding contingent rent	622,008	350,206	1,007,285	699,672
Contingent rent (1)	4,506	995	8,983	1,567
Total lease revenue	626,514	351,201	1,016,268	701,239
Non-cash adjustment (3)	(86,408)	(29,398)	(121,961)	(57,275)
Total contractual lease revenue	$540,106	$321,803	$894,307	$643,964
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of June 30, 2022, we have recognized contingent rent from our Margaritaville Lease, Greektown Lease, and Caesars Las Vegas Master Lease in relation to the variable rent portion of the respective leases. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
(2) Represents the MGM Master Lease, Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At June 30, 2022, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2022 (remaining)	$664,362	$544,358	$1,208,720
2023	1,344,189	1,103,787	2,447,976
2024	1,366,127	1,125,348	2,491,475
2025	1,385,348	1,146,509	2,531,857
2026	1,405,006	1,168,089	2,573,095
2027	1,425,272	1,190,145	2,615,417
Thereafter	56,603,911	86,652,035	143,255,946
Total	$64,194,215	$92,930,271	$157,124,486

Weighted Average Lease Term (2)	36.8 years	51.3 years	43.9 years
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Lease Overview
The following is a summary of the material lease provisions of our Caesars Leases, Venetian Lease, MGM Master Lease, and BREIT JV Lease:

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
(2) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined Current annual rent under the Caesars Regional Master Lease and Joliet Lease is $641.2 million.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. In relation to the Caesars Las Vegas Master Lease, during the three and six months ended June 30, 2022, we recognized approximately $3.1 million and $6.1 million, respectively, in contingent rent. No such rent has been recognized for the three and six months ended June 30, 2021. In relation to the Caesars Regional Master Lease, Joliet Lease, Venetian Lease, and MGM Master Lease, no such rent has been recognized for the three and six months ended June 30, 2022 and 2021.
(4) Variable rent is not subject to the Escalator.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our Penn National Leases, Hard Rock Cincinnati Lease, Century Master Lease, JACK Cleveland/Thistledown Lease and Southern Indiana Lease:

($ In thousands)	Margaritaville Lease	Greektown Lease	Hard Rock Cincinnati Lease	Century Master Lease	JACK Cleveland/Thistledown Lease	Southern Indiana Lease
Lease Provision
Initial term	15 years	15 years	15 years	15 years	20 years	15 years
Initial term maturity	1/31/2034	5/31/2034	9/30/2034	12/31/2034	1/31/2040	8/31/2036
Renewal terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Three, five-year terms	Four, five-year terms
Current lease year	2/1/22 - 1/31/23 (Lease Year 4)	6/1/22 - 5/31/23 (Lease Year 4)	10/1/21 - 9/30/22 (Lease Year 3)	1/1/22 - 12/31/22 (Lease Year 3)	2/1/22 - 1/31/23 (Lease Year 3)	9/3/21 - 8/31/22 (Lease Year 1)
Current annual rent (1)	$23,813	$51,321	$44,042	$25,503	$68,704	$32,500
Annual escalator (2)	2% of Building base rent ($17.2 million)	2% of Building base rent ($42.8 million)	Lease years 2-4 - 1.5% Lease years 5-15 - > 2% / change in CPI (3)	Lease years 2-3 - 1.0% Lease years 4-15 - > 1.25% / CPI	Lease year 3 - 1.0% Lease years 4-6 - 1.5% Lease years 7-20 - >1.5%/change in CPI (capped at 2.5%)	Lease years 2-5 - 1.5% Lease years 6-15 - >2.0% / change in CPI
Coverage floor (4)	Net revenue to rent ratio: 6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year five	None	7.5x net revenue commencing lease year six	None	None
Variable Rent adjustment (5)	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter	Lease year 8: 80% base rent and 20% variable rent	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent	None	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent
Variable Rent adjustment calculation	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3 Year 11: Avg. of years 8-10 less avg. of years 5-7	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 (6) Year 11: Avg. of years 8-10 less avg. of years 5-7
____________________
(1) For the JACK Cleveland/Thistledown Lease, the annualized rent is inclusive of an increase of $1.8 million, effective April 1, 2022, related to the gaming patio amenity at JACK Thistledown.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and six months ended June 30, 2022 and 2021.
(3) Starting in lease year 5, if the change in CPI is less than 0.5%, there will be no escalation in rent for such lease year.
(4) In the event that the net revenue to rent ratio coverage, as applicable, is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue to rent ratio coverage, as applicable, provided that the amount shall never result in a decrease to the prior year’s rent. With respect to the Century Master Lease, if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%.
(5) Variable (percentage rent) is subject to the percentage rent multiplier. With respect to the Penn National Leases, after the first percentage rent reset, any amounts related to variable (percentage) rent are considered contingent rent in accordance with GAAP. In relation to the Margaritaville Lease, during the three months ended June 30, 2022 and 2021, we recognized $0.9 million and $0.8 million, respectively, in contingent rent. During the six months ended June 30, 2022 and 2021, we recognized $1.8 million,and $1.4 million, respectively, in contingent rent. In relation to the Greektown Lease during the three months ended June 30, 2022 and 2021, we recognized approximately $0.5 million, and $0.2 million, respectively, in contingent rent. During the six months ended June 30, 2022 and 2021, we recognized $1.1 million and $0.2 million, respectively, in contingent rent.
(6) With respect to lease year 0, for the period Caesars Southern Indiana was closed in 2020 due to COVID-19, the Southern Indiana Lease provides for the use of 2019 net revenues, pro rated for the period of such closure.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Capital Expenditure Requirements
We manage our residual asset risk through protective covenants in our Lease Agreements, which require the tenant to, among other things, hold specific insurance coverage, engage in ongoing maintenance of the property and invest in capital improvements. With respect to the capital improvements, the Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation, restoration and repair or other improvements of items with respect to the leased properties. Except as specifically provided in the below table, which summarizes the capital expenditure requirements of the respective tenants under the Caesars Leases, the Venetian Lease and the BREIT JV Lease, the tenants under our other Lease Agreements are all required to spend a minimum of 1% of net revenues or net gaming revenues, as the case may be:

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
Loan Portfolio
The following is a summary of our investments in loans as of June 30, 2022 and December 31, 2021:

June 30, 2022
Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured	$474,168	$473,900	$213,832	7.7%	3.6 years
Mezzanine	71,808	71,263	7,692	8.0%	4.0 years
Total	$545,977	$545,162	$221,523	7.7%	3.6 years

December 31, 2021
Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured	$465,000	$465,034	$15,000	7.3%	3.5 years
Mezzanine	33,614	32,968	45,886	8.0%	4.0 years
Total	$498,614	$498,002	$60,886	7.3%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables and loans.
During the three and six months ended June 30, 2022, we recognized a $551.9 million and $632.7 million increase, respectively, in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such periods in the amount of $439.7 million and $515.7 million, respectively, representing 79.9% and 81.5% of the total allowance for three and six months ended June 30, 2022, respectively. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions and are required to present gross, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition and are required to present gross, (iii) the future funding commitments upon entry into the BigShots Loan on April 7, 2022, and entry into Cabot Citrus Farms Loan on June 6, 2022. Additional increases were attributable to the increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of market volatility during the first and second quarters of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term PD default study we utilize to estimate our CECL allowance.
During the three and six months ended June 30, 2021, we recognized a $29.1 million and $33.5 million decrease, respectively, in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first and second quarters of 2021, (ii) the decrease in the Long-Term Period PD due to a credit rating upgrade of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021, and (iii) the decrease in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance.
As of June 30, 2022 and December 31, 2021, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,658,038	$(582,181)	$17,075,857	3.30%
Investments in leases - financing receivables	17,034,801	(548,279)	16,486,522	3.22%
Investments in loans	546,017	(855)	545,162	0.16%
Other assets - sales-type sub-leases	788,572	(17,597)	770,975	2.23%
Totals	$36,027,428	$(1,148,912)	$34,878,516	3.19%

	December 31, 2021
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,571,516	$(434,852)	$13,136,664	3.20%
Investments in leases - financing receivables	2,735,948	(91,124)	2,644,824	3.33%
Investments in loans	498,775	(773)	498,002	0.15%
Other assets - sales-type sub-leases	280,510	(6,540)	273,970	2.33%
Totals	$17,086,749	$(533,289)	$16,553,460	3.12%
____________________

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(1) The total allowance excludes the CECL allowance for unfunded commitments, primarily related to the Venetian PGF, the BigShots Loan and the Cabot Citrus Farms Loan. As of June 30, 2022 and December 31, 2021, such allowance is $18.1 million and $1.0 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021
Beginning Balance December 31,	$534,326	$553,879
Initial allowance from current period investments	515,697	1,725
Current period change in credit allowance	116,999	(35,209)
Charge-offs	—	—
Recoveries	—	—
Ending Balance June 30,	$1,167,022	$520,395
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2022 and 2021:

	June 30, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,214,233	$15,566,631	$14,948,277	$872,396	$279,906	$145,986	$36,027,428

	June 30, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$954,181	$15,743,112	$—	$281,657	$65,011	$17,043,962
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for the Chelsea Piers Mortgage Loan, Great Wolf Maryland Loan, BigShots Loan and Cabot Citrus Farms Loan using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Sales-type sub-leases, net (1)	$770,975	$273,970
Property and equipment used in operations, net	67,646	68,515
Right of use assets and sub-lease right of use assets	48,183	16,811
Debt financing costs	20,883	24,928
Deferred acquisition costs	15,346	24,690
Other receivables	8,075	341
Tenant receivables	7,743	5,032
Prepaid expenses	6,665	3,660
Interest receivable	3,355	2,780
Forward-starting interest rate swaps	—	884
Other	462	3,082
Total other assets	$949,333	$424,693
_______________________________________________________
(1) As of June 30, 2022 and December 31, 2021, sales-type sub-leases are net of $17.6 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Land and land improvements	$59,497	$59,250
Buildings and improvements	15,044	14,880
Furniture and equipment	9,289	9,014
Total property and equipment used in operations	83,830	83,144
Less: accumulated depreciation	(16,184)	(14,629)
Total property and equipment used in operations, net	$67,646	$68,515

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Depreciation expense	$779	$757	$1,555	$1,549
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Finance sub-lease liabilities	$788,572	$280,510
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	48,289	16,811
CECL allowance for unfunded commitments	18,109	1,037
Deferred income taxes	4,000	3,879
Total other liabilities	$932,570	$375,837

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2022 and December 31, 2021:

($ In thousands)	June 30, 2022
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Revolving Credit Facility (2)	2026	SOFR + 1.050%	$—	$—
Delayed Draw Term Loan (2)	2025	SOFR + 1.200%	—	—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,237,398
2029 Maturity	2029	4.625%	1,000,000	988,131
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	743,848
2027 Maturity	2027	3.750%	750,000	742,248
2030 Maturity	2030	4.125%	1,000,000	987,880
April 2022 Notes(3)
2025 Maturity	2025	4.375%	500,000	495,547
2028 Maturity	2028	4.516% (4)	1,250,000	1,235,846
2030 Maturity	2030	4.541% (4)	1,000,000	986,769
2032 Maturity	2032	3.980% (4)	1,500,000	1,479,804
2052 Maturity	2052	5.625%	750,000	735,124
Exchange Notes(3)
2024 Maturity	2024	5.625%	1,024,169	1,031,147
2025 Maturity	2025	4.625%	799,368	780,513
2026 Maturity	2026	4.500%	480,524	460,690
2027 Maturity	2027	5.750%	729,466	739,627
2028 Maturity	2028	4.500%	349,325	335,309
2029 Maturity	2029	3.875%	727,114	655,340
MGP OP Notes(3)
2024 Maturity	2024	5.625%	25,831	25,928
2025 Maturity	2025	4.625%	632	612
2026 Maturity	2026	4.500%	19,476	18,418
2027 Maturity	2027	5.750%	20,534	20,518
2028 Maturity	2028	4.500%	675	636
2029 Maturity	2029	3.875%	22,886	20,167
Total Debt		4.496% (5)	$13,950,000	$13,721,500

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Secured Revolving Credit Facility (6)	2024	L + 2.00%	$—	$—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,235,972
2029 Maturity	2029	4.625%	1,000,000	987,331
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	742,677
2027 Maturity	2027	3.750%	750,000	741,409
2030 Maturity	2030	4.125%	1,000,000	987,134
Total Debt (5)		4.105%	$4,750,000	$4,694,523
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility and Delayed Draw Term Loan bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR and a range of 0.85% to 1.60% margin plus SOFR, respectively, depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility and Delayed Draw Term Loan are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the three and six months ended June 30, 2022, the commitment fees for both the Revolving Credit Facility and Delayed Draw Term Loan were 0.375%.
(3)Interest is payable semi-annually.
(4)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.
(5)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of June 30, 2022, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.67%
(6)On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and the Existing Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described below.
The following table is a schedule of future minimum principal payments of our debt obligations as of June 30, 2022:

(In thousands)	Future Minimum Principal Payments
2022 (remaining)	$—
2023	—
2024	1,050,000
2025	2,050,000
2026	1,750,000
2027	1,500,000
Thereafter	7,600,000
Total minimum principal payments	$13,950,000
Senior Unsecured Notes
Exchange Notes
On April 29, 2022, the VICI Issuers issued $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due 2024, $799.4 million in aggregate principal amount of 4.625% Senior Notes due 2025, $480.5 million in aggregate principal amount of 4.500% Senior Notes due 2026, $729.5 million in aggregate principal amount of 5.750% Senior Notes due 2027, $349.3 million in aggregate principal amount of 4.500% Senior Notes due 2028 and $727.1 million in aggregate principal amount of 3.875% Senior Notes due 2029 in exchange for the validly tendered and not validly withdrawn MGP OP Notes, originally issued by the MGP Issuers, pursuant to the settlement of the Exchange Offers and Consent Solicitations in connection

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
with the closing of the MGP Transactions. The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes, in each case under a supplemental indenture dated as of April 29, 2022, between the VICI Issuers and UMB Bank, National Association, as trustee (the “Trustee”).
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
Each series of the MGP OP Notes is redeemable at our option, in whole or in part, at any time on or after the same dates as set forth above with respect to the corresponding maturity series of the Exchange Notes. We may redeem some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
April 2022 Notes
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Unsecured Credit Facilities
On February 8, 2022, VICI LP entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Revolving Credit Facility includes two six-month maturity extension options and the Delayed Draw Term Loan includes two twelve-month extension options, in each case, the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and 0.125% on the extended term loans, in the case of each twelve-month extension of the Delayed Draw Term Loan. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion.
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
On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. On April 29, 2022, we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes offering.
Senior Secured Credit Facilities
In December 2017, VICI PropCo entered into a credit agreement (as amended, amended and restated and otherwise modified, the “2017 Credit Agreement”), comprised of a $2.2 billion Term Loan B Facility and a $1.0 billion Secured Revolving Credit Facility (the Term Loan B Facility and the Secured Revolving Credit Facility, as amended, are referred to together as the “Senior Secured Credit Facilities”). On September 15, 2021, we used the proceeds from the settlement of the June 2020 Forward Sale Agreement (as defined in Note 11- Stockholders’ Equity) and the proceeds from the issuance of 65,000,000 shares of common stock from the September 2021 equity offering to repay in full the Term Loan B Facility, including outstanding accrued interest. In connection with the full repayment, we recognized a loss on extinguishment of debt of $15.6 million during the year ended December 31, 2021, representing the write-off of the remaining unamortized deferred financing costs.
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
The MGP Transactions Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the three and six months ended June 30, 2022, we recognized $3.8 million and $15.3 million, respectively, of fees related to the MGP Transactions Bridge Facility in Interest expense on our Statement of Operations. We did not recognize any such amount for the three and six months ended June 30, 2021 since the MGP Transactions Bridge Facility was entered into on August 4, 2021.
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
The Venetian Acquisition Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the six months ended June 30, 2022 and 2021, we recognized $1.0 million and $7.9 million, respectively, of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations. For the three months ended June 30, 2021, we recognized $7.9 million of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations. As the Venetian Acquisition Bridge Facility was terminated in February 2022, no such expense was recorded for the three months ended June 30, 2022.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2022, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021. As of June 30, 2022, there were no derivative instruments outstanding.

($ In thousands)	December 31, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	1.3465%	$500,000	USD SOFR- COMPOUND	May 2, 2032
Forward-Starting Derivatives
From December 2021 through April 2022, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $2.5 billion and two U.S. Treasury Rate Lock agreements with an aggregate notional amount of $500.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $3.0 billion of long-term debt. The forward-starting interest rate swaps and treasury locks were designated as cash-flow hedges. In April 2022 in connection with the April 2022 Notes offering, we settled the outstanding forward-starting interest rate swaps for total net proceeds of $202.3 million and the treasury locks for total net proceeds of $4.5 million. Since the forward-starting swaps and treasury locks were hedging the interest rate risk on the April 2022 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain recorded in other comprehensive income	$91,939	$—	$200,550	$—
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(4,159)	—	(4,159)	—
Interest Rate Swaps
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
The following table presents the effect of our interest rate swaps derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain recorded in other comprehensive income	$—	$9,328	$—	$21,706
Interest from interest rate swaps recorded in interest expense	—	10,342	—	21,168

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021. As of June 30, 2022, there were no assets and liabilities measured at fair value on a recurring basis.

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
The estimated fair values of our financial instruments as of June 30, 2022 and December 31, 2021 for which fair value is only disclosed are as follows:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$16,486,522	$17,457,867	$2,644,824	$3,104,337
Investments in loans (2)	545,162	545,977	498,002	498,614
Cash and cash equivalents	614,001	614,001	739,614	739,614
Financial liabilities:
Debt
Revolving Credit Facility	$—	$—	$—	$—
Delayed Draw Term Loan	—	—	—	—
Senior Unsecured Notes (3)	13,721,500	13,031,735	4,694,523	4,955,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease, the Harrah’s Original Call Properties and the MGM Master Lease. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(2)We believe the current principal balance of these investments approximates their fair value.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2022, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) certain corporate offices, the most material of which is our corporate headquarters in New York, NY, which expires in 2030 and has one five-year renewal option. The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of June 30, 2022 under our operating leases was 14.0 years.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Rent expense	$503	$505	$1,002	$1,004
Contractual rent	475	470	949	940
As of June 30, 2022, we have a 48.2 million right of use asset and corresponding lease liability recorded in Other assets and Other liabilities, respectively, on our Balance Sheet related to our operating lease commitments for which we are the lessee.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$1,026
2023	1,858
2024	1,847
2025	1,908
2026	1,958
2027	1,979
Thereafter	15,137
Total minimum lease commitments	$25,714
Discounting factor	9,169
Lease liability	$16,545
Sub-Lease Commitments
Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases that are integral to the operations of the property, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations. The following is a summary of the leases, the lease classification of which has been determined to be either an operating sub-lease or finance sub-lease.
Operating Sub-Lease Commitments
With respect to the following information, we assessed the lease classification of certain of the sub-leases to our tenants through the Lease Agreements, and our obligation as primary obligor of the leases and determined that they meet the definition of an operating lease. Accordingly, we have recorded sub-lease right-of-use assets in Other assets and sub-lease liabilities in Other liabilities.

(In thousands)	June 30, 2022	December 31, 2021
Others assets (operating sub-leases)	$31,744	$—
Other liabilities (operating sub-lease liabilities)	31,744	—

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Rental income and expense	$1,712	$—	$2,283	$—
Contractual rent	1,590	—	2,118	—
The future minimum lease commitments relating to the sub-leases at June 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$3,221
2023	6,585
2024	6,553
2025	5,129
2026	3,934
2027	4,010
Thereafter	5,128
Total minimum lease commitments	$34,559
Discounting factor	2,815
Sub-lease liabilities	$31,744
The discount rate for the operating sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 2.6% and 2.9%. The weighted average remaining lease term as of June 30, 2022 under our operating sub-lease was 7.4 years.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Others assets (sales-type sub-leases, net)	$770,975	$273,970
Other liabilities (finance sub-lease liabilities)	788,572	280,510
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Rental income and expense	$12,442	$5,648	$18,926	$11,300
Contractual rent	12,307	5,838	18,985	11,675

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the ground and use sub-leases at June 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$33,206
2023	58,769
2024	59,039
2025	59,174
2026	59,174
2027	59,174
Thereafter	2,555,535
Total minimum lease commitments	$2,884,070
Discounting factor	2,095,498
Finance sub-lease liability	$788,572
The discount rates for the finance ground and use sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of June 30, 2022 under our finance sub-leases was 55.2 years.
Note 11 — Stockholders' Equity
Stock
Authorized
As of June 30, 2022, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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
At-the-Market Offering Program
In May 2021, we entered into an equity distribution agreement (the “ATM Agreement”), subsequently amended in November 2021, pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,000.0 million of our common stock (the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.
During the three and six months ended June 30, 2022, we sold a total of 11,380,980 shares under the ATM Program at a weighted average price per share of $32.28 for an aggregate value of $367.4 million, all of which were sold subject to a forward sale agreement (the “June 2022 ATM Forward Sale Agreement”). After fees and other adjustments calculated in accordance with the forward sale agreement, the aggregate net value of $360.0 million yielded a net initial forward sales price per share of $31.64. We did not receive any proceeds from the sale of shares at the time we entered into the June 2022 ATM Forward Sale Agreement. We determined that the June 2022 ATM Forward Sale Agreement meets the criteria for equity classification and, therefore, is exempt from derivative accounting. We recorded the June 2022 ATM Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification. We expect to settle the shares under the June 2022 ATM Forward Sale Agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the June 2022 ATM Forward Sale Agreement.
As of June 30, 2022, the net forward sales price per share under the June 2022 ATM Forward Sale Agreement was $31.64 and would result in us receiving approximately $360.0 million in net cash proceeds if we were to physically settle the shares under the June 2022 ATM Forward Sale Agreement. Alternatively, if we were to cash settle the shares under the June 2022 ATM Forward Sale Agreement, it would result in a cash inflow of $21.0 million or, if we were to net share settle the shares under the June 2022 ATM Forward Sale Agreement, it would result in us receiving approximately 0.7 million shares.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three and six months ended June 30, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2022	2021
Beginning Balance January 1,	628,942,092	536,669,722
Issuance of common stock upon physical settlement of forward sale agreements	119,000,000	—
Issuance of common stock in connection with the REIT Mergers	214,552,532	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	596,361	374,095
Ending Balance June 30,	963,090,985	537,043,817
Dividends
Dividends declared (on a per share basis) during the six months ended June 30, 2022 and 2021 were as follows:

Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 - June 30, 2022	$0.3600

Six Months Ended June 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300

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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Determination of shares:
Weighted-average shares of common stock outstanding	896,546	536,692	791,030	536,587
Assumed conversion of restricted stock (1)	—	944	699	934
Assumed settlement of forward sale agreements	—	16,803	1,496	12,100
Diluted weighted-average shares of common stock outstanding	896,546	554,439	793,225	549,621

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Basic:
Net income attributable to common stockholders	$(57,706)	$300,709	$182,677	$570,510
Weighted-average shares of common stock outstanding	896,546	536,692	791,030	536,587
Basic EPS	$(0.06)	$0.56	$0.23	$1.06

Diluted:
Net income attributable to common stockholders	$(57,706)	$300,709	$182,677	$570,510
Diluted weighted-average shares of common stock outstanding	896,546	554,439	793,225	549,621
Diluted EPS	$(0.06)	$0.54	$0.23	$1.04
____________________
(1)For the three months ended June 30, 2022, any such amounts have been excluded from the diluted weighted average number of shares of common stock as we were in a net loss position and the effect of inclusion would have been anti-dilutive. Assuming we had net income for the quarter, using the treasury stock method, the assumed conversion of our restricted stock would have been in the amount of 816,708 shares.
Earnings Per Unit
The following section presents the basic earnings per unit (“EPU”) and diluted EPU of VICI OP, our operating partnership and the direct parent and 100% interest holder in VICI LP. VICI LP’s interests are not expressed in units. However, given that VICI OP has a unit ownership structure and the financial information of VICI OP is substantially identical with that of VICI LP, we have elected to present the EPU of VICI OP. Basic EPU is computed by dividing net income attributable to partners’ capital by the weighted-average number of units outstanding during the period. In accordance with the VICI OP limited liability company agreement, for each share of common stock issued at VICI, a corresponding unit is issued by VICI OP. Accordingly, diluted EPU reflects the additional dilution for all potentially dilutive units resulting from potentially dilutive VICI stock issuances, such as options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and the units to be issued by us upon settlement of any outstanding forward sale agreements of VICI for the period such dilutive security is outstanding. The units issuable upon settlement of any outstanding forward sale agreements of VICI are reflected in the diluted EPU calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of units used in calculating diluted EPU is deemed to be increased by the excess, if any, of the number of units that would be issued upon full physical settlement of the units under any outstanding forward sale agreements for the period prior to settlement over the number of shares of VICI common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon VICI’s physical settlement of the shares of VICI common stock under the outstanding forward sale agreement, the delivery of shares of VICI common stock resulted in an increase in the number of VICI OP units outstanding and resulting dilution to EPU.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Determination of units:
Weighted-average units outstanding	905,014	536,692	795,287	536,587
Assumed conversion of VICI restricted stock (1)	—	944	699	934
Assumed settlement of VICI forward sale agreements	—	16,803	1,496	12,100
Diluted weighted-average units outstanding	905,014	554,439	797,482	549,621

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Basic:
Net (loss) income attributable to partners	$(63,035)	$298,889	$175,312	$567,482
Weighted-average units outstanding	905,014	536,692	795,287	536,587
Basic EPU	$(0.07)	$0.56	$0.22	$1.06

Diluted:
Net (loss) income attributable to partners	$(63,035)	$298,889	$175,312	$567,482
Weighted-average units outstanding	905,014	554,439	797,482	549,621
Diluted EPU	$(0.07)	$0.54	$0.22	$1.03
____________________
(1)For the three months ended June 30, 2022, any such amounts have been excluded from the diluted weighted average number of units as we were in a net loss position and the effect of inclusion would have been anti-dilutive. Assuming we had net income for the quarter, using the treasury stock method, the assumed conversion of VICI restricted stock to units would have been in the amount of 816,708 shares.
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2022, 10.9 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense	$3,236	$2,395	$5,866	$4,672

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	888	$21.15	855	$21.48
Granted	871	27.80	492	18.87
Vested	(383)	23.91	(370)	19.38
Forfeited	(94)	23.05	(60)	19.90
Canceled	—	—	—	—
Outstanding at end of period	1,283	$24.70	917	$21.03
As of June 30, 2022, there was $24.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

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
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$652,453	$10,170	$662,623	$368,115	$8,285	$376,400
Interest expense	(133,128)	—	(133,128)	(79,806)	—	(79,806)
Income from unconsolidated affiliate	15,134	—	15,134	—	—	—
(Loss) income before income taxes	(60,702)	3,588	(57,114)	302,005	2,328	304,333
Income tax expense	(245)	(782)	(1,027)	(741)	(515)	(1,256)
Net (loss) income	(60,947)	2,806	(58,141)	301,264	1,813	303,077

Depreciation	30	749	779	31	726	757

Total assets	37,186,796	102,421	37,289,217	17,126,115	93,433	17,219,548
Total liabilities	15,155,509	18,821	15,174,330	7,467,470	17,009	7,484,479

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,060,452	$18,796	$1,079,248	$735,612	$15,098	$750,710
Interest expense	(201,270)	—	(201,270)	(156,854)	—	(156,854)
Income from unconsolidated affiliate	15,134	—	15,134	—	—	—
Income before income taxes	179,791	6,183	185,974	573,040	3,876	576,916
Income tax expense	(83)	(1,344)	(1,427)	(883)	(857)	(1,740)
Net income	179,708	4,839	184,547	572,157	3,019	575,176

Depreciation	60	1,495	1,555	63	1,486	1,549

Total assets	37,186,796	102,421	37,289,217	17,126,115	93,433	17,219,548
Total liabilities	15,155,509	18,821	15,174,330	7,467,470	17,009	7,484,479

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and six months ended June 30, 2022 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2021, which, in the case of VICI Properties Inc., were included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the case of VICI Properties L.P. were included as an exhibit to Form 8-K filed on April 18, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of the COVID-19 pandemic on our and our tenants’ financial condition, results of operations, cash flows and performance (including the impact of actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures on our tenants, and the ability of our tenants to successfully operate their businesses through the COVID-19 pandemic); risks associated with our recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; the impact of changes in general economic conditions and market developments, including rising inflation, consumer confidence, supply chain disruptions, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; our dependence on our tenants as tenants of our properties and their guarantors as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; the anticipated benefits of the Partner Property Growth Fund; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; our inability to maintain our qualification for taxation as a REIT; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, including indebtedness assumed and incurred by us in connection with the completion of the MGP Transactions, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the impact of a rise in interest rates which have begun increasing from historic lows, on us; our inability to successfully pursue investments in, and acquisitions of, additional properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our recently completed transactions; the effects of our recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price as a result of our recently completed transactions; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; VICI’s reliance on distributions received from VICI LP to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our national, geographically diverse portfolio currently consists of 43 market leading properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 122 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states, contain approximately 58,700 hotel rooms and feature over 450 restaurants, bars, nightclubs, and sportsbooks.
Our portfolio also includes certain real estate debt investments that we have originated for strategic reasons in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns and operates four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, JACK Entertainment, MGM, Penn National and Seminole Hard Rock, with Caesars and MGM being our largest tenants. We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term.
Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of the Lease Agreements, which require our tenants to invest in our properties, and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. Our long-term triple-net leases provide our tenants with complete control over management at our leased properties, including sole responsibility for all operations and related expenses, including property taxes, insurance and maintenance, repair, improvement and other capital expenditures, as well as over the implementation of environmental sustainability and other initiatives. Given our scale and deep industry knowledge, we believe we are well-positioned to execute highly complementary single-asset and portfolio acquisitions, as well as other investments, to augment growth as market conditions allow, with a focus on disciplined capital allocation.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status, combined with the income generation from the Lease Agreements, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic impact of the COVID-19 pandemic, other global events and market conditions more broadly. We conduct our real property business through VICI OP and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2022.
Impact of the COVID-19 Pandemic on Our Business
Since the emergence of the COVID-19 pandemic in early 2020, among the broader public health, societal and global impacts, the pandemic has resulted in governmental and/or regulatory actions imposing, among other things, temporary closures or restrictions from time to time on our tenants’ operations at our properties and our golf course operations. Although all of our leased properties and our golf courses are currently open and operating, without restriction in some jurisdictions, they remain subject to any current or future operating limitations, restrictions or closures imposed by governmental and/or regulatory authorities. While our tenants’ recent performance at many of our leased properties has been at or above pre-pandemic levels, our tenants may continue to face additional challenges and uncertainty due to the impact of the COVID-19 pandemic, such as complying with operational and capacity restrictions and ensuring sufficient employee staffing and service levels, sustaining customer engagement and maintaining improved operating margins and financial performance.
All of our tenants have fulfilled their rent obligations through July 2022 and we regularly engage with our tenants in connection with their business performance, operations, liquidity and financial results. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the COVID-19 pandemic adversely affects our tenants, and ultimately impacts us, depends on future developments that cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, including the availability, distribution, public acceptance and efficacy of approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, our tenants’ financial performance and any future operating limitations or closures. For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and as updated from time to time in our other filings with the SEC.

SIGNIFICANT ACTIVITIES DURING 2022
Property Acquisition and Investment Activity
•MGP Transactions. On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of our 50.1% share of the BREIT JV CMBS debt. Upon closing, the MGP Transactions added $1,012.2 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, holders of MGP Common Shares received 1.366 shares of our newly issued common stock in exchange for each Class A common share of MGP. The fixed Exchange Ratio represented an agreed upon price of $43.00 per share of MGP Class A common shares based on VICI’s trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM received $43.00 per unit in cash for the redemption of the majority of its MGP OP units that it held for total cash consideration of approximately $4.404 billion and also retained approximately 12.2 million units in VICI OP. The MGP Class B share that was held by MGM was cancelled and ceased to exist.
Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease will be reduced by (i) $90.0 million upon the close of MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease, as further described below, and (ii) $40.0 million upon the close of MGM’s pending sale of the operations of Gold Strike, as described above. Additionally, we retained MGP’s 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV Lease provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to our investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the BREIT JV Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease and the BREIT JV Lease continue to be guaranteed by MGM.
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
In connection with the Venetian Acquisition, we entered into the Venetian PGF with the Venetian Tenant. Under the Venetian PGF, we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGF, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease and calculated in accordance with a formula set forth in the Venetian PGF.
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
Loan Origination Activity
•Great Wolf South Florida Loan. On July 1, 2022, we entered into the Great Wolf South Florida Loan with Great Wolf, under which we agreed to provide up to $59.0 million of mezzanine financing, the proceeds of which will be used to fund the development of Great Wolf Lodge South Florida, a more than $250.0 million, 500-room indoor water park resort project in Collier County, FL. The Great Wolf South Florida Loan has an initial term of 4 years with one 12-month extension option subject to certain conditions and is expected to be funded with cash on hand in accordance with a construction draw schedule.
•Cabot Citrus Farms Loan. On June 6, 2022, we entered into the Cabot Citrus Farms Loan with Cabot, a developer, owner and operator of world-class destination golf resorts and communities, under which we agreed to provide up to $120.0 million of mortgage financing, the proceeds of which will be used to fund Cabot’s property-wide transformation of Cabot Citrus Farms in Brooksville, Florida, with the addition of a new clubhouse, luxury lodging, health and wellness facilities and a vibrant village center. We also entered into a Purchase and Sale Agreement, pursuant to which we will convert a portion of the Cabot Citrus Farms Loan into the ownership of certain Cabot Citrus Farms real estate assets and simultaneously enter into a triple-net lease with Cabot that has an initial term of 25 years, with five 5-year tenant renewal options.
•BigShots Loan. On April 7, 2022, we entered into the BigShots Loan with BigShots Golf, a subsidiary of ClubCorp, an Apollo fund portfolio company, under which we agreed to provide up to $80.0 million of mortgage financing for the construction of certain new BigShots Golf facilities throughout the United States.
Financing and Capital Markets Activity
•Issuance of Exchange Notes. In connection with the closing of the MGP Transactions on April 29, 2022, the VICI Issuers issued $4,110.0 million in aggregate principal amount of Exchange Notes in exchange for the validly tendered and not validly withdrawn MGP OP Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations (each, as defined in Note 3 - Property Transactions). The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes. Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, $90.0 million in aggregate principal amount of MGP OP Notes remained outstanding. See Note 7 - Debt for additional information.
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
•Entry into New Unsecured Credit Agreement. On February 8, 2022, we entered into the Credit Facilities pursuant to the Credit Agreement, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. Concurrently, we terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and 2017 Credit Agreement (as defined in Note 7 - Debt). The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Borrowings under the Credit Facilities will bear interest, at VICI LP’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to VICI LP’s debt ratings. On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. On April 29, 2022, we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes and cash on hand. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion.
•Entry into Forward-Starting Interest Rate Swap Agreements and U.S. Treasury Rate Locks. From December 2021 through April 2022, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $2,500.0 million and two U.S. Treasury Rate Lock agreements with an aggregate notional amount of $500.0 million. The interest rate swap agreements and treasury locks were intended to reduce the variability in the forecasted interest expense related to the fixed-rate debt we expected to incur in connection with closing the MGP Transactions. In connection with the April 2022 Notes offering, we settled the outstanding forward-starting interest rate swaps and treasury locks for net proceeds of $206.8 million. Since the forward-starting swaps and treasury locks were hedging the interest rate risk on the April 2022 Notes, the unrealized gain in Accumulated other comprehensive income is being amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
Leasing Activity
•Gold Strike Lease. On June 9, 2022, in connection with MGM’s agreement to sell the operations of Gold Strike, we agreed to enter into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and enter into an amendment to the MGM Master Lease relating to the sale of Gold Strike. The Gold Strike Lease will have initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of Gold Strike, the MGM Master Lease will be amended to account for MGM’s divestiture of the Gold Strike operations and will result in a reduction of the annual base rent under the MGM Master Lease by $40.0 million. We expect these transactions to be completed in the first half of 2023, and they remain subject to customary closing conditions and regulatory approvals.
•Mirage Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into the Mirage Lease, and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the fourth quarter of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific terms of the redevelopment and related funding remain under discussion and subject to final documentation.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Revenues
Income from sales-type leases	$375,169	$291,132	$84,037	$701,904	$581,278	$120,626
Income from lease financing receivables and loans	261,721	69,996	191,725	334,599	140,373	194,226
Other income	15,563	6,987	8,576	23,949	13,961	9,988
Golf revenues	10,170	8,285	1,885	18,796	15,098	3,698
Total revenues	662,623	376,400	286,223	1,079,248	750,710	328,538

Operating expenses
General and administrative	11,782	7,628	4,154	21,248	15,713	5,535
Depreciation	779	757	22	1,555	1,549	6
Other expenses	15,563	6,987	8,576	23,949	13,961	9,988
Golf expenses	5,859	5,232	627	11,144	9,738	1,406
Change in allowance for credit losses	551,876	(29,104)	580,980	632,696	(33,484)	666,180
Transaction and acquisition expenses	16,664	791	15,873	17,419	9,512	7,907
Total operating expenses	602,523	(7,709)	610,232	708,011	16,989	691,022

Income from unconsolidated affiliate	15,134	—	15,134	15,134	—	15,134
Interest expense	(133,128)	(79,806)	(53,322)	(201,270)	(156,854)	(44,416)
Interest income	780	30	750	873	49	824
(Loss) income before income taxes	(57,114)	304,333	(361,447)	185,974	576,916	(390,942)
Income tax expense	(1,027)	(1,256)	229	(1,427)	(1,740)	313
Net (loss) income	(58,141)	303,077	(361,218)	184,547	575,176	(390,629)
Less: Net (loss) income attributable to non-controlling interests	435	(2,368)	2,803	(1,870)	(4,666)	2,796
Net (loss) income attributable to common stockholders	$(57,706)	$300,709	$(358,415)	$182,677	$570,510	$(387,833)

Revenue
For the three and six months ended June 30, 2022 and 2021, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Leasing revenue	$626,514	$351,201	$275,313	$1,016,268	$701,239	$315,029
Income from loans	10,376	9,927	449	20,235	20,412	(177)
Other income	15,563	6,987	8,576	23,949	13,961	9,988
Golf revenues	10,170	8,285	1,885	18,796	15,098	3,698
Total revenues	$662,623	$376,400	$286,223	$1,079,248	$750,710	$328,538
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Income from sales-type leases	$375,169	$291,132	$84,037	$701,904	$581,278	$120,626
Income from lease financing receivables (1)	251,345	60,069	191,276	314,364	119,961	194,403
Total leasing revenue	626,514	351,201	275,313	1,016,268	701,239	315,029
Non-cash adjustment (2)	(86,408)	(29,398)	(57,010)	(121,961)	(57,275)	(64,686)
Total contractual leasing revenue	$540,106	$321,803	$218,303	$894,307	$643,964	$250,343
____________________
(1) Represents the MGM Master Lease, Harrah’s Original Call Properties and the JACK Cleveland/Thistledown Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $275.3 million and $315.0 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. Total contractual leasing revenue increased $218.3 million and $250.3 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The increases were primarily driven by the addition of the MGM Master Lease and Venetian Lease to our portfolio in April 2022 and February 2022, respectively, as well as the annual escalators from certain of our other Lease Agreements.
Income From Loans
Income from loans increased $0.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by the addition of the Cabot Citrus Farms Loan and the Great Wolf Lodge Maryland mezzanine loan (the “Great Wolf Maryland Loan”) to our real estate investment portfolio in June 2022 and June 2021, respectively. Income from loans decreased by $0.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was driven by repayment of the $70.0 million term loan with JACK Entertainment in October 2021, partially offset by the addition of the Cabot Citrus Farms Loan and Great Wolf Maryland Loan described above.
Other Income
Other income increased $8.6 million and $10.0 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.

Golf Revenues
Revenues from VICI’s golf operations increased $1.9 million and $3.7 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The change was primarily driven by an increase in rounds played at the golf courses and an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three and six months ended June 30, 2022 and 2021, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
General and administrative	$11,782	$7,628	$4,154	$21,248	$15,713	$5,535
Depreciation	779	757	22	1,555	1,549	6
Other expenses	15,563	6,987	8,576	23,949	13,961	9,988
Golf expenses	5,859	5,232	627	11,144	9,738	1,406
Change in allowance for credit losses	551,876	(29,104)	580,980	632,696	(33,484)	666,180
Transaction and acquisition expenses	16,664	791	15,873	17,419	9,512	7,907
Total operating expenses	$602,523	$(7,709)	$610,232	$708,011	$16,989	$691,022
General and Administrative Expenses
General and administrative expenses increased $4.2 million and $5.5 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $8.6 million and $10.0 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Expenses
Expenses from golf operations for VICI increased $0.6 million and $1.4 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The change was primarily driven by an increase in rounds of golf played across our golf courses.
Change in Allowance for Credit Losses
During the three and six months ended June 30, 2022, we recognized a $551.9 million and $632.7 million increase, respectively, in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such periods in the amount of $439.7 million and $515.7 million, respectively, representing 79.9% and 81.5% of the total allowance for three and six months ended June 30, 2022, respectively. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions and are required to present gross, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition and are required to present gross, (iii) the future funding commitments upon entry into the BigShots Loan on April 7, 2022, and entry into Cabot Citrus Farms Loan on June 6, 2022. Additional increases were attributable to the increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of market volatility during the first and second quarters of 2022. This was partially offset by a decrease in the Long-Term

Period PD as a result of standard annual updates that were made to the Long-Term PD default study we utilize to estimate our CECL allowance.
During the three and six months ended June 30, 2021, we recognized a $29.1 million and $33.5 million decrease, respectively, in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first and second quarters of 2021, (ii) the decrease in the Long-Term Period PD due to a credit rating upgrade of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021, and (iii) the decrease in the R&S Period PD and R&S Period LGD as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $15.9 million and $7.9 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the three and six months ended June 30, 2022 and 2021, our non-operating income and expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Income from unconsolidated affiliate	$15,134	$—	$15,134	$15,134	$—	$15,134
Interest expense	(133,128)	(79,806)	(53,322)	(201,270)	(156,854)	(44,416)
Interest income	780	30	750	873	49	824
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the three and six months ended June 30, 2022 represents our 50.1% share of the income of the BREIT JV for the period from acquisition on April 29, 2022 through June 30, 2022. The income from unconsolidated affiliate includes the amortization of certain basis differences arising from the differences between our purchase price and the underlying carrying value of the joint venture. As the BREIT JV interest was acquired by us on April 29, 2022 in connection with the closing of the MGP Transactions, no such income was recognized for the three and six months ended June 30, 2021.
Interest Expense
Interest expense increased $53.3 million and $44.4 million during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. The increase during the three and six months ended June 30, 2022 was primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes and (iii) assumption of the MGP OP Notes, the combination of which resulted in an additional $9.2 billion in notional amount of debt at a weighted average interest rate of 4.70%, net of the impact of the forward-starting interest rate swaps and treasury locks. Further increases were related to (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility, (ii) the commitment fees on the Revolving Credit Facility and Delayed Draw Term Loan, and (iii) additional interest on the $600.0 million draw on the Revolving Credit Facility (which was repaid in full on April 29, 2022). The increases were partially offset by the full repayment of the Term Loan B Facility and termination of associated interest rate swap agreements in September 2021.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.38% and 4.25% during the three and six months ended June 30, 2022, respectively, from 4.01% and 4.03% during the three and six months ended June 30, 2021, respectively, as a result of a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such periods.

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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by the National Association of Real Estate Investment Trusts (NAREIT), we define FFO as VICI’s net income (or loss) attributable to common stockholders (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) our proportionate share of such adjustments from our investment in unconsolidated affiliate.
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other non-recurring non-cash transactions, our proportionate share of non-cash adjustments from our investment in unconsolidated affiliate (including the amortization of any basis differences) with respect to certain of the foregoing and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
We calculate VICI’s Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense (including the impact of the forward-starting interest rate swaps and treasury locks) and interest income (collectively, interest expense, net), income tax expense and our proportionate share of such adjustments from our investment in unconsolidated affiliate.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(57,706)	$300,709	$182,677	$570,510
Real estate depreciation	—	—	—	—
Joint venture depreciation and non-controlling interest adjustments	7,310	—	7,310	—
FFO attributable to common stockholders	(50,396)	300,709	189,987	570,510
Non-cash leasing and financing adjustments	(86,405)	(29,346)	(121,969)	(57,198)
Non-cash change in allowance for credit losses	551,876	(29,104)	632,696	(33,484)
Non-cash stock-based compensation	3,236	2,395	5,866	4,672
Transaction and acquisition expenses	16,664	791	17,419	9,512
Amortization of debt issuance costs and original issue discount	11,991	9,934	27,968	16,625
Other depreciation	749	726	1,495	1,486
Capital expenditures	(202)	(274)	(656)	(1,507)
(Gain) loss on extinguishment of debt and interest rate swap settlements	(5,405)	—	(5,405)	—
Joint venture non-cash adjustments and non-controlling interest adjustments	(12,058)	296	(11,856)	523
AFFO attributable to common stockholders	430,050	256,127	735,545	511,139
Interest expense, net	125,762	69,842	177,834	140,180
Income tax expense	1,027	1,256	1,427	1,740
Joint venture interest expense and non-controlling interest adjustments	7,651	—	7,651	—
Adjusted EBITDA attributable to common stockholders	$564,490	$327,225	$922,457	$653,059

Net (loss) income per common share
Basic	$(0.06)	$0.56	$0.23	$1.06
Diluted	$(0.06)	$0.54	$0.23	$1.04
FFO per common share
Basic	$(0.06)	$0.56	$0.24	$1.06
Diluted	$(0.06)	$0.54	$0.24	$1.04
Weighted average number of shares of common stock outstanding - Net (Loss) Income and FFO (1)
Basic	896,545,880	536,692,167	791,029,664	536,586,921
Diluted	896,545,880	554,438,981	793,224,837	549,620,976

AFFO per common share
Basic	$0.48	$0.48	$0.93	$0.95
Diluted	$0.48	$0.46	$0.93	$0.93
Weighted average number of shares of common stock outstanding - AFFO (1)
Basic	896,545,880	536,692,167	791,029,664	536,586,921
Diluted	897,362,588	554,438,981	793,224,837	549,620,976
____________________
(1)For the three months ended June 30, 2022, the diluted weighted average number of shares of common stock outstanding in relation to AFFO is adjusted to include the dilutive effect, using the treasury stock method, of the assumed conversion of our restricted stock in the amount of 816,708 shares. For the three months ended June 30, 2022, such amounts have been excluded from the diluted weighted average number of shares of common stock in relation to net (loss) income and FFO as these were in loss positions and the effect of inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2022, our available cash balances, capacity under our Revolving Credit Facility and Delayed Draw Term Loan were as follows:

(In thousands)	June 30, 2022
Cash and cash equivalents	$614,001
Capacity under Revolving Credit Facility (1)	2,500,000
Capacity under Delayed Draw Term Loan (1)	1,000,000
Proceeds available from settlement of the June 2022 ATM Forward Sale Agreement (2)	360,042
Total	$4,474,043
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
(2)Assumes the physical settlement of the 11,380,980 shares under the June 2022 ATM Forward Sale Agreement at the forward sale price per share of $31.64, calculated as of June 30, 2022.
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
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs and investment grade issuers, market perceptions, the trading price of our stock and uncertainties related to COVID-19 and the impact of our response and our tenants’ responses to COVID-19. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms we deem attractive, or at all.
Material Cash Requirements
Contractual Obligations
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, distributions to the VICI OP unit holders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For more information on our material contractual commitments, refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2022, we have $14.0 billion of debt obligations outstanding (excluding approximately $1.5 billion of debt obligations held by the BREIT JV), none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of June 30, 2022. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments.

	Payments Due By Period
(In thousands)	Total	2022 (remaining)	2023	2024	2025	2026 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$—	$1,050,000	$2,050,000	$10,850,000
Revolving Credit Facility	—	—	—	—	—	—
Delayed Draw Term Loan	—	—	—	—	—	—
Scheduled interest payments	4,899,049	341,087	660,184	625,876	557,121	2,714,781
Total debt contractual obligations	18,849,049	341,087	660,184	1,675,876	2,607,121	13,564,781

Leases and contracts
Future funding commitments – loan investments and lease agreements(1)	221,523	7,692	198,832	—	—	15,000
Operating lease for Cascata Golf Course Land	18,341	476	970	990	1,009	14,895
Golf maintenance contract for Rio Secco and Cascata Golf Course	5,179	1,726	3,453	—	—	—
Office leases	7,252	459	857	857	899	4,179
Total leases and contract obligations	252,295	10,353	204,112	1,847	1,908	34,075

Total contractual commitments	$19,101,345	$351,440	$864,296	$1,677,723	$2,609,030	$13,598,856
________________________________________
(1) The allocation of our future funding commitments is based on the construction draw schedule, commitment funding date, expiration date or other information, as applicable, however we may be obligated to fund these commitments earlier than such date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of June 30, 2022, we had $1.0 billion of potential future funding commitments under our Partner Property Growth Fund agreements. The use of the Partner Property Growth Fund commitments are at the discretion of our tenants and there is no guarantee any such commitments will be drawn upon.

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$951,134	$410,470	$540,664
(Used in) provided by investing activities	(8,642,356)	42,105	(8,684,461)
Provided by (used in) financing activities	7,565,609	(361,046)	7,926,655
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,613)	91,529	(217,142)
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993	423,621
Cash, cash equivalents and restricted cash, end of period	$614,001	$407,522	$206,479
Cash Flows from Operating Activities
Net cash provided by operating activities increased $540.7 million for the six months ended June 30, 2022 compared with the six months ended June 30, 2021. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease and Venetian Lease to our real estate portfolio in April 2022 and February 2022, respectively, the annual escalators on certain of our other Lease Agreements and the proceeds from settlement of our forward-starting derivative instruments in connection with the April 2022 Notes offering.
Cash Flows from Investing Activities
Net cash used in investing activities increased $8,684.5 million for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.
During the six months ended June 30, 2022, the primary sources and uses of cash from investing activities included:
•Net payments of $4,574.4 million in relation to the closing of the MGP Transactions, including $4,404.0 million in connection with the redemption of the majority of the MGP units held by MGM, $90.0 million in connection with the repayment of the outstanding MGP revolving credit facility and acquisition costs;
•Payments for the Venetian Acquisition for a total cost of $4,012.8 million, including acquisition costs;
•Payments to fund portions of the Great Wolf Maryland Loan and Cabot Citrus Farms Loan in the amount of $47.4 million; and
•Capitalized transaction costs of $7.1 million.
During the six months ended June 30, 2021, the primary sources and uses of cash from investing activities include:
•Proceeds from net maturities of short-term investments of $20.0 million;
•Proceeds from partial repayment of the JACK Entertainment term loan of $30.4 million;
•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million;
•Capitalized transaction costs of $1.9 million; and
•Acquisition of property and equipment costs of $1.5 million.

Cash Flows from Financing Activities
Net cash provided by financing activities increased $7,926.7 million for the six months ended June 30, 2022, compared with the six months ended June 30, 2021.
During the six months ended June 30, 2022, the primary sources and uses of cash in financing activities included:
•Net proceeds of $3,219.1 million from the sale of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Gross proceeds of $5,000.0 million from the April 2002 Notes offering;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Dividend payments of $497.2 million;
•Debt issuance costs of $146.0 million;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.1 million; and
•Distributions of $4.2 million to non-controlling interests.
During the six months ended June 30, 2021, the primary sources and uses of cash from financing activities included:
•Dividend payments of $355.3 million;
•Distributions of $4.1 million to non-controlling interest; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $1.6 million.
Debt
For a summary of our debt obligations as of June 30, 2022, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2022, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2022 and 2021 were as follows:

Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2021 - June 30, 2022	$0.3600

Six Months Ended June 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 and VICI LP’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included as an exhibit to the Current Report on Form 8-K filed on April 18, 2022. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2022.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of June 30, 2022, excluding our proportionate share of the debt at the BREIT JV, we had $13,950.0 million aggregate principal amount of outstanding indebtedness, all of which has fixed rate interest.
Additionally, we are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when that long-term debt matures, we may have to refinance such debt at a higher interest rate. In a rising interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements, treasury locks and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
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
Changes in Internal Control Over Financial Reporting
On April 29, 2022, we completed the MGP Transactions and have since integrated MGP’s operations into our internal control structure. None of these integration activities had a material effect on our internal control over financial reporting. There have been no other changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
On April 29, 2022, we completed the MGP Transactions and have since integrated MGP’s operations into our internal control structure. None of these integration activities had a material effect on our internal control over financial reporting. There have been no other changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those factors for the six months ended June 30, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended June 30, 2022, VICI did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
VICI Properties L.P.
During the three months ended June 30, 2022, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.
Item 6.Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.1	4/29/2022

4.2	First Supplemental Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	4/29/2022

4.3	Form of Global Note representing the 4.375% Senior Notes due 2025 (included in Exhibit 4.2).		8-K	4.3	4/29/2022

4.4	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.2).		8-K	4.4	4/29/2022

4.5	Form of Global Note representing the 4.950% Senior Notes due 2030 (included in Exhibit 4.2).		8-K	4.5	4/29/2022

4.6	Form of Global Note representing the 5.125% Senior Notes due 2032 (included in Exhibit 4.2).		8-K	4.6	4/29/2022

4.7	Form of Global Note representing the 5.625% Senior Notes due 2052 (included in Exhibit 4.2).		8-K	4.7	4/29/2022

4.8	Indenture, dated as of April 29, 2022, relating to the 5.625% Senior Notes due 2024, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.8	4/29/2022

4.9	Indenture, dated as of April 29, 2022, relating to the 4.625% Senior Notes due 2025, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.9	4/29/2022

4.10	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2026, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.10	4/29/2022

4.11	Indenture, dated as of April 29, 2022, relating to the 5.750% Senior Notes due 2027, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.11	4/29/2022

4.12	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2028, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.12	4/29/2022

4.13	Indenture, dated as of April 29, 2022, relating to the 3.875% Senior Notes due 2029, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.13	4/29/2022

4.14	Form of Global Note representing the 5.625% Senior Notes due 2024 (included in Exhibit 4.8).		8-K	4.14	4/29/2022

4.15	Form of Global Note representing the 4.625% Senior Notes due 2025 (included in Exhibit 4.9).		8-K	4.15	4/29/2022

4.16	Form of Global Note representing the 4.500% Senior Notes due 2026 (included in Exhibit 4.10).		8-K	4.16	4/29/2022

4.17	Form of Global Note representing the 5.750% Senior Notes due 2027 (included in Exhibit 4.11).		8-K	4.17	4/29/2022

4.18	Form of Global Note representing the 4.500% Senior Notes due 2028 (included in Exhibit 4.12).		8-K	4.18	4/29/2022

4.19	Form of Global Note representing the 3.875% Senior Notes due 2029 (included in Exhibit 4.13).		8-K	4.19	4/29/2022

10.1
First Amendment to Credit Agreement, dated as of July 15, 2022, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.
X

10.2+	Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022.		8-K	10.1	4/29/2022

10.3	Amended and Restated Guaranty of Master Lease, by and between MGM Resorts International and MGP Lessor, LLC, dated as of April 29, 2022.		8-K	10.2	4/29/2022

10.4+	Tax Protection Agreement, by and among VICI Properties Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022.		8-K	10.3	4/29/2022

10.5	Amended and Restated Limited Liability Company Agreement of VICI Properties OP LLC.		8-K	10.4	4/29/2022

10.6	Second Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K	10.5	4/29/2022

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
+ Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits have been omitted from this Quarterly Report on Form 10-Q and will be furnished to the SEC supplementally upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 27, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 27, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 27, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 27, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 27, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 27, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)