Form 10-Q
period 2022-09-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2022-10-27
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
As of October 26, 2022, VICI Properties Inc. had 963,097,848 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2022 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of September 30, 2022, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.7% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International or its affiliates.
The following diagram details VICI’s organizational structure as of September 30, 2022.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of September 30, 2022, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,011,585	$13,136,664
Investments in leases - financing receivables, net	16,441,616	2,644,824
Investments in loans, net	579,805	498,002
Investment in unconsolidated affiliate	1,463,230	—
Land	153,560	153,576
Cash and cash equivalents	518,383	739,614
Short-term investments	207,722	—
Other assets	932,081	424,693
Total assets	$37,307,982	$17,597,373

Liabilities
Debt, net	$13,730,503	$4,694,523
Accrued expenses and deferred revenue	202,888	113,530
Dividends and distributions payable	380,174	226,309
Other liabilities	932,120	375,837
Total liabilities	15,245,685	5,410,199

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 963,093,424 and 628,942,092 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9,631	6,289
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	21,641,945	11,755,069
Accumulated other comprehensive income	191,314	884
Retained (deficit) earnings	(133,311)	346,026
Total VICI stockholders’ equity	21,709,579	12,108,268
Non-controlling interests	352,718	78,906
Total stockholders’ equity	22,062,297	12,187,174
Total liabilities and stockholders’ equity	$37,307,982	$17,597,373
_______________________________________________________
Note: As of September 30, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $687.4 million, $660.8 million, $6.0 million and $22.0 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Income from sales-type leases	$376,048	$292,059	$1,077,952	$873,337
Income from lease financing receivables and loans	350,945	70,205	685,544	210,578
Other income	17,862	6,936	41,811	20,897
Golf revenues	6,688	6,504	25,484	21,602
Total revenues	751,543	375,704	1,830,791	1,126,414

Operating expenses
General and administrative	12,063	8,379	33,311	24,092
Depreciation	816	771	2,371	2,320
Other expenses	17,862	6,936	41,811	20,897
Golf expenses	5,186	5,143	16,330	14,881
Change in allowance for credit losses	232,763	9,031	865,459	(24,453)
Transaction and acquisition expenses	1,947	177	19,366	9,689
Total operating expenses	270,637	30,437	978,648	47,426

Income from unconsolidated affiliate	22,719	—	37,853	—
Interest expense	(169,354)	(165,099)	(370,624)	(321,953)
Interest income	3,024	26	3,897	75
Loss from extinguishment of debt	—	(15,622)	—	(15,622)
Income before income taxes	337,295	164,572	523,269	741,488
Income tax expense	(417)	(388)	(1,844)	(2,128)
Net income	336,878	164,184	521,425	739,360
Less: Net income attributable to non-controlling interests	(5,973)	(2,322)	(7,843)	(6,988)
Net income attributable to common stockholders	$330,905	$161,862	$513,582	$732,372

Net income per common share
Basic	$0.34	$0.29	$0.61	$1.35
Diluted	$0.34	$0.28	$0.60	$1.31

Weighted average number of shares of common stock outstanding
Basic	962,573,646	555,153,692	848,839,357	542,843,855
Diluted	964,134,340	571,894,545	850,823,037	557,113,510

Other comprehensive income
Net income	$336,878	$164,184	$521,425	$739,360
Reclassification of derivative (gain) loss to Interest expense	(6,037)	64,239	(10,196)	64,239
Unrealized gain on cash flow hedges	—	6,576	200,550	28,282
Comprehensive income	330,841	234,999	711,779	831,881
Comprehensive income attributable to non-controlling interest	(5,897)	(2,322)	(7,715)	(6,988)
Comprehensive income attributable to common stockholders	$324,944	$232,677	$704,064	$824,893
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	269,801	269,801	2,298	272,099
Dividends and distributions declared ($0.3300 per common share)	—	—	—	(177,217)	(177,217)	(2,071)	(179,288)
Stock-based compensation, net of forfeitures	3	755	—	—	758	—	758
Unrealized gain on cash flow hedges	—	—	12,378	—	12,378	—	12,378
Balance as of March 31, 2021	5,370	9,364,294	(80,143)	232,038	9,521,559	78,133	9,599,692
Net income	—	—	—	300,709	300,709	2,368	303,077
Dividends and distributions declared ($0.3300 per common share)	—	—	—	(177,223)	(177,223)	(2,072)	(179,295)
Stock-based compensation, net of forfeitures	—	2,267	—	—	2,267	—	2,267
Unrealized gain on cash flow hedges	—	—	9,328	—	9,328	—	9,328
Balance as of June 30, 2021	5,370	9,366,561	(70,815)	355,524	9,656,640	78,429	9,735,069
Net income	—	—	—	161,862	161,862	2,322	164,184
Issuance of common stock, net	919	2,383,896	—	—	2,384,815	—	2,384,815
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(226,420)	(226,420)	(2,072)	(228,492)
Stock-based compensation, net of forfeitures	—	2,395	—	—	2,395	—	2,395
Unrealized gain on cash flow hedges	—	—	6,576	—	6,576	—	6,576
Reclassification of derivative loss to Interest expense	—	—	64,239	—	64,239	—	64,239
Balance as of September 30, 2021	$6,289	$11,752,852	$—	$290,966	$12,050,107	$78,679	$12,128,786

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
Net income	—	—	—	240,383	240,383	2,305	242,688
Issuance of common stock, net	1,190	3,216,907	—	—	3,218,097	—	3,218,097
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(270,600)	(270,600)	(2,103)	(272,703)
Stock-based compensation, net of forfeitures	5	(86)	—	—	(81)	—	(81)
Unrealized gain on cash flow hedges	—	—	108,611	—	108,611	—	108,611
Balance as of March 31, 2022	7,484	14,971,890	109,495	315,809	15,404,678	79,108	15,483,786
Net loss	—	—	—	(57,706)	(57,706)	(435)	(58,141)
Issuance of common stock, net	2,147	6,570,084	—	—	6,572,231	—	6,572,231
Issuance of VICI OP Units	—	—	—	—	—	374,769	374,769
Reallocation of equity	—	99,029	(52)	—	98,977	(94,573)	4,404
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(346,713)	(346,713)	(6,465)	(353,178)
Stock-based compensation, net of forfeitures	—	3,195	—	—	3,195	41	3,236
Unrealized gain on cash flow hedges	—	—	91,939	—	91,939	—	91,939
Reclassification of derivative gain to Interest expense	—	—	(4,107)	—	(4,107)	(52)	(4,159)
Balance as of June 30, 2022	9,631	21,644,198	197,275	(88,610)	21,762,494	352,393	22,114,887
Net income	—	—	—	330,905	330,905	5,973	336,878
Reallocation of equity	—	(5,702)	—	—	(5,702)	1,298	(4,404)
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(375,606)	(375,606)	(6,914)	(382,520)
Stock-based compensation, net of forfeitures	—	3,449	—	—	3,449	44	3,493
Reclassification of derivative gain to Interest expense	—	—	(5,961)	—	(5,961)	(76)	(6,037)
Balance as of September 30, 2022	$9,631	$21,641,945	$191,314	$(133,311)	$21,709,579	$352,718	$22,062,297
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$521,425	$739,360
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(230,522)	(89,714)
Stock-based compensation	9,359	7,067
Non-cash transaction costs	8,816	—
Depreciation	2,371	2,320
Amortization of debt issuance costs and original issue discount	28,099	50,723
Change in allowance for credit losses	865,459	(24,453)
Income from unconsolidated affiliate	(37,853)	—
Distributions from unconsolidated affiliate	40,437	—
Net proceeds from settlement of derivatives	201,433	—
Loss on extinguishment of debt	—	15,622
Change in operating assets and liabilities:
Other assets	(4,052)	2,694
Accrued expenses and deferred revenue	50,676	(94,542)
Other liabilities	(171)	1,847
Net cash provided by operating activities	1,455,477	610,924

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,536)	—
Investments in leases - sales-type	(4,012,845)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(87,166)	(19,161)
Principal repayments of lease financing receivables	—	1,651
Principal repayments of loans and receipts of deferred fees	1,130	30,448
Capitalized transaction costs	(6,801)	(9,215)
Investments in short-term investments	(207,722)	—
Maturities of short-term investments	—	19,973
Proceeds from sale of real estate	—	3,813
Acquisition of property and equipment	(1,158)	(1,653)
Net cash (used in) provided by investing activities	(8,889,098)	19,856

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Proceeds from offering of common stock, net	3,219,101	2,386,129
Proceeds from April 2022 Notes offering	5,000,000	—
Proceeds from Revolving Credit Facility	600,000	—
Repayment of Term Loan B Facility	—	(2,100,000)
Repayment of Revolving Credit Facility	(600,000)	—
Debt issuance costs	(146,176)	(23,166)
Repurchase of stock for tax withholding	(6,118)	(1,647)
Distributions to non-controlling interests	(10,711)	(6,215)
Dividends paid	(843,706)	(532,360)
Net cash provided by (used in) financing activities	7,212,390	(277,259)

Net (decrease) increase in cash, cash equivalents and restricted cash	(221,231)	353,521
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993
Cash, cash equivalents and restricted cash, end of period	$518,383	$669,514

Supplemental cash flow information:
Cash paid for interest	$290,119	$272,574
Cash paid for income taxes	$2,306	$1,790
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$380,377	$226,420
Debt issuance costs payable	$13	$50,716
Deferred transaction costs payable	$1,479	$12,426
Equity issuance costs payable	$—	$350
Non-cash change in Investments in leases - financing receivables	$120,709	$15,292
Lease liabilities arising from obtaining right-of-use assets	$541,676	$—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	September 30, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,011,585	$13,136,664
Investments in leases - financing receivables, net	16,441,616	2,644,824
Investments in loans, net	579,805	498,002
Investment in unconsolidated affiliate	1,463,230	—
Land	153,560	153,576
Cash and cash equivalents	455,343	705,566
Short-term investments	207,722	—
Other assets	853,382	344,014
Total assets	$37,166,243	$17,482,646

Liabilities
Debt, net	$13,730,503	$4,694,523
Accrued expenses and deferred revenue	198,943	110,056
Distributions payable	380,377	226,309
Other liabilities	917,393	361,270
Total liabilities	15,227,216	5,392,158

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 975,324,797 and 628,942,092 operating partnership units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	21,669,219	12,010,698
Accumulated other comprehensive income	191,238	884
Total VICI LP’s capital	21,860,457	12,011,582
Non-controlling interest	78,570	78,906
Total capital attributable to partners	21,939,027	12,090,488
Total liabilities and partners’ capital	$37,166,243	$17,482,646
_______________________________________________________
Note: As of September 30, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $687.4 million, $660.8 million, $6.0 million and $22.0 million, respectively, and $434.9 million, $91.1 million, $0.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Income from sales-type leases	$376,048	$292,059	$1,077,952	$873,337
Income from lease financing receivables and loans	350,945	70,205	685,544	210,578
Other income	17,862	6,936	41,811	20,897
Total revenues	744,855	369,200	1,805,307	1,104,812

Operating expenses
General and administrative	12,055	8,379	33,303	24,092
Depreciation	31	29	90	92
Other expenses	17,862	6,936	41,811	20,897
Change in allowance for credit losses	232,763	9,031	865,459	(24,453)
Transaction and acquisition expenses	1,947	177	19,366	9,689
Total operating expenses	264,658	24,552	960,029	30,317

Income from unconsolidated affiliate	22,719	—	37,853	—
Interest expense	(169,354)	(165,099)	(370,624)	(321,953)
Interest income	2,735	23	3,378	61
Loss from extinguishment of debt	—	(15,622)	—	(15,622)
Income before income taxes	336,297	163,950	515,885	736,981
Income tax expense	(245)	(245)	(328)	(1,128)
Net income	336,052	163,705	515,557	735,853
Less: Net income attributable to non-controlling interest	(1,781)	(2,322)	(5,973)	(6,988)
Net income attributable to partners	$334,271	$161,383	$509,584	$728,865

Net income per Partnership unit
Basic	$0.34	$0.29	$0.60	$1.34
Diluted	$0.34	$0.28	$0.59	$1.31

Weighted average number of Partnership units outstanding
Basic	974,805,019	555,153,692	855,783,910	542,843,855
Diluted	976,365,713	571,894,545	857,767,590	557,113,510

Other comprehensive income
Net income attributable to partners	$334,271	$161,383	$509,584	$728,865
Reclassification of derivative (gain) loss to Interest expense	(6,037)	64,239	(10,196)	64,239
Unrealized gain on cash flow hedges	—	6,576	200,550	28,282
Comprehensive income attributable to partners	$328,234	$232,198	$699,938	$821,386
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance as of December 31, 2020	$9,417,794	$(92,521)	$77,906	$9,403,179
Net income	268,593	—	2,298	270,891
Contributions from parent	13,173	—	—	13,173
Distributions to parent	(189,915)	—	—	(189,915)
Distributions to non-controlling interest	—	—	(2,071)	(2,071)
Stock-based compensation, net of forfeitures	2,252	—	—	2,252
Unrealized gain on cash flow hedges	—	12,378	—	12,378
Balance as of March 31, 2021	9,511,897	(80,143)	78,133	9,509,887
Net income	298,889	—	2,368	301,257
Contributions from parent	3,152	—	—	3,152
Distributions to parent	(180,744)	—	—	(180,744)
Distributions to non-controlling interest	—	—	(2,072)	(2,072)
Stock-based compensation, net of forfeitures	2,366	—	—	2,366
Unrealized gain on cash flow hedges	—	9,328	—	9,328
Balance as of June 30, 2021	9,635,560	(70,815)	78,429	9,643,174
Net income	161,383	—	2,322	163,705
Contributions from parent	2,386,874	—	—	2,386,874
Distributions to parent	(228,937)	—	—	(228,937)
Distributions to non-controlling interest	—	—	(2,072)	(2,072)
Stock-based compensation, net of forfeitures	2,366	—	—	2,366
Unrealized gain on cash flow hedges	—	6,576	—	6,576
Reclassification of derivative loss to Interest expense		64,239		64,239
Balance as of September 30, 2021	$11,957,246	$—	$78,679	$12,035,925

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total
Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from parent	3,229,165	—	—	3,229,165
Distributions to parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	15,198,823	109,495	79,108	15,387,426
Net loss	$(63,035)	$—	$1,887	$(61,148)
Contributions from parent	6,949,119	—	—	6,949,119
Distributions to parent	(375,626)	—	—	(375,626)
Distributions to non-controlling interest	—	—	(2,062)	(2,062)
Stock-based compensation, net of forfeitures	3,236	—	—	3,236
Unrealized gain on cash flow hedges	—	91,939	—	91,939
Reclassification of derivative gain to Interest expense	—	(4,159)	—	(4,159)
Balance as of June 30, 2022	21,712,517	197,275	78,933	21,988,725
Net income	334,271	—	1,781	336,052
Contributions from parent	142	—	—	142
Distributions to parent	(381,204)	—	—	(381,204)
Distributions to non-controlling interest	—	—	(2,144)	(2,144)
Stock-based compensation, net of forfeitures	3,493	—	—	3,493
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Balance as of September 30, 2022	$21,669,219	$191,238	$78,570	$21,939,027
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$515,557	$735,853
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(230,522)	(89,714)
Stock-based compensation	9,272	6,984
Depreciation	90	92
Amortization of debt issuance costs and original issue discount	28,099	50,723
Change in allowance for credit losses	865,459	(24,453)
Income from unconsolidated affiliate	(37,853)	—
Distributions from unconsolidated affiliate	40,437	—
Net proceeds from settlement of derivatives	201,433	—
Loss on extinguishment of debt	—	15,622
Change in operating assets and liabilities:
Other assets	(2,182)	3,936
Accrued expenses and deferred revenue	46,508	(94,172)
Other liabilities	(331)	296
Net cash provided by operating activities	1,435,967	605,167

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,536)	—
Investments in leases - sales-type	(4,012,845)	—
Investments in leases - financing receivables	—	(6,000)
Investments in loans	(87,166)	(19,161)
Principal repayments of lease financing receivables	—	1,651
Principal repayments of loans and receipts of deferred fees	1,130	30,448
Capitalized transaction costs	(6,801)	(9,215)
Investments in short-term investments	(207,722)	—
Maturities of short-term investments	—	19,973
Proceeds from sale of real estate	—	3,813
Acquisition of property and equipment	(65)	(15)
Net cash (used in) provided by investing activities	(8,888,005)	21,494

Cash flows from financing activities
Contributions from Parent	3,219,202	2,386,911
Distributions to Parent	(864,902)	(532,000)
Proceeds from April 2022 Notes offering	5,000,000	—
Proceeds from Revolving Credit Facility	600,000	—
Repayment of Term Loan B Facility	—	(2,100,000)
Repayment of Revolving Credit Facility	(600,000)	—
Debt issuance costs	(146,176)	(23,166)
Distributions to non-controlling interest	(6,309)	(6,215)
Net cash provided by (used in) financing activities	7,201,815	(274,470)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Net (decrease) increase in cash, cash equivalents and restricted cash	(250,223)	352,191
Cash, cash equivalents and restricted cash, beginning of period	705,566	286,245
Cash, cash equivalents and restricted cash, end of period	$455,343	$638,436

Supplemental cash flow information:
Cash paid for interest	$290,119	$272,574
Cash paid for income taxes	$996	$1,397
Supplemental non-cash investing and financing activity:
Distributions payable	$380,377	$226,420
Debt issuance costs payable	$13	$50,716
Deferred transaction costs payable	$1,479	$12,426
Non-cash change in Investments in leases - financing receivables	$120,709	$15,292
Lease liabilities arising from obtaining right-of-use assets	$541,676	$—
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
“Lease Agreements” refer collectively to the BREIT JV Lease, the Caesars Leases, the Century Master Lease, the Southern Indiana Lease, the Hard Rock Cincinnati Lease, the JACK Cleveland/Thistledown Lease, the MGM Master Lease, the PENN Entertainment Leases, and the Venetian Lease, unless the context otherwise requires.
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
“PENN Entertainment” refers to PENN Entertainment Gaming, Inc., a Pennsylvania corporation, and, as the context requires, its subsidiaries.
“PENN Entertainment Leases” refer collectively to the Margaritaville Lease and the Greektown Lease, unless the context otherwise requires.
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
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner of our golf segment business.
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI LP” refers to VICI Properties L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of VICI.
“VICI OP” refers to VICI Properties OP LLC, a Delaware limited liability company and a consolidated subsidiary of VICI, which serves as our operating partnership.
“VICI OP Units” refer to limited liability company interests in VICI OP.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of September 30, 2022, our national, geographically diverse real estate portfolio consisted of 43 market-leading properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, JACK Entertainment, MGM, PENN Entertainment and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns four championship golf courses located near certain of our properties.
VICI, the parent company, is a Maryland corporation and internally managed real estate investment trust (“REIT”) for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI OP and indirectly through VICI LP and our golf course business, VICI Golf, is conducted through a direct wholly-owned taxable REIT subsidiary (“TRS”) of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of September 30, 2022, VICI’s non-controlling interests represent an approximate 1.3% third-party ownership of VICI OP in the form of VICI OP Units and a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of September 30, 2022 and December 31, 2021, we did not have any restricted cash.
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
We have determined that the land and building components of all of the Caesars Leases (excluding the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City real estate asset components (the “Harrah’s Call Properties”) of the Caesars Regional Master Lease), Century Master Lease, Hard Rock Cincinnati Lease, PENN Entertainment Leases, Southern Indiana Lease, and Venetian Lease meet the definition of a sales-type lease under ASC 842.
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
We determined that the land and building components of the MGM Master Lease, JACK Cleveland/Thistledown Lease and the Harrah’s Call Properties asset components of the Caesars Regional Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, the MGM Master Lease, JACK Cleveland/Thistledown Lease and the Harrah’s Call Properties component of the Caesars Regional Master Lease are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
We assess our investment in unconsolidated affiliate for recoverability and, if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2022 and 2021.
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
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they respectively lease from us. Revenue from Caesars, which includes the Caesars Leases, represented 39% and 49% of our lease revenues for the three and nine months ended September 30, 2022, respectively, and 85% and 86% of our lease revenues for the three and nine months ended September 30, 2021, respectively. Revenue from MGM, which includes the MGM Master Lease and our proportionate share of the BREIT JV Lease, represented 43% and 30% of our lease revenues for the three and nine months ended September 30, 2022, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 47% and 45% of our lease revenues for the three and nine months ended September 30, 2022, respectively, and 32% of our lease revenues for the three and nine months ended September 30, 2021. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Real Estate Transactions
2022 Property Acquisitions
Rocky Gap Casino
On August 24, 2022, we and Century Casinos entered into definitive agreements to acquire Rocky Gap Casino Resort (“Rocky Gap Casino”), located in Flintstone, Maryland, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we will acquire an interest in the land and buildings associated with Rocky Gap Casino for approximately $203.9 million, and Century Casinos will acquire the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease will be amended to include Rocky Gap Casino, and annual rent under the Century Master Lease will increase by $15.5 million. Additionally, the terms of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term remaining, with four 5-year tenant renewal options. The tenant’s obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2023.
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
The acquired portfolio, including properties owned by the BREIT JV, includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York (and The Park, a dining and entertainment district located between New York-New York and Park MGM), Luxor and Excalibur. Outside of Las Vegas, we also acquired eight high-quality casino resort properties pursuant to the MGP Transactions: MGM Grand Detroit in Detroit, Michigan, Beau Rivage in Biloxi, Mississippi, Gold Strike Tunica in Tunica, Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, MGM Northfield Park in Northfield, Ohio, Empire City in Yonkers, New York and MGM Springfield in Springfield, Massachusetts.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The acquired portfolio includes two of the five largest hotels in the United States and two of the three largest Las Vegas resorts by room count and convention space.
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
•Mirage Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino (the “Mirage”), located in Las Vegas, NV, to Hard Rock, we agreed to enter into a new separate lease with Hard Rock related to the land and real estate assets of the Mirage (the “Mirage Lease”), and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the fourth quarter of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific amounts and terms of the redevelopment and related funding remain under discussion and subject to final documentation.
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
(3) Represents the total amount outstanding under MGP’s revolving credit facility as of April 29, 2022. In connection with the MGP Transactions, such amount was repaid in full and the related credit agreement was terminated.
(4) In accordance with ASC 805-50, all direct and incremental costs related to the MGP Transactions, primarily related to success-based fees and third-party advisory fees, were included in the consideration transferred.
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
(5) Amount represents the fair value of debt as of April 29, 2022, which was estimated as a $93.9 million discount to the notional value. The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
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
In relation to the BREIT JV, we determined that such investment is accounted for as an equity method investment and, accordingly, have recorded the relative fair value as an Investment in unconsolidated affiliate on our Balance Sheet. The requirement to record our investment in the BREIT JV at relative fair value under ASC 805 results in a difference in our acquired basis from that of the underlying records, or historical cost basis, of the BREIT JV. Accordingly, we compared our proportionate share of the historical cost basis of the BREIT JV as of April 29, 2022 to our proportionate share of the relative fair value, the difference of which is amortized through Income from unconsolidated affiliate over the life of the related asset or liability. As of September 30, 2022, the carrying value of our investment exceeded the underlying historical cost basis of our Investment in unconsolidated affiliate resulting in a basis difference of $642.8 million.
Venetian Acquisition
On February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from Las Vegas Sands Corp. (“LVS”) for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million (which was subsequently repaid in full using a portion of the proceeds from the April 2022 Notes offering), and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease with the Venetian Tenant. The Venetian Lease has an initial total annual rent of $250.0 million and an initial term of 30 years, with two 10-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. We determined that the land and building components of the Venetian Lease meet the definition of a sales-type lease and accordingly are recorded as an Investments in leases - sales-type on our Balance Sheet, net of allowance for credit losses in the amount of $65.6 million.
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
2022 Loan Originations
The following table summarizes our 2022 development loan origination activity to date:

($ in Thousands)
Loan Name	Maximum Loan Amount	Loan Type	Development Project
Canyon Ranch Austin (1)	$200,000	Senior Secured	Canyon Ranch Austin located in Austin, TX
Great Wolf Gulf Coast Texas	127,000	Mezzanine	532-room indoor water park resort located in Webster, TX
Great Wolf South Florida	59,000	Mezzanine	500-room indoor water park resort located in Collier County, FL
Cabot Citrus Farms	120,000	Senior Secured	Cabot Citrus Farms located in Brookdale, FL
BigShots	80,000	Senior Secured	Financed BigShots Golf Facilities throughout the United States
Total	$586,000
____________________
(1) The Canyon Ranch Austin Loan (as defined below) was originated subsequent to quarter end, on October 7, 2022.
Canyon Ranch Austin Loan
Subsequent to quarter end, on October 7, 2022, we entered into delayed draw term loan facility (the “Canyon Ranch Austin Loan”) with Canyon Ranch, a leading pioneer in global wellness, pursuant to which we agreed to provide up to $200.0 million of secured financing to fund the development of Canyon Ranch Austin in Austin, Texas.
In addition, we entered into the following agreements with Canyon Ranch:
•A call right agreement pursuant to which we will have the right to acquire the real estate assets of Canyon Ranch Austin for up to 24 months following stabilization (with the loan balance being settled in connection with the exercise of such call right), which transaction will be structured as a sale leaseback (with the simultaneous entry into a triple-net lease with Canyon Ranch that has an initial term of 25 years, with eight 5-year tenant renewal options).
•A purchase option agreement, pursuant to which we have an option to acquire the real estate assets associated with the existing Canyon Ranch Tucson and Canyon Ranch Lenox properties, which transactions will be structured as sale leasebacks, in each case solely to the extent Canyon Ranch elects to sell such properties in a sale leaseback structure for a specific period of time, subject to certain conditions.
•A right of first offer agreement on future financing opportunities for Canyon Ranch and certain of its affiliates with respect to the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions.
Great Wolf Loans
On August 30, 2022, we entered into a loan with Great Wolf Resorts Inc. (“Great Wolf”), under which we agreed to provide up to $127.0 million of mezzanine financing (the “Great Wolf Gulf Coast Texas Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge Gulf Coast Texas, a more than $200.0 million, 532-room indoor water park resort project in Webster, TX. The Great Wolf Gulf Coast Texas Loan has an initial term of three years with two 12-month extension options, subject to certain conditions.
On July 1, 2022, we entered into a loan with Great Wolf, under which we agreed to provide up to $59.0 million of mezzanine financing (the “Great Wolf South Florida Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge South Florida, a more than $250.0 million, 500-room indoor water park resort project in Collier County, FL. The Great

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Wolf South Florida Loan has an initial term of four years with one 12-month extension option, subject to certain conditions.
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
Note 4 — Real Estate Portfolio
As of September 30, 2022, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock and PENN Entertainment, under nine separate lease agreements;
•Investments in leases - financing receivables, representing our investment in eighteen casino assets leased on a triple-net basis to our tenants, MGM, Caesars and JACK Entertainment, under three separate lease agreements;
•Investments in loans, representing our investments in seven senior secured and mezzanine loans;
•Investment in unconsolidated affiliate, representing our 50.1% ownership in the BREIT JV, which in turn owns two assets leased to MGM under one master lease agreement; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Investments in leases - sales-type, net (1)	$17,011,585	$13,136,664
Investments in leases - financing receivables, net (1)	16,441,616	2,644,824
Total investments in leases, net	33,453,201	15,781,488
Investments in loans, net	579,805	498,002
Investment in unconsolidated affiliate	1,463,230	—
Land	153,560	153,576
Total real estate portfolio	$35,649,796	$16,433,066
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of September 30, 2022 and December 31, 2021, the estimated residual values of the leased properties under our Lease Agreements were $11.4 billion and $3.8 billion, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Income from sales-type leases, excluding contingent rent (1)	$371,541	$290,706	$1,064,463	$870,417
Income from lease financing receivables (1) (2)	339,544	60,178	653,908	180,139
Total lease revenue, excluding contingent rent	711,085	350,884	1,718,371	1,050,556
Contingent rent (1)	4,506	1,353	13,489	2,920
Total lease revenue	715,591	352,237	1,731,860	1,053,476
Non-cash adjustment (3)	(108,556)	(31,142)	(230,516)	(88,417)
Total contractual lease revenue	$607,035	$321,095	$1,501,344	$965,059
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of September 30, 2022, we have recognized contingent rent from our Margaritaville Lease and Greektown Lease in relation to the variable rent portion of the respective leases and the Caesars Las Vegas Master Lease in relation to the CPI portion of the annual escalator. Refer to the Lease Provisions section below for information regarding contingent rent on each lease.
(2) Represents the MGM Master Lease, Harrah’s Call Properties and the JACK Cleveland/Thistledown Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At September 30, 2022, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2022 (remaining)	$333,747	$272,444	$606,191
2023	1,344,189	1,103,787	2,447,976
2024	1,366,127	1,125,348	2,491,475
2025	1,385,348	1,146,509	2,531,857
2026	1,405,006	1,168,089	2,573,095
2027	1,425,272	1,190,145	2,615,417
Thereafter	56,603,912	86,652,035	143,255,947
Total	$63,863,601	$92,658,357	$156,521,958

Weighted Average Lease Term (2)	36.6 years	51.1 years	43.7 years
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
Lease Overview
The following is a summary of the material lease provisions of our Caesars Leases, Venetian Lease, MGM Master Lease, and BREIT JV Lease:

($ In thousands)	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	Venetian Lease	MGM Master Lease	BREIT JV Lease
Lease Provision
Initial term	18 years	18 years	30 years	25 years	30 years
Initial term maturity	7/31/2035	7/31/2035	2/29/2052	4/30/2047	2/28/2050
Renewal terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms	Three, ten-year terms	Two, ten-year terms
Current lease year (1)	11/1/21 - 10/31/22 (Lease Year 5)	11/1/21 - 10/31/22 (Lease Year 5)	2/23/22 - 2/28/23 (Lease Year 1)	4/29/22-4/30/23 (Lease Year 1)	3/1/22 - 2/28/23 (Lease Year 3)
Current annual rent	$649,572 (2) (3)	$422,224 (3)	$250,000	$860,000	$303,800 (VICI’s 50.1% Pro Rata Share: $152,203)
Annual escalator (4)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI	>2% / change in CPI (capped at 3%) beginning in Lease year 2	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (5)	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None	None	None
Variable rent adjustment calculation (4)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None	None	None
____________________
(1) For the Venetian Lease, lease year two will begin on the earlier of (i) March 1, 2024 and (ii) the first day of the first month following the month in which the net revenue of the Venetian Resort for the trailing twelve months equals or exceeds 2019 net revenue, which date can be no earlier than the anniversary of the first lease year (March 1, 2023).
(2) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined Current annual rent under the Caesars Regional Master Lease and Joliet Lease is $641.2 million.
(3) Effective November 1, 2022, the escalated base rent under the Caesars Regional Master Lease and Joliet Lease will be $703.7 million and the escalated base rent under the Caesars Las Vegas Master lease will be $454.5 million.
(4) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. In relation to the Caesars Las Vegas Master Lease, during the three and nine months ended September 30, 2022, we recognized approximately $3.1 million and $9.2 million, respectively, in contingent rent. No such rent has been recognized for the three and nine months ended September 30, 2021. In relation to the Caesars Regional Master Lease, Joliet Lease, Venetian Lease, and MGM Master Lease, no such rent has been recognized for the three and nine months ended September 30, 2022 and 2021.
(5) Variable rent is not subject to the Escalator.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our PENN Entertainment Leases, Hard Rock Cincinnati Lease, Century Master Lease, JACK Cleveland/Thistledown Lease and Southern Indiana Lease:

($ In thousands)	Margaritaville Lease	Greektown Lease	Hard Rock Cincinnati Lease	Century Master Lease	JACK Cleveland/Thistledown Lease	Southern Indiana Lease
Lease Provision
Initial term	15 years	15 years	15 years	15 years	20 years	15 years
Initial term maturity	1/31/2034	5/31/2034	9/30/2034	12/31/2034	1/31/2040	8/31/2036
Renewal terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Four, five-year terms	Three, five-year terms	Four, five-year terms
Current lease year	2/1/22 - 1/31/23 (Lease Year 4)	6/1/22 - 5/31/23 (Lease Year 4)	10/1/22 - 9/30/23 (Lease Year 4)	1/1/22 - 12/31/22 (Lease Year 3)	2/1/22 - 1/31/23 (Lease Year 3)	9/1/22 - 8/31/23 (Lease Year 2)
Current annual rent	$23,813	$51,321	$44,703	$25,503	$68,704	$32,988
Annual escalator (1)	2% of Building base rent ($17.2 million)	2% of Building base rent ($42.8 million)	Lease years 2-4 - 1.5% Lease years 5-15 - > 2% / change in CPI (2)	Lease years 2-3 - 1.0% Lease years 4-15 - > 1.25% / CPI	Lease year 3 - 1.0% Lease years 4-6 - 1.5% Lease years 7-20 - >1.5%/change in CPI (capped at 2.5%)	Lease years 2-5 - 1.5% Lease years 6-15 - >2.0% / change in CPI
Coverage floor (3)	Net revenue to rent ratio: 6.1x net revenue commencing lease year two	Net revenue ratio to be mutually agreed upon prior to the commencement of lease year five	None	7.5x net revenue commencing lease year six	None	None
Variable Rent adjustment (4)	Lease year three and each and every other lease year thereafter	Lease year three and each and every other lease year thereafter	Lease year 8: 80% base rent and 20% variable rent	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent	None	Lease year 8 and 11: 80% Base Rent and 20% Variable Rent
Variable Rent adjustment calculation	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of the average net revenues for trailing 2 year period less threshold amount (defined as 50% of LTM net revenues prior to acquisition)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 1-3 Year 11: Avg. of years 8-10 less avg. of years 5-7	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 (5) Year 11: Avg. of years 8-10 less avg. of years 5-7
____________________
(1) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP. No such rent has been recognized for the three and nine months ended September 30, 2022 and 2021.
(2) Starting in lease year 5, if the change in CPI is less than 0.5%, there will be no escalation in rent for such lease year.
(3) In the event that the net revenue to rent ratio coverage, as applicable, is below the stated floor, the escalation will be reduced to such amount to achieve the stated net revenue to rent ratio coverage, as applicable, provided that the amount shall never result in a decrease to the prior year’s rent. With respect to the Century Master Lease, if the coverage ratio is below the stated amount the escalator will be reduced to 0.75%.
(4) Variable (percentage rent) is subject to the percentage rent multiplier. With respect to the PENN Entertainment Leases, after the first percentage rent reset, any amounts related to variable (percentage) rent are considered contingent rent in accordance with GAAP. In relation to the Margaritaville Lease, during the three months ended September 30, 2022 and 2021, we recognized $0.9 million and $0.8 million, respectively, in contingent rent. During the nine months ended September 30, 2022 and 2021, we recognized $2.7 million and $2.2 million, respectively, in contingent rent. In relation to the Greektown Lease during the three months ended September 30, 2022 and 2021, we recognized approximately $0.5 million in contingent rent. During the nine months ended September 30, 2022 and 2021, we recognized $1.6 million and $0.7 million, respectively, in contingent rent.
(5) With respect to lease year 0, for the period Caesars Southern Indiana was closed in 2020 due to COVID-19, the Southern Indiana Lease provides for the use of 2019 net revenues, pro rated for the period of such closure.

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
Loan Portfolio
The following is a summary of our investments in loans as of September 30, 2022 and December 31, 2021:

September 30, 2022
Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured	$474,168	$470,674	$213,832	7.8%	3.3 years
Mezzanine	111,611	109,131	153,898	7.9%	4.1 years
Total	$585,779	$579,805	$367,730	7.9%	3.5 years

December 31, 2021
Loan Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured	$465,000	$465,034	$15,000	7.8%	3.5 years
Mezzanine	33,614	32,968	45,886	8.0%	4.0 years
Total	$498,614	$498,002	$60,886	7.8%	3.5 years
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
During the three months ended September 30, 2022, we recognized a $232.8 million increase in our allowance for credit losses primarily driven by (i) changes in the macroeconomic model used to scenario condition our reasonable and supportable period, or R&S Period, probability of default, or PD, due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the current quarter, (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance, and (iv) the initial CECL allowance on the future funding commitments from the origination of the Great Wolf Gulf Coast Texas Loan and the Great Wolf South Florida Loan.
During the nine months ended September 30, 2022, we recognized an $865.5 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such period in the amount of $523.2 million, representing 60.5% of the total allowance for the nine months ended September 30, 2022. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms Loan, the Great Wolf South Florida Loan and the Great Wolf Gulf Coast Texas Loan. Additional increases were attributable to the increase for the three months ended September 30, 2022 as described above. These increases were partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term Period PD default study we utilize to estimate our CECL allowance.
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
As of September 30, 2022 and December 31, 2021, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,698,971	$(687,386)	$17,011,585	3.88%
Investments in leases - financing receivables	17,102,430	(660,814)	16,441,616	3.86%
Investments in loans	585,818	(6,013)	579,805	1.03%
Other assets - sales-type sub-leases	784,112	(22,046)	762,066	2.81%
Totals	$36,171,331	$(1,376,259)	$34,795,072	3.80%

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
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our senior secured and mezzanine loans. As of September 30, 2022 and December 31, 2021, such allowance is $23.5 million and $1.0 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Beginning Balance December 31,	$534,326	$553,879
Initial allowance from current period investments	523,235	1,725
Current period change in credit allowance	342,224	(26,177)
Charge-offs	—	—
Recoveries	—	—
Ending Balance September 30,	$1,399,785	$529,427
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2022 and 2021:

	September 30, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,230,599	$15,624,832	$14,975,981	$874,054	$280,075	$185,790	$36,171,331

	September 30, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$952,620	$14,905,789	$866,312	$281,869	$84,292	$17,090,882
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for our senior secured and mezzanine loans, excluding the Forum Convention Center Mortgage Loan, using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Sales-type sub-leases, net (1)	$762,066	$273,970
Property and equipment used in operations, net	67,302	68,515
Right of use assets and sub-lease right of use assets	46,611	16,811
Debt financing costs	19,715	24,928
Deferred acquisition costs	12,197	24,690
Tenant receivables	9,187	5,032
Prepaid expenses	5,903	3,660
Interest receivable	4,843	2,780
Other receivables	3,066	341
Forward-starting interest rate swaps	—	884
Other	1,191	3,082
Total other assets	$932,081	$424,693
_______________________________________________________
(1) As of September 30, 2022 and December 31, 2021, sales-type sub-leases are net of $22.0 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Land and land improvements	$60,080	$59,250
Buildings and improvements	15,065	14,880
Furniture and equipment	9,158	9,014
Total property and equipment used in operations	84,303	83,144
Less: accumulated depreciation	(17,001)	(14,629)
Total property and equipment used in operations, net	$67,302	$68,515

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Depreciation expense	$816	$771	$2,371	$2,320
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Finance sub-lease liabilities	$784,112	$280,510
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	46,689	16,811
CECL allowance for unfunded commitments	23,525	1,037
Deferred income taxes	4,194	3,879
Total other liabilities	$932,120	$375,837

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of September 30, 2022 and December 31, 2021:

($ In thousands)	September 30, 2022
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Revolving Credit Facility (2)	2026	SOFR + 1.050%	$—	$—
Delayed Draw Term Loan (2)	2025	SOFR + 1.200%	—	—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,238,112
2029 Maturity	2029	4.625%	1,000,000	988,531
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	744,434
2027 Maturity	2027	3.750%	750,000	742,667
2030 Maturity	2030	4.125%	1,000,000	988,253
April 2022 Notes(3)
2025 Maturity	2025	4.375%	500,000	495,927
2028 Maturity	2028	4.516% (4)	1,250,000	1,236,455
2030 Maturity	2030	4.541% (4)	1,000,000	987,186
2032 Maturity	2032	3.980% (4)	1,500,000	1,480,290
2052 Maturity	2052	5.625%	750,000	735,237
Exchange Notes(3)
2024 Maturity	2024	5.625%	1,024,169	1,030,177
2025 Maturity	2025	4.625%	799,368	782,077
2026 Maturity	2026	4.500%	480,524	461,848
2027 Maturity	2027	5.750%	729,466	739,056
2028 Maturity	2028	4.500%	349,325	335,923
2029 Maturity	2029	3.875%	727,114	657,902
MGP OP Notes(3)
2024 Maturity	2024	5.625%	25,831	25,915
2025 Maturity	2025	4.625%	632	613
2026 Maturity	2026	4.500%	19,476	18,480
2027 Maturity	2027	5.750%	20,534	20,519
2028 Maturity	2028	4.500%	675	637
2029 Maturity	2029	3.875%	22,886	20,264
Total Debt		4.496% (5)	$13,950,000	$13,730,503

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Secured Revolving Credit Facility (6)	2024	L + 2.00%	$—	$—
November 2019 Notes(3)
2026 Maturity	2026	4.250%	1,250,000	1,235,972
2029 Maturity	2029	4.625%	1,000,000	987,331
February 2020 Notes(3)
2025 Maturity	2025	3.500%	750,000	742,677
2027 Maturity	2027	3.750%	750,000	741,409
2030 Maturity	2030	4.125%	1,000,000	987,134
Total Debt		4.105%	$4,750,000	$4,694,523
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility and Delayed Draw Term Loan bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR and a range of 0.85% to 1.60% margin plus SOFR, respectively, depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility and Delayed Draw Term Loan are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the three and nine months ended September 30, 2022, the commitment fees for both the Revolving Credit Facility and Delayed Draw Term Loan were 0.375%.
(3)Interest is payable semi-annually.
(4)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.
(5)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of September 30, 2022, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.67%
(6)On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and the Existing Credit Agreement, and entered into the Credit Agreement providing for the Credit Facilities, as described below.
The following table is a schedule of future minimum principal payments of our debt obligations as of September 30, 2022:

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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Unsecured Credit Facilities
On February 8, 2022, VICI LP entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Delayed Draw Term Loan is available to be drawn up to 12 months following the effective date of February 8, 2022. The Revolving Credit Facility includes two six-month maturity extension options and the Delayed Draw Term Loan includes two 12-month extension options, in each case, the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and 0.125% on the extended term loans, in the case of each twelve-month extension of the Delayed Draw Term Loan. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Bridge Facilities
MGP Transactions Bridge Facility
On August 4, 2021, in connection with the completion of the MGP Transactions, VICI PropCo entered into a Commitment Letter with certain lenders pursuant to which they provided commitments in an amount up to $9.3 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “MGP Transactions Bridge Facility”), for the purpose of providing a portion of the financing necessary in connection with the closing of the MGP Transactions, which was fully terminated on April 29, 2022 in connection with such closing.
The MGP Transactions Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the nine months ended September 30, 2022 and 2021, we recognized $15.3 million and $27.0 million, respectively, of fees related to the MGP Transactions Bridge Facility in Interest expense on our Statement of Operations. For the three months ended September 30, 2021, we recognized $27.0 million of fees related to the MGP Transaction Bridge Facility in Interest expense on our Statement of Operations. As the MGP Transactions Bridge Facility was terminated in April 2022, no such expense was recorded for the three months ended September 30, 2022.
Venetian Acquisition Bridge Facility
On March 2, 2021, in connection with the Venetian Acquisition, VICI PropCo entered into a Commitment Letter with certain lenders pursuant to which they provided commitments in an amount up to $4.0 billion in the aggregate, consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the closing of the Venetian Acquisition, which was fully terminated on February 23, 2022 in connection with such closing.
The Venetian Acquisition Bridge Facility was subject to a tiered commitment fee based on the period the commitment is outstanding and a structuring fee. For the nine months ended September 30, 2022 and 2021, we recognized $1.0 million and $10.9 million, respectively, of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations. For the three months ended September 30, 2021, we recognized $3.0 million of fees related to the Venetian Acquisition Bridge Facility in Interest expense on our Statement of Operations. As the Venetian Acquisition Bridge Facility was terminated in February 2022, no such expense was recorded for the three months ended September 30, 2022.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2022, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021. As of September 30, 2022, there were no derivative instruments outstanding.

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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain recorded in other comprehensive income	$—	$—	$200,550	$—
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,037)	—	(10,196)	—
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
The following table presents the effect of our interest rate swaps derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain recorded in other comprehensive income	$—	$6,576	$—	$28,282
Interest from interest rate swaps recorded in interest expense	—	8,792	—	29,960
Interest rate swap settlement recorded in interest expense	—	64,239	—	64,329

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$207,722	$—	$207,722	$—

	December 31, 2021
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (2)	$884	$—	$884	$—
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
The estimated fair values of our financial instruments as of September 30, 2022 and December 31, 2021 for which fair value is only disclosed are as follows:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$16,441,616	$17,457,867	$2,644,824	$3,104,337
Investments in loans (2)	579,805	585,779	498,002	498,614
Cash and cash equivalents	518,383	518,383	739,614	739,614
Financial liabilities:
Debt
Revolving Credit Facility	—	—	—	—
Delayed Draw Term Loan	—	—	—	—
Senior Unsecured Notes (3)	13,730,503	12,567,443	4,694,523	4,955,000
____________________
(1)These investments represent the JACK Cleveland/Thistledown Lease, the Harrah’s Call Properties and the MGM Master Lease. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2022, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) certain corporate offices, the most material of which is our corporate headquarters in New York, NY, which expires in 2030 and has one five-year renewal option. The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of September 30, 2022 under our operating leases was 13.8 years.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Rent expense	$503	$503	$1,504	$1,507
Contractual rent	475	470	1,424	1,410
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$523
2023	1,937
2024	1,847
2025	1,908
2026	1,958
2027	1,979
Thereafter	15,137
Total minimum lease commitments	$25,291
Discounting factor	8,964
Lease liability	$16,327
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In thousands)	September 30, 2022	December 31, 2021
Others assets (operating sub-leases)	$30,362	$—
Other liabilities (operating sub-lease liabilities)	30,362	—
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Rental income and expense	$1,712	$—	$3,995	$—
Contractual rent	1,602	—	3,720	—
The future minimum lease commitments relating to the sub-leases at September 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$1,619
2023	6,585
2024	6,553
2025	5,129
2026	3,934
2027	4,010
Thereafter	5,128
Total minimum lease commitments	$32,957
Discounting factor	2,595
Sub-lease liabilities	$30,362
The discount rate for the operating sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 2.6% and 2.9%. The weighted average remaining lease term as of September 30, 2022 under our operating sub-lease was 7.2 years.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Others assets (sales-type sub-leases, net)	$762,066	$273,970
Other liabilities (finance sub-lease liabilities)	784,112	280,510
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Rental income and expense	$14,466	$5,604	$33,392	$16,905
Contractual rent	18,925	8,838	37,910	20,513
The future minimum lease commitments relating to the ground and use sub-leases at September 30, 2022 are as follows:

(In thousands)	Lease Commitments
2022 (remaining)	$14,281
2023	58,769
2024	59,039
2025	59,174
2026	59,174
2027	59,174
Thereafter	2,555,535
Total minimum lease commitments	$2,865,145
Discounting factor	2,081,033
Finance sub-lease liability	$784,112
The discount rates for the finance ground and use sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of September 30, 2022 under our finance sub-leases was 55.0 years.
Note 11 — Stockholders' Equity
Stock
Authorized
As of September 30, 2022, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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
During the three months ended September 30, 2022, we sold a total of 3,918,807 shares under the ATM Program at a weighted average price per share of $34.73 for an aggregate value of $136.08 million, all of which were sold subject to a forward sale agreement (the “August 2022 ATM Forward Sale Agreement”). After fees and other adjustments calculated in accordance with the forward sale agreement, the aggregate net value of $134.8 million yielded a net initial forward sales price per share of $34.40.
During the three months ended June 30, 2022, we sold a total of 11,380,980 shares under the ATM Program at a weighted average price per share of $32.28 for an aggregate value of $367.4 million, all of which were sold subject to a forward sale agreement (the “June 2022 ATM Forward Sale Agreement” and together with the August 2022 ATM Forward Sale Agreement the “ATM Forward Sale Agreements”). After fees and other adjustments calculated in accordance with the forward sale agreement, the aggregate net value of $360.0 million yielded a net initial forward sales price per share of $31.64.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended March 31, 2022 and the three and nine months ended September 30, 2021, we did not sell any shares under the ATM Program. We have no obligation to sell the remaining shares available for sale under the ATM Program.
We did not receive any proceeds from the sale of shares at the time we entered into the ATM Forward Sale Agreements. We determined that the ATM Forward Sale Agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the ATM Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification. We expect to settle the shares under the ATM Forward Sale Agreements prior to the expiration of their respective terms entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the ATM Forward Sale Agreements.
As of September 30, 2022, the net forward sales price per share under the August 2022 ATM Forward Sale Agreement and June 2022 ATM Forward Sale Agreement were $34.08 and $31.36, respectively, and would result in us receiving approximately $133.5 million and $356.9 million, respectively, in net cash proceeds if we were to physically settle the shares under the ATM Forward Sale Agreements. Alternatively, if we were to cash settle the shares under the August 2022 ATM Forward Sale Agreement and the June 2022 ATM Forward Sale Agreement, it would result in a cash inflow of $3.4 million and $17.2 million, respectively, or, if we were to net share settle the shares under the August 2022 ATM Forward Sale Agreement and the June 2022 ATM Forward Sale Agreement, it would result in us receiving approximately 0.1 million and 0.6 million shares, respectively.
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2022	2021
Beginning Balance January 1,	628,942,092	536,669,722
Issuance of common stock in primary follow-on offerings	—	65,000,000
Issuance of common stock upon physical settlement of forward sale agreements (1)	119,000,000	26,900,000
Issuance of common stock in connection with the REIT Mergers	214,552,532	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	598,800	375,165
Ending Balance September 30,	963,093,424	628,944,887
___________________
(1) Excludes the 15,299,787 shares subject to the ATM Forward Sale Agreements as such shares are not yet settled.
Dividends
Dividends declared (on a per share basis) during the nine months ended September 30, 2022 and 2021 were as follows:

Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 - June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2022	July 1, 2022 - September 30, 2022	$0.3900

Nine Months Ended September 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Determination of shares:
Weighted-average shares of common stock outstanding	962,574	555,154	848,839	542,844
Assumed conversion of restricted stock	989	891	795	920
Assumed settlement of forward sale agreements	572	15,850	1,188	13,350
Diluted weighted-average shares of common stock outstanding	964,134	571,895	850,823	557,114

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Basic:
Net income attributable to common stockholders	$330,905	$161,862	$513,582	$732,372
Weighted-average shares of common stock outstanding	962,574	555,154	848,839	542,844
Basic EPS	$0.34	$0.29	$0.61	$1.35

Diluted:
Net income attributable to common stockholders	$330,905	$161,862	$513,582	$732,372
Diluted weighted-average shares of common stock outstanding	964,134	571,895	850,823	557,114
Diluted EPS	$0.34	$0.28	$0.60	$1.31

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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Determination of units:
Weighted-average units outstanding	974,805	555,154	855,784	542,844
Assumed conversion of VICI restricted stock	989	891	795	920
Assumed settlement of VICI forward sale agreements	572	15,850	1,188	13,350
Diluted weighted-average units outstanding	976,366	571,895	857,768	557,114

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Basic:
Net income attributable to partners	$334,271	$161,383	$509,584	$728,865
Weighted-average units outstanding	974,805	555,154	855,784	542,844
Basic EPU	$0.34	$0.29	$0.60	$1.34

Diluted:
Net income attributable to partners	$334,271	$161,383	$509,584	$728,865
Weighted-average units outstanding	976,366	571,895	857,768	557,114
Diluted EPU	$0.34	$0.28	$0.59	$1.31

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2022, 10.9 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense	$3,493	$2,395	$9,359	$7,067
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	888	$21.15	855	$21.48
Granted	874	27.81	493	18.83
Vested	(385)	23.95	(371)	19.41
Forfeited	(94)	23.05	(60)	19.90
Canceled	—	—	—	—
Outstanding at end of period	1,283	$24.70	917	$21.00
As of September 30, 2022, there was $21.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

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
The results of each reportable segment presented below are consistent with the way our management assesses these results and allocates resources. The following table presents certain information with respect to our segments:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$744,855	$6,688	$751,543	$369,200	$6,504	$375,704
Interest expense	(169,354)	—	(169,354)	(165,099)	—	(165,099)
Loss on extinguishment of debt	—	—	—	(15,622)	—	(15,622)
Income from unconsolidated affiliate	22,719	—	22,719	—	—	—
Income before income taxes	336,489	806	337,295	163,953	619	164,572
Income tax expense	(245)	(172)	(417)	(245)	(143)	(388)
Net income	336,244	634	336,878	163,708	476	164,184

Depreciation	31	785	816	29	742	771

Total assets	37,205,177	102,805	37,307,982	17,453,567	95,237	17,548,804
Total liabilities	15,227,819	17,866	15,245,685	5,402,358	17,660	5,420,018

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In thousands)	Real Property Business	Golf Course Business	VICI Consolidated	Real Property Business	Golf Course Business	VICI Consolidated
Revenues	$1,805,306	$25,485	$1,830,791	$1,104,812	$21,602	$1,126,414
Interest expense	(370,624)	—	(370,624)	(321,953)	—	(321,953)
Loss on extinguishment of debt	—	—	—	(15,622)	—	(15,622)
Income from unconsolidated affiliate	37,853	—	37,853	—	—	—
Income before income taxes	516,278	6,991	523,269	736,991	4,497	741,488
Income tax expense	(328)	(1,516)	(1,844)	(1,128)	(1,000)	(2,128)
Net income	515,950	5,475	521,425	735,863	3,497	739,360

Depreciation	90	2,281	2,371	92	2,228	2,320

Total assets	37,205,177	102,805	37,307,982	17,453,567	95,237	17,548,804
Total liabilities	15,227,819	17,866	15,245,685	5,402,358	17,660	5,420,018

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and nine months ended September 30, 2022 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2021, which, in the case of VICI Properties Inc., were included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the case of VICI Properties L.P. were included as an exhibit to Form 8-K filed on April 18, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including rising inflation, rising interest rates, supply chain disruptions, consumer confidence levels, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; the impact of the rise in interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all; the impact of the COVID-19 pandemic on our and our tenants’ financial condition, results of operations, cash flows and performance (including the impact of actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures on our tenants, and the ability of our tenants to successfully operate their businesses); risks associated with our recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants as tenants of our properties and their guarantors as guarantors of the lease payments and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that our pending transactions may not be consummated on the terms or timeframes contemplated, or at all; the ability of the parties to our pending transactions to satisfy the conditions set forth in the definitive transaction documents, including the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate the pending transactions, or other delays or impediments to completing the transactions; our ability to obtain the financing necessary to complete our pending acquisitions on the terms we currently expect in a timely manner, or at all; the effects of our pending and recently completed transactions on us, including the future impact on our financial condition, financial and operating results, cash flows, strategy and plans; the anticipated benefits of the Partner Property Growth Fund; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by our substantial debt service requirements and by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew the Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, including indebtedness assumed and incurred by us in connection with the completion of the MGP Transactions, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our inability to successfully pursue investments in, and acquisitions of, additional properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our recently completed transactions; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our pending and recently completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; VICI’s reliance on distributions received from VICI OP and its subsidiaries to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Our portfolio also includes certain real estate debt investments that we have originated for strategic reasons in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, JACK Entertainment, MGM, PENN Entertainment and Seminole Hard Rock, with Caesars and MGM being our largest tenants. We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term.

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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2022.
Impact of Material Trends on Our Business
Impact of the Macroeconomic Environment
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, as a result of the current inflationary environment, including the impact of rising interest rates and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer behavior and spending and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our Lease Agreements.
However, the current environment, including rising interest rates and market volatility, impacts our business in certain respects, such as by increasing interest expense with respect to any borrowings under our Credit Facility, increasing volatility of our share price with respect to sales of common stock, and, with respect to potential transactions, evaluating asset and property values in discussions with potential counterparties and obtaining transaction financing on attractive terms, all of which could increase our cost of capital and impact our growth prospects.
With respect to our Lease Agreements, which generally provide for annual rent escalation based on a specified percentage increase, increases in the consumer price index (“CPI”), or a combination thereof, we expect that increasing inflation will result in additional rent increases over time under our CPI-based lease provisions (subject to any applicable caps or periods in which such provisions do not apply). However, these rent increases may not match inflation during periods when inflation rates are greater than the applicable CPI-based caps.
Impact of the COVID-19 Pandemic
Since the emergence of the COVID-19 pandemic in early 2020, among broader public health, societal and global impacts, the pandemic has negatively impacted the economy, including the real estate industry and certain experiential sectors, and contributed to volatility and uncertainty in financial markets. Although our tenants’ operations at our leased properties are generally no longer subject to significant operating restrictions, with performance in many cases at or above pre-pandemic levels, they may continue to face challenges in operating their businesses due to the ongoing impact of the COVID-19 pandemic, such as complying with any future operating restrictions, ensuring sufficient staffing and service levels, sustaining customer engagement and maintaining improved operating margins and financial performance.
Overall Implications of Such Material Trends on Our Business
As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of these macroeconomic trends and the impact of any future measures taken in response to these trends on our tenants.
For more information, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2022
Property Acquisition and Investment Activity
•Rocky Gap Casino. On August 24, 2022, we and Century Casinos entered into definitive agreements to acquire Rocky Gap Casino, located in Flintstone, Maryland, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we will acquire an interest in the land and buildings associated with Rocky Gap Casino for approximately $203.9 million and Century Casinos will acquire the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease will be amended to include Rocky Gap Casino and annual rent will increase by $15.5 million. Additionally, the terms of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term remaining, with four 5-year tenant renewal options. The tenant’s obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2023.
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
Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease will be reduced by (i) $90.0 million upon the close of MGM’s pending sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease, and (ii) $40.0 million upon the close of MGM’s pending sale of the operations of Gold Strike, each as described below. Additionally, we retained a 50.1% ownership stake in the BREIT JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The BREIT JV Lease provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to our investment in the BREIT JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the BREIT JV Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease and the BREIT JV Lease continue to be guaranteed by MGM.
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
Loan Origination Activity
•Canyon Ranch Austin Loan. On October 7, 2022, we entered into the Canyon Ranch Austin Loan with Canyon Ranch, a leading pioneer in global wellness, under which we agreed to provide up to $200.0 million of secured financing to fund the development of Canyon Ranch Austin in Austin, Texas. We also entered into a call right agreement pursuant to which we will have the right to acquire the real estate assets of Canyon Ranch Austin for up to 24 months following stabilization (with the loan balance being settled in connection with the exercise of such call right), which transaction will be structured as a sale leaseback (with the simultaneous entry into a triple-net lease with Canyon Ranch that has an initial term of 25 years, with eight 5-year tenant renewal options). In addition, we entered into a purchase option agreement, pursuant to which (i) we have an option to acquire the real estate assets associated with the existing Canyon Ranch Tucson and Canyon Ranch Lenox properties, which transactions will be structured as a sale leaseback, in each case solely to the extent Canyon Ranch elects to sell such properties in a sale leaseback structure for a specific period of time, subject to certain conditions. In addition, we entered into a right of first offer agreement on future financing opportunities for Canyon Ranch and certain of its affiliates with respect to the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions.
•Great Wolf Gulf Coast Texas Loan. On August 30, 2022, we entered into the Great Wolf Gulf Coast Texas Loan with Great Wolf, under which we agreed to provide up to $127.0 million of mezzanine financing, the proceeds of which will be used to fund the development of Great Wolf Lodge Gulf Coast Texas, a more than $200.0 million, 532-room indoor water park resort project in Webster, TX. The Great Wolf Gulf Coast Texas Loan has an initial term of 3 years with two 12-month extension option, subject to certain conditions and is expected to be funded with cash on hand in accordance with a construction draw schedule.
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
•Entry into New Unsecured Credit Agreement. On February 8, 2022, we entered into the Credit Facilities pursuant to the Credit Agreement, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. Concurrently, we terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and 2017 Credit Agreement (as defined in Note 7 - Debt). The Delayed Draw Term Loan is available to be drawn up to 12 months following the effective date of February 8, 2022. The Credit Facilities include the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate and increase the delayed draw term loan commitments or add one or more new tranches of term loans by up to $1.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Borrowings under the Credit Facilities will bear interest, at VICI LP’s option, (i) with respect to the Revolving Credit Facility, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings, and (ii) with respect to the Delayed Draw Term Loan, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.85% to 1.60% or a base rate plus a margin ranging from 0.00% to 0.60%, in each case, with the actual margin determined according to VICI LP’s debt ratings. On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the Venetian Acquisition. On April 29, 2022, we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes and cash on hand. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion.
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
•Mirage Lease. On December 13, 2021, in connection with MGM’s agreement to sell the operations of the Mirage Hotel & Casino to Hard Rock, we agreed to enter into the Mirage Lease and enter into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease will have initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease will be amended to account for MGM’s divestiture of the Mirage operations and will result in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. We expect these transactions to be completed in the fourth quarter of 2022, and they remain subject to customary closing conditions and regulatory approvals. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. Specific amounts and terms of the redevelopment and related funding remain under discussion and subject to final documentation.
Other Activity
•Cabot Golf Course Management Agreement. On October 1, 2022, we entered into a management agreement with CDN Golf Management Inc. (“CDN”), an affiliate of Cabot, a developer, owner and operator of world-class destination golf resorts and communities, pursuant to which CDN will manage and operate our four golf courses, consisting of Cascata Golf Club, Rio Secco Golf Club, Grand Bear Golf Club and Chariot Run Golf Club (collectively, the “Golf Courses”). Pursuant to the management agreement, CDN has assumed all day-to-day operations of the Golf Courses and the employees at each of the Golf Courses are employees of CDN. We continue to own the Golf Courses within our TRS, VICI Golf. The management agreement has a term of 20 years with two five-year renewal options, subject to certain early termination rights.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Revenues
Income from sales-type leases	$376,048	$292,059	$83,989	$1,077,952	$873,337	$204,615
Income from lease financing receivables and loans	350,945	70,205	280,740	685,544	210,578	474,966
Other income	17,862	6,936	10,926	41,811	20,897	20,914
Golf revenues	6,688	6,504	184	25,484	21,602	3,882
Total revenues	751,543	375,704	375,839	1,830,791	1,126,414	704,377

Operating expenses
General and administrative	12,063	8,379	3,684	33,311	24,092	9,219
Depreciation	816	771	45	2,371	2,320	51
Other expenses	17,862	6,936	10,926	41,811	20,897	20,914
Golf expenses	5,186	5,143	43	16,330	14,881	1,449
Change in allowance for credit losses	232,763	9,031	223,732	865,459	(24,453)	889,912
Transaction and acquisition expenses	1,947	177	1,770	19,366	9,689	9,677
Total operating expenses	270,637	30,437	240,200	978,648	47,426	931,222

Income from unconsolidated affiliate	22,719	—	22,719	37,853	—	37,853
Interest expense	(169,354)	(165,099)	(4,255)	(370,624)	(321,953)	(48,671)
Interest income	3,024	26	2,998	3,897	75	3,822
Loss from extinguishment of debt	—	(15,622)	15,622	—	(15,622)	15,622
Income before income taxes	337,295	164,572	172,723	523,269	741,488	(218,219)
Income tax expense	(417)	(388)	(29)	(1,844)	(2,128)	284
Net income	336,878	164,184	172,694	521,425	739,360	(217,935)
Less: Net income attributable to non-controlling interests	(5,973)	(2,322)	(3,651)	(7,843)	(6,988)	(855)
Net income attributable to common stockholders	$330,905	$161,862	$169,043	$513,582	$732,372	$(218,790)

Revenue
For the three and nine months ended September 30, 2022 and 2021, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Leasing revenue	$715,591	$352,237	$363,354	$1,731,860	$1,053,476	$678,384
Income from loans	11,402	10,027	1,375	31,636	30,439	1,197
Other income	17,862	6,936	10,926	41,811	20,897	20,914
Golf revenues	6,688	6,504	184	25,484	21,602	3,882
Total revenues	$751,543	$375,704	$375,839	$1,830,791	$1,126,414	$704,377
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Income from sales-type leases	$376,047	$292,059	$83,988	$1,077,952	$873,337	$204,615
Income from lease financing receivables (1)	339,544	60,178	279,366	653,908	180,139	473,769
Total leasing revenue	715,591	352,237	363,354	1,731,860	1,053,476	678,384
Non-cash adjustment (2)	(108,556)	(31,142)	(77,414)	(230,516)	(88,417)	(142,099)
Total contractual leasing revenue	$607,035	$321,095	$285,940	$1,501,344	$965,059	$536,285
____________________
(1) Represents the MGM Master Lease, Harrah’s Call Properties and the JACK Cleveland/Thistledown Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $363.4 million and $678.4 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. Total contractual leasing revenue increased $285.9 million and $536.3 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. The increases were primarily driven by the addition of the MGM Master Lease and Venetian Lease to our portfolio in April 2022 and February 2022, respectively, as well as the annual rent escalators from certain of our other Lease Agreements.
Income From Loans
Income from loans increased $1.4 million and $1.2 million during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The increase was driven by the addition and subsequent funding, as applicable, of the Great Wolf Gulf Coast Texas Loan, the Great Wolf South Florida Loan, the Cabot Citrus Farms Loan and the Great Wolf Maryland loan to our real estate investment portfolio in August 2022, July 2022, June 2022 and June 2021, respectively. The increase for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was partially offset by the repayment of the $70.0 million term loan with JACK Entertainment in October 2021.
Other Income
Other income increased $10.9 million and $20.9 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.

Golf Revenues
Revenues from VICI’s golf operations increased $0.2 million and $3.9 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. The change was primarily driven by an increase in rounds played at the golf courses and an increase in the contractual fees paid to us by Caesars for the use of our golf courses, pursuant to a golf course use agreement.
Operating Expenses
For the three and nine months ended September 30, 2022 and 2021, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
General and administrative	$12,063	$8,379	$3,684	$33,311	$24,092	$9,219
Depreciation	816	771	45	2,371	2,320	51
Other expenses	17,862	6,936	10,926	41,811	20,897	20,914
Golf expenses	5,186	5,143	43	16,330	14,881	1,449
Change in allowance for credit losses	232,763	9,031	223,732	865,459	(24,453)	889,912
Transaction and acquisition expenses	1,947	177	1,770	19,366	9,689	9,677
Total operating expenses	$270,637	$30,437	$240,200	$978,648	$47,426	$931,222
General and Administrative Expenses
General and administrative expenses increased $3.7 million and $9.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. The increase was primarily driven by an increase in compensation, including stock based compensation and the addition of new employees to the corporate team.
Other Expenses
Other expenses increased $10.9 million and $20.9 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Expenses
Expenses from VICI’s golf operations remained consistent during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expenses from VICI’s golf operations increased by $1.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily driven by an increase in rounds of golf played across our golf courses.
Change in Allowance for Credit Losses
During the three months ended September 30, 2022, we recognized a $232.8 million increase in our allowance for credit losses, or CECL allowance, primarily driven by (i) changes in the macroeconomic model used to scenario condition our reasonable and supportable period, or R&S Period, probability of default, or PD, due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of market volatility during the quarter, (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance and (iv) the initial CECL allowance on the future funding commitments from the origination of the Great Wolf Gulf Coast Texas Loan and the Great Wolf South Florida Loan.
During the nine months ended September 30, 2022, we recognized an $865.5 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such periods in the amount of $523.2 million, representing 60.5% of the total allowance for the nine months ended September 30, 2022. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms Loan, the Great Wolf South Florida Loan and the Great Wolf Gulf Coast Texas Loan. Additional increases were attributable to the increase for the three months ended September 30, 2022, as described above. These increases were partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term Period PD default study we utilize to estimate our CECL allowance.
During the three months ended September 30, 2021, we recognized a $9.0 million increase in our allowance for credit losses primarily driven by (i) the increase in the Long-Term Period PD for one of our tenants during the third quarter of 2021 and (ii) an increase in the existing amortized cost balances subject to the CECL allowance.
During the nine months ended September 30, 2021, we recognized a $24.5 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during the first three quarters of 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for two of our tenants during the second quarter of 2021, and (iii) the decrease in the R&S Period PD and LGD as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by the increase for the three months ended September 30, 2021, as described above.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $1.8 million and $9.7 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the three and nine months ended September 30, 2022 and 2021, our non-operating income and expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Income from unconsolidated affiliate	$22,719	$—	$22,719	$37,853	$—	$37,853
Interest expense	(169,354)	(165,099)	(4,255)	(370,624)	(321,953)	(48,671)
Interest income	3,024	26	2,998	3,897	75	3,822
Loss on extinguishment of debt	—	(15,622)	15,622	—	(15,622)	15,622
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the three and nine months ended September 30, 2022 represents our 50.1% share of the income of the BREIT JV for the period, which was acquired as part of the MGP Transactions on April 29, 2022. The income from unconsolidated affiliate includes the amortization of certain basis differences arising from the differences between our purchase price and the underlying carrying value of the joint venture. As the BREIT JV interest was acquired by us on April 29, 2022, no such income was recognized for the three and nine months ended September 30, 2021.

Interest Expense
Interest expense increased $4.3 million and $48.7 million during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. The increase during the three and nine months ended September 30, 2022 was primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes, and (iii) assumption of the MGP OP Notes, the combination of which resulted in an additional $9.2 billion in notional amount of debt at a weighted average interest rate of 4.70%, net of the impact of the forward-starting interest rate swaps and treasury locks. Further increases were related to (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility, (ii) the commitment fees on the Revolving Credit Facility and Delayed Draw Term Loan, and (iii) additional interest on the $600.0 million draw on the Revolving Credit Facility (which was repaid in full on April 29, 2022). The increases were partially offset by the full repayment of the Term Loan B Facility in September 2021 and certain non-recurring activity during the three and nine months ended September 30, 2021, which included (i) the $64.2 million payment in connection with the early settlement of the outstanding interest rate swap agreements and (ii) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.47% and 4.35% during the three and nine months ended September 30, 2022, respectively, from 4.02% and 4.03% during the three and nine months ended September 30, 2021, respectively, as a result of a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such periods.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $15.6 million resulting from the write-off of the unamortized deferred financing fees in connection with the full repayment of our Term Loan B Facility in September 2021.

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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2022	2021	2022	2021
Net income attributable to common stockholders	$330,905	$161,862	$513,582	$732,372
Real estate depreciation	—	—	—	—
Joint venture depreciation and non-controlling interest adjustments	9,743	—	17,053	—
FFO attributable to common stockholders	340,648	161,862	530,635	732,372
Non-cash leasing and financing adjustments	(108,553)	(30,865)	(230,522)	(88,063)
Non-cash change in allowance for credit losses	232,763	9,031	865,459	(24,453)
Non-cash stock-based compensation	3,493	2,395	9,359	7,067
Transaction and acquisition expenses	1,947	177	19,366	9,689
Amortization of debt issuance costs and original issue discount	10,326	34,098	38,294	50,723
Other depreciation	785	742	2,280	2,228
Capital expenditures	(437)	(131)	(1,093)	(1,638)
(Gain) loss on extinguishment of debt and interest rate swap settlements	—	79,861	(5,405)	79,861
Joint venture non-cash adjustments and non-controlling interest adjustments	(10,315)	250	(22,171)	773
AFFO attributable to common stockholders	470,657	257,420	1,206,202	768,559
Interest expense, net	156,004	66,736	333,838	206,916
Income tax expense	417	388	1,844	2,128
Joint venture interest expense and non-controlling interest adjustments	11,536	—	19,187	—
Adjusted EBITDA attributable to common stockholders	$638,614	$324,544	$1,561,071	$977,603

Net income per common share
Basic	$0.34	$0.29	$0.61	$1.35
Diluted	$0.34	$0.28	$0.60	$1.31
FFO per common share
Basic	$0.35	$0.29	$0.63	$1.35
Diluted	$0.35	$0.28	$0.62	$1.31
AFFO per common share
Basic	$0.49	$0.46	$1.42	$1.42
Diluted	$0.49	$0.45	$1.42	$1.38
Weighted average number of shares of common stock outstanding
Basic	962,573,646	555,153,692	848,839,357	542,843,855
Diluted	964,134,340	571,894,545	850,823,037	557,113,510

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2022, our available cash balances, capacity under our Revolving Credit Facility and Delayed Draw Term Loan were as follows:

(In thousands)	September 30, 2022
Cash and cash equivalents	$518,383
Short-term investments	207,722
Capacity under Revolving Credit Facility (1)	2,500,000
Capacity under Delayed Draw Term Loan (1)	1,000,000
Proceeds available from settlement of the ATM Forward Sale Agreements (2)	490,442
Total	$4,716,547
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
(2)Assumes the physical settlement of the 11,380,980 shares under the June 2022 ATM Forward Sale Agreement at the forward sale price per share of $31.36, and the 3,918,807 shares under the August 2022 ATM Forward Sale Agreement at the forward price per share of $34.08, calculated as of September 30, 2022.
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
All of the Lease Agreements call for an initial term of between fifteen and thirty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current inflationary environment, rising interest rates, equity market volatility, and the COVID-19 pandemic. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions and the direct or indirect impact of the COVID-19 pandemic. See “Overview — Recent Trends” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until 2024. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2022, we have $14.0 billion of debt obligations outstanding (excluding approximately $1.5 billion of debt obligations held by the BREIT JV), none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
As described in our leases, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness and future minimum lease commitments under operating leases is included in the following table as of September 30, 2022. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments.

	Payments Due By Period
(In thousands)	Total	2022 (remaining)	2023	2024	2025	2026 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$—	$1,050,000	$2,050,000	$10,850,000
Revolving Credit Facility	—	—	—	—	—	—
Delayed Draw Term Loan	—	—	—	—	—	—
Scheduled interest payments	4,734,650	176,687	660,184	625,876	557,121	2,714,781
Total debt contractual obligations	18,684,650	176,687	660,184	1,675,876	2,607,121	13,564,781

Leases and contracts
Future funding commitments – loan investments and lease agreements(1)	367,730	22,338	288,182	42,209	—	15,000
Golf course operating lease and contractual commitments (2)	49,021	1,377	5,523	2,112	2,154	37,856
Corporate office leases	7,187	284	967	857	899	4,179
Total leases and contract obligations	423,938	23,999	294,673	45,178	3,053	57,035

Total contractual commitments	$19,108,588	$200,687	$954,857	$1,721,055	$2,610,174	$13,621,816
________________________________________
(1) The allocation of our future funding commitments is based on the construction draw schedule, commitment funding date, expiration date or other information, as applicable, however we may be obligated to fund these commitments earlier than such date.
(2) The amounts include the Cascata ground lease commitments and certain contractual golf-related commitments, including commitments under the golf course management agreement we entered into with CDN on October 1, 2022. See “Significant Activities During 2022 - Other Activity” above for further details on the golf course management agreement with CDN.

Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of September 30, 2022, we had $1.0 billion of potential future funding commitments under our Partner Property Growth Fund agreements. The use of the Partner Property Growth Fund commitments are at the discretion of our tenants and there is no guarantee any such commitments will be drawn upon.
Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,455,477	$610,924	$844,553
(Used in) provided by investing activities	(8,889,098)	19,856	(8,908,954)
Provided by (used in) financing activities	7,212,390	(277,259)	7,489,649
Net (decrease) increase in cash, cash equivalents and restricted cash	(221,231)	353,521	(574,752)
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993	423,621
Cash, cash equivalents and restricted cash, end of period	$518,383	$669,514	$(151,131)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $844.6 million for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease and Venetian Lease to our real estate portfolio in April 2022 and February 2022, respectively, the annual rent escalators on certain of our other Lease Agreements and the proceeds from settlement of our forward-starting derivative instruments in connection with the April 2022 Notes offering.
Cash Flows from Investing Activities
Net cash used in investing activities increased $8,909.0 million for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the primary sources and uses of cash from investing activities included:
•Net payments of $4,574.5 million in relation to the closing of the MGP Transactions, including $4,404.0 million in connection with the redemption of the majority of the MGP OP units held by MGM, $90.0 million in connection with the repayment of the outstanding MGP revolving credit facility and acquisition costs;
•Payments for the Venetian Acquisition for a total cost of $4,012.8 million, including acquisition costs;
•Investment in short-term investments of $207.7 million;
•Disbursements to fund portions of the Great Wolf Maryland loan, Great Wolf South Florida Loan, Great Wolf Gulf Coast Texas Loan, and the Cabot Citrus Farms Loan in the amount of $87.2 million; and
•Capitalized transaction costs of $6.8 million.
During the nine months ended September 30, 2021, the primary sources and uses of cash from investing activities include:
•Proceeds from partial repayment of the JACK Entertainment term loan of $30.4 million;
•Proceeds from net maturities of short-term investments of $20.0 million;
•Disbursements to fund a portion of the Great Wolf Maryland loan in the amount of $19.2 million;
•Capitalized transaction costs of $9.2 million;

•Final payment of the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million;
•Proceeds from the sale of certain parcels of vacant land in the aggregate amount of $3.8 million; and
•Acquisition of property and equipment costs of $1.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $7,489.6 million for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the primary sources and uses of cash in financing activities included:
•Net proceeds of $3,219.1 million from the sale of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Gross proceeds of $5,000.0 million from the April 2002 Notes offering;
•Dividend payments of $843.7 million;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Debt issuance costs of $146.2 million;
•Distributions of $10.7 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.1 million.
During the nine months ended September 30, 2021, the primary sources and uses of cash from financing activities included:
•Net proceeds of $2,386.1 million from the sale of an aggregate of 91,900,000 shares of our common stock from our September 2021 equity offering (excluding the shares subject to the September 2021 Forward Sale Agreements) and pursuant to the full physical settlement of the June 2020 Forward Sale Agreement;
•Full repayment of the $2,100.0 million outstanding aggregate principal amount of our Term Loan B Facility;
•Dividend payments of $532.4 million;
•Debt issuance costs of $23.2 million; and
•Distributions of $6.2 million to non-controlling interest.
Debt
For a summary of our debt obligations as of September 30, 2022, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2022, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2022 and 2021 were as follows:

Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2021 - June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2022	July 1, 2022 - September 30, 2022	$0.3900

Nine Months Ended September 30, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 and VICI LP’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included as an exhibit to the Current Report on Form 8-K filed on April 18, 2022. There have been no significant changes in our critical policies and estimates for the nine months ended September 30, 2022.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of September 30, 2022, excluding our proportionate share of the debt at the BREIT JV, we had $13,950.0 million aggregate principal amount of outstanding indebtedness, all of which has fixed rate interest.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those factors for the nine months ended September 30, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended September 30, 2022, VICI did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
VICI Properties L.P.
During the three months ended September 30, 2022, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Eleventh Amendment to Regional Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 27, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 27, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 27, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 27, 2022
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 27, 2022
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 27, 2022
Gabriel F. Wasserman	(Principal Accounting Officer)