Form 10-K
period 2022-12-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2023-02-23
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________
Commission file number: 000-55791 (VICI Properties Inc.)
Commission file number: 333-264352-01 (VICI Properties L.P.)
________________________________________________
VICI Properties Inc.
VICI Properties L.P.
(Exact name of registrant as specified in its charter)
________________________________________________

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

VICI Properties Inc. ☐	VICI Properties L.P. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.

VICI Properties Inc. Yes ☒ No ☐	VICI Properties L.P. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

VICI Properties Inc. ☐	VICI Properties L.P. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

VICI Properties Inc. ☐	VICI Properties L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

VICI Properties Inc. Yes ☐ No ☒	VICI Properties L.P. Yes ☐ No ☒
As of June 30, 2022 (the last business day of VICI Properties Inc.’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of VICI Properties Inc. was approximately $28.6 billion, based on the closing price of the common stock as reported on the NYSE on that date. VICI Properties L.P. had no publicly-traded voting equity as of June 30, 2022.
As of February 21, 2023, VICI Properties Inc. had 1,003,674,749 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the VICI Properties Inc.’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
In order to highlight the differences between VICI and VICI LP, the separate sections in this report for VICI and VICI LP are described below and specifically refer to VICI and VICI LP. In the sections that combine disclosure of VICI and VICI LP, this report refers to actions or holdings of VICI and VICI LP as being “our” actions or holdings. Although VICI LP is the entity that generally, directly or indirectly, enters into contracts and joint ventures, holds assets and incurs debt, we believe that references to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through VICI LP.
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of December 31, 2022, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.7% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International and its affiliates.
The following diagram details VICI’s organizational structure as of December 31, 2022.

VICI Properties Inc.
VICI Golf LLC
VICI Properties Holdco LLC
VICI Properties GP LLC
~ 99%
Third-party unit holders
VICI Properties OP LLC
~ 1%
Non-Economic General Partnership Interest
VICI Properties L.P.
Other VICI subsidiaries

We believe combining the annual reports on Form 10-K of VICI and VICI LP into this single report:
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
We believe it is important to understand the few differences between VICI and VICI LP in the context of how VICI and VICI LP operate as a consolidated company. VICI is a REIT whose only material asset is its indirect investment in VICI LP, through which it conducts its real property business. VICI also conducts its golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC, a Delaware limited liability company (“VICI Golf”). As a result, VICI does not conduct business itself other than issuing public equity from time to time, and does not directly incur any material indebtedness, rather VICI LP holds substantially all of our assets, except for those held in VICI Golf. Except for net proceeds from public equity issuances by VICI, VICI LP generates all capital required by the Company’s business, which sources include VICI LP’s operations and its direct or indirect incurrence of indebtedness.
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of December 31, 2022, the primary areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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
•separate Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
•separate Part II, Item 9A. Controls and Procedures sections; and
•separate Exhibits 31 and 32 certifications for each VICI and VICI LP in order to establish that the requisite certifications have been made and that VICI and VICI LP are each compliant with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
The separate discussions of VICI and VICI LP in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

PART I
In this Annual Report on Form 10-K, the words the “Company,” “VICI,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, including VICI LP, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“Caesars Transaction” refers to a series of transactions between us and Caesars (formerly Eldorado Resorts, Inc.) in connection with the merger between Eldorado Resorts, Inc. and Caesars, including the acquisition of the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, modifications to the Caesars Lease Agreements, and rights of first refusal.
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
“CNB” refers to Cherokee Nation Businesses, L.L.C., and, as the context requires, its subsidiaries.
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation, and co-issuer of the November 2019 Notes, February 2020 Notes and Exchange Notes.
“Credit Agreement” refers to the Credit Agreement, dated as of February 8, 2022, by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time.
“Credit Facilities” refer collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
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
“February 2020 Notes” refer collectively to (i) the $750.0 million aggregate principal amount of 3.500% senior unsecured notes due 2025, (ii) the $750.0 million aggregate principal amount of 3.750% senior unsecured notes due 2027, and (iii) the $1.0 billion aggregate principal amount of 4.125% senior unsecured notes due 2030, in each case issued by VICI LP and Co-

Issuer in February 2020.
“Forum Convention Center Mortgage Loan” refers to a $400.0 million mortgage loan agreement entered into on September 18, 2020 with Caesars for a term of five years and secured by, among other things, the Caesars Forum Convention Center in Las Vegas.
“Foundation Gaming” refers to Foundation Gaming & Entertainment, LLC and, as the context requires, its subsidiaries.
“Foundation Master Lease” refers to the lease agreement for the Fitz Casino & Hotel, located in Tunica, Mississippi, and the WaterView Casino & Hotel, located in Vicksburg, Mississippi, as amended from time to time.
“Gold Strike Lease” refers to the lease agreement with CNB for the Gold Strike Casino Resort, located in Tunica, Mississippi (“Gold Strike”), as amended from time to time.
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
“JACK Master Lease” refers to the lease agreement for the JACK Cleveland Casino located in Cleveland, Ohio, and the JACK Thistledown Racino facility located in North Randall, Ohio, as amended from time to time.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“Joliet Lease” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to our leases with our respective tenants, unless the context otherwise requires.
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
“MGM Grand/Mandalay Bay JV” (previously referred to as the “BREIT JV”) refers to a joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay in which we previously held a 50.1% ownership stake as of December 31, 2022. On January 9, 2023, we acquired the remaining 49.9% ownership stake from our joint venture partner, as further described herein.
“MGM Grand/Mandalay Bay Lease” refers to the lease agreement for MGM Grand Las Vegas and Mandalay Bay, as amended from time to time.
“MGM Master Lease” refers to the lease agreement for the properties leased to MGM, excluding those leased under the MGM Grand/Mandalay Bay Lease, as amended from time to time.
“MGM Tax Protection Agreement” refers to the tax protection agreement entered into with MGM upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, which was acquired by the Company on April 29, 2022, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to that certain Master Transaction Agreement between the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM entered into on August 4, 2021.
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, which was acquired by the Company on April 29, 2022, and, as the context requires, its subsidiaries.
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
“Mirage Lease” refers to the lease agreement with Hard Rock for the Mirage, located in Las Vegas, Nevada, as amended from time to time.
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
“PENN Entertainment” refers to PENN Entertainment, Inc., a Pennsylvania corporation, and, as the context requires, its subsidiaries.
“PENN Entertainment Leases” refer collectively to the Margaritaville Lease and the Greektown Lease, unless the context otherwise requires.
“PURE Canadian Gaming” refers to PURE Canadian Gaming, Corp., an Alberta corporation, and, as the context requires, its subsidiaries.
“PURE Master Lease” refers to the lease agreement for the (i) PURE Casino Edmonton located in Edmonton, Alberta, (ii) PURE Casino Yellowhead located in Edmonton, Alberta, (iii) PURE Casino Calgary located in Calgary, Alberta and (iv) PURE Casino Lethbridge located in Lethbridge, Alberta (collectively, the “PURE Portfolio”), as amended from time to time.
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
“Seminole Hard Rock” refers to Seminole Hard Rock Entertainment, Inc.
“Senior Unsecured Notes” refer collectively to the November 2019 Notes, the February 2020 Notes, the April 2022 Notes, the Exchange Notes and the MGP OP Notes.
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
“Venetian Lease” refers to the lease agreement for the Venetian Resort Las Vegas and Venetian Expo, located in Las Vegas, Nevada (the “Venetian Resort”), as amended from time to time.
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner of our golf business.
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI LP” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI OP.
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
Risks Related to Our Business and Operations
•We are and will always be significantly dependent on our tenants for substantially all of our revenues, and an event that has a material adverse effect on any of our significant tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects;
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
•We are dependent on the gaming industry and may be susceptible to the risks associated with it, including changes in consumer behavior and discretionary spending as a result of an economic slowdown, increased inflation, rising interest rates, or otherwise, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects;
•We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption;
•Our pursuit of investments in, and acquisitions of, experiential assets and other strategic opportunities may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with our acquisition of such properties;
•Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of gaming-related transactions, which could result in periods in which we are unable to receive rent related to, or otherwise realize the benefits of, such transactions, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects;
•Our long-term, triple-net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders;
•Our tenants may choose not to renew the Lease Agreements;
•We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call and right of first refusal agreements and right of first offer agreements, if we are unable to obtain additional financing. In addition, pursuant to one such agreement, we may be forced to dispose of Harrah’s Las Vegas, possibly on disadvantageous terms;
•The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the Lease Agreements, the related guarantees or loan agreements and certain Lease Agreements being re-characterized as a disguised financing transactions, resulting in material losses to us;
•We may sell or divest different properties or assets after an evaluation of our portfolio of assets. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity;
•Our properties and the properties securing our loans are subject to risks from climate change, natural disasters, such as earthquakes, hurricanes and other extreme weather conditions, and terrorist attacks or other acts of violence, the occurrence of which may adversely affect our business, financial condition, liquidity and results of operations and prospects;
•We are subject to additional risks due to the location of properties that we own outside the United States;
•We face risks associated with cybersecurity incidents and other significant disruptions of our information technology (IT) networks and related systems or those IT networks and systems of third parties;

•The market price and trading volume of shares of our common stock may be volatile;
Risks Related to our Indebtedness and Financing
•We have a substantial amount of indebtedness, and expect to incur additional indebtedness in the future. Our indebtedness exposes us to the risk of default under our debt obligations, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a significant portion of our cash to service our debt obligations;
•Disruption in the capital and credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements;
•Future incurrences of debt and/or issuance of preferred equity securities could adversely affect the market price of our common stock;
Risks Related to our Status as a REIT
•We may incur adverse tax consequences if we have failed or fail, to qualify as a REIT for U.S. federal income tax purposes;
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
Risks Related to Our Organizational Structure
•Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control; and
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

ITEM 1.	Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our geographically diverse portfolio currently consists of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 124 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states and Canada, contain approximately 59,300 hotel rooms and feature over 450 restaurants, bars, nightclubs and sportsbooks.
Our portfolio also includes certain real estate loan investments, most of which we have originated for strategic reasons in connection with transactions that may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, with Caesars and MGM being our largest tenants. We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term.
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
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe VICI’s election of REIT status, combined with the income generation from the Lease Agreements and loans, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic environment, other global events and market conditions more broadly. We conduct our real property business through VICI OP and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf.
Our Competitive Strengths
We believe the following strengths effectively position us to execute our business and growth strategies:
•Leading portfolio of high-quality experiential gaming, hospitality, entertainment and leisure assets. Our portfolio features world renowned assets on the Las Vegas Strip and market-leading urban, destination and regional properties with significant scale. Our properties are well-maintained and leased to leading brands that seek to drive loyalty and value with guests through superior service and products and continuous innovation. Our portfolio benefits from its strong mix of demand generators, including casinos, guest rooms, restaurants, entertainment facilities, bars and nightclubs and convention space. We believe our properties are generally well-insulated from incremental competition as a result of high replacement costs, as well as regulatory restrictions and long-lead times for new development. The high quality of our properties appeals to a broad base of customers, stimulating traffic and visitation.

Our portfolio is anchored by our Las Vegas properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, which are located on the Las Vegas Strip. We believe Las Vegas is historically a market characterized by steady economic growth and high consumer and business demand with limited new supply. Our Las Vegas properties, which are among the most iconic entertainment facilities in Las Vegas, feature gaming entertainment, large-scale hotels, extensive food and beverage options, state-of-the-art convention facilities, retail outlets and entertainment showrooms.
Our portfolio also includes market-leading regional resorts and destinations that we believe are benefiting from significant invested capital and positive industry trends and performance over recent years. The regional properties we own include award-winning casinos, hotels and entertainment facilities that are generally market leaders within their respective regions.
Under the terms of the Lease Agreements, our tenants are required to continue to invest in our properties, which we believe enhances the value of our properties and maintains their competitive market position.
•Our properties feature diversified sources of revenue on both a business and geographic basis. Our portfolio includes 49 geographically diverse casino resorts that serve numerous Metropolitan Statistical Areas (“MSAs”) in the United States and Canada. This diversity reduces our exposure to adverse events that may affect any single market. This also allows our tenants with operations across multiple resorts and geographies to derive revenue streams from an economically diverse set of customers and services to such customers. These services include gaming, food and beverage, entertainment, hospitality and other sources of revenue. We believe that this geographic diversity and the diversity of revenue sources that our tenants derive from our leased properties improves the stability of our rental revenue.
•Our long-term Lease Agreements provide a highly predictable base level of rent with embedded growth. Our properties are 100% occupied pursuant to our long-term triple-net Lease Agreements by subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, which provide us with a predictable level of rental revenue to support future cash distributions to our stockholders. Our Lease Agreements are generally long-term in nature with initial terms ranging from 15 to 30 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our Lease Agreements provide for annual base rent escalations which range from 1% in the earlier years to the greater of 2% or CPI in the later years, with certain of our leases providing for a cap with respect to the maximum CPI-based increase.
All of our casino resort properties are established assets, in most cases with extensive operating histories. Based on historical performance of the properties, we expect that the properties will continue to generate sufficient revenues for our tenants to pay to us all rent due under the Lease Agreements.
•Strong relationships with the operators of our properties and existing agreements provide for visible growth. We believe our relationships with the operators of our properties, including our contractual agreements with them and their applicable subsidiaries, will continue to drive significant benefits and mutual alignment of strategic interests in the future. We have entered into several right of first refusal, right of first offer and put-call agreements, as well as other strategic arrangements, including our Partner Property Growth Fund, which we believe provide the opportunity for significant embedded growth as we pursue our future strategic objectives.
•Portfolio of strategic loans with leading experiential operators. We have entered into strategic financing relationships with market-leading experiential brand operators such as Great Wolf Resorts Inc. (“Great Wolf”), a leading operator of family-oriented indoor waterparks, Cabot, an owner, developer and operator of world-class destination golf resorts and communities, and Canyon Ranch, a leading pioneer in integrative wellness. We believe these relationships may lead to additional mutually beneficial growth opportunities with these industry-leading experiential operators in the future. Furthermore, certain of these financing arrangements provide the potential to convert our investment into ownership of certain of the underlying real estate in the future.
•The payment obligations of our tenants are guaranteed by their parent entities, as applicable. All of our existing properties are leased to subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, substantially all of which guarantee the payment obligations of the respective tenants under their respective leases. The Venetian Tenant’s obligations under the Venetian Lease are not guaranteed by Apollo or any of its affiliates; however, the Venetian Lease does contain certain credit enhancements, which require the Venetian Tenant to provide a letter of credit to secure rent, real estate taxes and assessments and insurance obligations of the Venetian Tenant for a certain period of time if the operating results from the Venetian Resort do not meet certain thresholds.
In addition to the properties leased from us, certain of our tenants operate numerous other casino resorts, collectively comprising a recognized portfolio of brands in the United States and Canada.
•An experienced management team with deep real estate and industry experience. We have an experienced and independent management team that has been actively engaged in the leadership, acquisition and investment aspects of the hospitality, gaming, entertainment and real estate industries throughout their careers. Our Chief Executive Officer, Edward Pitoniak, and President and Chief Operating Officer, John Payne, are industry veterans with an average of over 30 years of experience in the REIT, gaming and experiential real estate industries, during which time they were able to drive controlled growth and diversification of significant real estate and gaming portfolios. Mr. Pitoniak’s prior service as an independent board member of multiple public companies provides him with a unique and meaningful management perspective and enables him to work with our independent board of directors as a trusted steward of our extensive portfolio. Our Chief Financial Officer and General Counsel have an average of over 20 years of experience in the REIT, real estate and hospitality industries and bring significant leadership and expertise to our team across capital markets, corporate finance, acquisitions, risk management and corporate governance.
•A diverse and independent board of directors with robust business and corporate governance experience. Our diverse and independent board of directors, which is made up of highly skilled and seasoned real estate, gaming, hospitality, consumer products and corporate professionals, was originally established to ensure no overlap between our tenants and the companies with which our directors are affiliated and has continued to improve and mature since our formation in 2017. For example, since formation we have increased diversity by adding three independent, female directors to our board. As of December 31, 2022, 50% of our independent directors are women, one of whom is racially diverse. In addition, 50% of our board of director leaders (comprised of the Chairs of the board of directors and each committee) are women. Robust corporate governance in the best interests of our stockholders is of central importance to the management of our company, as we have a separate, independent Chair of the board of directors, all members of our board except for our Chief Executive Officer are independent, and all members of our audit committee qualify as an “audit committee financial expert” as defined by the SEC. Directors are elected in uncontested elections by the affirmative vote of a majority of the votes cast on an annual basis, and stockholder approval is required prior to, or in certain circumstances within twelve months following, the adoption by our board of a stockholder rights plan.
Our Properties
Current Portfolio
The following tables summarize our current portfolio of properties which are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail, golf course and other resort amenities and activities.

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Current Portfolio - Casinos
Las Vegas—Destination Gaming
Caesars Palace Las Vegas	Las Vegas, NV	124	1,580	3,970	Caesars Las Vegas
Excalibur	Las Vegas, NV	93	936	3,981	MGM
Harrah’s Las Vegas	Las Vegas, NV	89	1,130	2,540	Caesars Las Vegas
Luxor	Las Vegas, NV	101	864	4,397	MGM
Mandalay Bay	Las Vegas, NV	152	1,059	4,750	MGM
MGM Grand	Las Vegas, NV	169	1,367	6,071	MGM
The Mirage	Las Vegas, NV	94	906	3,044	Mirage
New York - New York/The Park	Las Vegas, NV	81	947	2,024	MGM
Park MGM	Las Vegas, NV	66	810	2,898	MGM
Venetian Resort	Las Vegas, NV	225	1,690	7,100	Venetian
Boston
MGM Springfield	Springfield, MA	106	1,623	240	MGM

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Calgary
PURE Casino Calgary	Calgary, AB	22	871	N/A	PURE
PURE Casino Lethbridge	Lethbridge, AB	13	451	N/A	PURE
Chicago
Harrah’s Joliet (1)	Joliet, IL	39	900	200	Joliet
Horseshoe Hammond	Hammond, IN	117	2,090	N/A	Caesars Regional
Cincinnati
Hard Rock Cincinnati	Cincinnati, OH	100	1,900	N/A	Hard Rock Cincinnati
Cleveland
JACK Cleveland	Cleveland, OH	96	1,450	N/A	JACK
JACK Thistledown Racino	North Randall, OH	57	1,480	N/A	JACK
MGM Northfield Park	Northfield, OH	73	1,669	N/A	MGM
Dallas
Horseshoe Bossier City	Bossier City, LA	28	1,120	600	Caesars Regional
Margaritaville Resort Casino	Bossier City, LA	30	1,036	395	Margaritaville
Detroit
Hollywood Casino at Greektown	Detroit, MI	100	2,219	400	Greektown
MGM Grand Detroit	Detroit, MI	147	2,957	400	MGM
Edmonton
PURE Casino Edmonton	Edmonton, AB	72	895	N/A	PURE
PURE Casino Yellowhead	Edmonton, AB	75	792	N/A	PURE
Jackson
WaterView	Vicksburg, MS	37	660	122	Foundation
Kansas City
Harrah’s North Kansas City	North Kansas City, MO	60	1,020	390	Caesars Regional
Laughlin
Harrah’s Laughlin	Laughlin, NV	58	800	1,510	Caesars Regional
Louisville
Caesars Southern Indiana	Elizabeth, IN	74	1,190	500	EBCI
Memphis
Fitz	Robinsonville, MS	39	873	506	Foundation
Gold Strike Tunica	Robinsonville, MS	57	1,143	1,109	Gold Strike
Horseshoe Tunica	Robinsonville, MS	63	1,070	510	Caesars Regional
Nashville
Harrah’s Metropolis	Metropolis, IL	24	670	210	Caesars Regional
New Orleans
Beau Rivage	Biloxi, MS	85	1,591	1,740	MGM
Harrah’s Gulf Coast	Biloxi, MS	32	630	500	Caesars Regional
Harrah’s New Orleans	New Orleans, LA	104	1,380	450	Caesars Regional
New York
Empire City	Yonkers, NY	137	4,696	N/A	MGM
Omaha
Harrah’s Council Bluffs	Council Bluffs, IA	23	530	250	Caesars Regional
Horseshoe Council Bluffs	Council Bluffs, IA	55	1,390	150	Caesars Regional

MSA / Property	Location	Approx. Casino Sq. Ft. (000’s)	Approx. Gaming Units	Hotel Rooms	Lease Agreement
Pittsburgh
Mountaineer Casino Resort & Racetrack	New Cumberland, WV	72	1,145	357	Century Portfolio
Philadelphia
Borgata	Atlantic City, NJ	213	2,979	2,767	MGM
Caesars Atlantic City	Atlantic City, NJ	113	2,030	1,150	Caesars Regional
Harrah’s Atlantic City	Atlantic City, NJ	150	1,990	2,590	Caesars Regional
Harrah’s Philadelphia	Chester, PA	100	1,770	N/A	Caesars Regional
Reno / Sacramento
Harrah’s Lake Tahoe	Stateline, NV	54	780	510	Caesars Regional
Harvey’s Lake Tahoe	Lake Tahoe, NV	51	630	740	Caesars Regional
St. Louis
Century Casino Cape Girardeau	Cape Girardeau, MO	42	862	N/A	Century Portfolio
Century Casino Caruthersville	Caruthersville, MO	21	534	N/A	Century Portfolio
Washington D.C.
MGM National Harbor	Prince George’s County, MD	150	2,281	308	MGM
Total Casinos	49	4,083	65,386	59,379

Current Portfolio - Golf Courses
Las Vegas
Cascata Golf Course	Boulder City, NV	N/A	N/A	N/A	N/A
Rio Secco Golf Course	Henderson, NV	N/A	N/A	N/A	N/A
New Orleans
Grand Bear Golf Course	Saucier, MS	N/A	N/A	N/A	N/A
Louisville
Chariot Run Golf Course	Laconia, IN	N/A	N/A	N/A	N/A
Total Golf Courses	4	—	—	—
Total	53	4,083	65,386	59,379

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
Our Loan Agreements
Our loan portfolio consists of certain real estate debt investments, most of which we have originated for strategic reasons, and may provide the potential to convert our investment into the ownership of certain of the underlying real estate in a future period. For an overview of the provisions of our loan agreements, refer to Note 4 - Real Estate Portfolio included in our Financial Statements within this Annual Report on Form 10-K.

Our Embedded Growth Pipeline
We have entered into several put-call, call right, right of first refusal and right of first offer agreements, as well as other strategic arrangements, which we believe provide the opportunity for significant embedded growth as we pursue our future strategic objectives. Each of the transactions contemplated by the following agreements remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
Put-Call Agreements
•Caesars Indianapolis Put-Call. We have a put-call right agreement with Caesars (the “Caesars Indianapolis Put-Call Agreement”) with respect to two gaming facilities in Indiana, Harrah’s Hoosier Park and Horseshoe Indianapolis (together, the “Indianapolis Properties”), whereby (i) we have the right to acquire all of the land and real estate assets associated with the Indianapolis Properties at a price equal to 13.0x the initial annual rent of each facility (determined as provided below), and to simultaneously lease back each such property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage) and (ii) Caesars will have the right to require us to acquire the Indianapolis Properties at a price equal to 12.5x the initial annual rent of each facility, and to simultaneously lease back each such Indianapolis Property to a subsidiary of Caesars for initial annual rent equal to the property’s trailing four quarters EBITDA at the time of acquisition divided by 1.3 (i.e., the initial annual rent will be set at 1.3x rent coverage). As of January 1, 2022 and ending on December 31, 2024, either party is able to trigger its respective put or call, as applicable. The Caesars Indianapolis Put-Call Agreement provides that the leaseback of the Indianapolis Properties will be implemented through the addition of the Indianapolis Properties to the Regional Master Lease Agreement.
•Caesars Forum Put-Call. We have a put-call agreement with Caesars with respect to the Caesars Forum Convention Center (the “A&R Convention Center Put-Call Agreement”). The A&R Convention Center Put-Call Agreement provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Call Right”), at a price equal to 13.0x the initial annual rent for Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by us from September 18, 2025 (the scheduled maturity date of the Forum Convention Center Mortgage Loan) until December 31, 2026, (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center (the “Convention Center Put Right”) at a price equal to 13.0x the initial annual rent for the Caesars Forum Convention Center as proposed by Caesars (which shall be between $25.0 million and $35.0 million), exercisable by Caesars between January 1, 2024 and December 31, 2024, and (iii) if there is an event of default under the Forum Convention Center Mortgage Loan, the Convention Center Put Right will not be exercisable and we, at our option, may accelerate the Convention Center Call Right so that it is exercisable from the date of such event of default until December 31, 2026 (in addition to any other remedies available to us in connection with such event of default).
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
Call Right Agreements
•Canyon Ranch Austin Call Right. We entered into a call right agreement with Canyon Ranch pursuant to which we will have the right to acquire the real estate assets of Canyon Ranch Austin for up to 24 months following stabilization (with the Canyon Ranch Austin Loan balance being settled in connection with the exercise of such call right), which transaction will be structured as a sale leaseback (with the simultaneous entry into a triple-net lease with Canyon Ranch that will have an initial term of 25 years, with eight 5-year tenant renewal options).
•BigShots Call Right. We entered into a right of first offer and call right agreement (the “BigShots ROFO and Call Right Agreement”) with an affiliate of BigShots Golf (as defined below), pursuant to which we have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transactions will be structured as a sale leaseback.
Right of First Refusal (“ROFR”) and Right of First Offer (“ROFO”) Agreements
•Las Vegas Strip Assets ROFR. We have a ROFR agreement with Caesars in connection with the consummation of the Caesars Transaction (the “Las Vegas Strip ROFR Agreement”), pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a sale of the real estate and operations (a “WholeCo sale”), to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second such asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets still unsold plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars with respect to any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
•Horseshoe Baltimore ROFR. We have a ROFR agreement with Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility (subject to any consent required from Caesars’ joint venture partners with respect to this asset).
•Caesars Virginia Development ROFR. We have a ROFR agreement with EBCI and Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the development of a new casino resort in Danville, Virginia.
•Canyon Ranch ROFO. We have a ROFO agreement with Canyon Ranch with respect to future financing opportunities for Canyon Ranch and certain of its affiliates for the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions.
•BigShots ROFO. Pursuant to the BigShots ROFO and Call Right Agreement, for so long as the BigShots Loan (as defined below) remains outstanding and we continue to hold a majority interest therein, we will have a ROFO on any multi-site mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) in connection with the development of BigShots Golf, subject to additional terms and conditions.
Other Embedded Growth Agreements
•Canyon Ranch Purchase Option. We entered into a purchase option agreement with Canyon Ranch, pursuant to which we have an option to acquire the real estate assets associated with the existing Canyon Ranch Tucson and Canyon Ranch Lenox properties, which transactions will be structured as sale leasebacks, in each case solely to the extent Canyon Ranch elects to sell either or both such properties in a sale leaseback structure for a specific period of time, subject to certain conditions.
Our Partner Property Growth Fund
As part of our ongoing dialogue with our tenants, we continually seek opportunities to further our long-term partnerships and pursue our respective strategic objectives. We have entered into certain arrangements, which we collectively refer to as the Partner Property Growth Fund, with certain tenants relating to our funding of “same-store” capital improvements, including redevelopment, new construction projects and other property improvements, in exchange for increased rent pursuant to the terms of our existing Lease Agreements with such tenants (and subject to the specific terms and conditions included in any such agreement). Each of our Lease Agreements include provisions that provide a mechanism for us to pursue such opportunities. We continue to evaluate Partner Property Growth Fund opportunities with certain of our tenants from time to time and expect to pursue further investment as one component of our strategic growth plans, consistent with our aim to work collaboratively with such tenants to invest in growth opportunities and capital improvements that achieve mutually beneficial outcomes. Most recently, we committed to fund $51.9 million for the construction of a land-based casino with a 38-room hotel tower at Century Casino Caruthersville, which will result in $4.2 million of incremental annual rent under the Century Master Lease following completion of the projects. The following is a summary of our potential Partner Property Growth Fund opportunities:

•Hard Rock-Mirage Redevelopment. In connection with Hard Rock’s acquisition of the operations of the Mirage from MGM (and our entry into a triple-net lease agreement with Hard Rock with respect to the land and real estate assets of the Mirage), we agreed with Hard Rock to negotiate definitive documentation providing us the opportunity to fund an up to $1.5 billion redevelopment of the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third party financing for such redevelopment. The specific terms of the potential funding remain subject to ongoing discussion in connection with Hard Rock’s broader planning of the potential redevelopment, as well as the negotiation of definitive documentation between us and Hard Rock, and there are no assurances that the redevelopment of the Hard Rock-Mirage will occur on the contemplated terms, including through our financing, or at all.
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
The benefits of the foregoing and any future Partner Property Growth Fund opportunities will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements and there are no assurances that the foregoing and any future Partner Property Growth Fund opportunities will occur on the contemplated terms, including through our financing, or at all. See Item 1A - “Risk Factors—Risks Related to Our Business and Operations” for additional information.
Our Golf Courses
We own four championship golf courses located near certain of our properties, Rio Secco in Henderson, Nevada, Cascata in Boulder City, Nevada, Chariot Run in Laconia, Indiana and Grand Bear in Saucier, Mississippi (the “Golf Courses”). In addition, Rio Secco and Cascata are in close proximity to the Las Vegas Strip. These golf courses, which are operated by a third-party golf resort operator, CDN Golf Management Inc. (“CDN Golf”), an affiliate of Cabot, pursuant to a golf course management agreement, provide ancillary revenue and benefit from a use agreement entered into with Caesars, both of which agreements are described below.
•Cabot Golf Course Management Agreement. On October 1, 2022, we entered into a management agreement with CDN Golf, an affiliate of Cabot, a developer, owner and operator of world-class destination golf resorts and communities, pursuant to which CDN Golf manages our four Golf Courses. Pursuant to the management agreement, CDN Golf has assumed all day-to-day operations of the Golf Courses and the employees at each of the Golf Courses are employees of CDN Golf. We continue to own the Golf Courses within our TRS, VICI Golf. The management agreement has a term of 20 years with two five-year renewal options upon mutual agreement of Cabot and us, subject to certain early termination rights.
•Golf Course Use Agreement. Pursuant to a golf course use agreement (as amended, the “Golf Course Use Agreement”), Caesars is granted specific rights and privileges to the Golf Courses, including (i) preferred access to tee times for guests of Caesars casinos and/or hotels located within the same markets as the Golf Courses, (ii) preferred rates for guests of Caesars casinos and/or hotels located within the same markets as the Golf Courses, and (iii) availability for golf tournaments and events at preferred rates and discounts. As of December 31, 2022, current annual payments under the Golf Course Use Agreement are comprised of an approximately $11.5 million annual membership fee, $3.7 million of use fees and $1.4 million of minimum rounds fees, subject to certain adjustments.
Our Relationship with Caesars and MGM
Caesars and MGM, our two largest tenants representing 43% and 36%, respectively, of our annualized rent as of December 31, 2022, are leading owners and operators of gaming, entertainment and leisure properties. Caesars and MGM maintain a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers.
To govern the ongoing relationship between us and Caesars and us and MGM, in addition to the applicable Lease Agreements, we have entered into various agreements with Caesars and MGM and/or their subsidiaries as described herein. The summaries presented herein are not complete and are qualified in their entirety by reference to the full text of the applicable agreements, certain of which are included as exhibits to this Annual Report on Form 10-K.

•Caesars Guaranty. Caesars has executed guaranties with respect to the Las Vegas Master Lease (the “Las Vegas Lease Guaranty”), the Regional Master Lease (the “Regional Lease Guaranty”) and the Joliet Lease (the “Joliet Lease Guaranty” and, together with the Las Vegas Lease Guaranty and the Regional Lease Guaranty, the “Caesars Guaranties”), guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Leases, including all rent and other sums payable by the tenants under the Caesars Leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Leases, (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Leases, and (iii) all monetary obligations under the Golf Course Use Agreement.
•MGM Guaranty. MGM has executed a guaranty with respect to the MGM Master Lease and MGM Grand/Mandalay Bay Lease guaranteeing the prompt and complete payment and performance in full of all monetary obligations of the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease, including all rent and other sums payable by the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease and the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease.
•Caesars Tax Matters Agreement. We have entered into a tax matters agreement (the “Tax Matters Agreement”), which addresses matters relating to the payment of taxes and entitlement to tax refunds by Caesars, Caesars Entertainment Operating Company, Inc. (“CEOC”), VICI LP and us, and allocates certain liabilities, including providing for certain covenants and indemnities, relating to the payment of such taxes, receipt of such refunds, and preparation of tax returns relating thereto. In general, the Tax Matters Agreement provides for the preparation and filing by Caesars of tax returns relating to CEOC and for the preparation and filing by us of tax returns relating to us and our operations. Under the Tax Matters Agreement, Caesars has agreed to indemnify us for any taxes allocated to CEOC that we are required to pay pursuant to our tax returns and we have agreed to indemnify Caesars for any taxes allocated to us that Caesars or CEOC is required to pay pursuant to a Caesars or CEOC tax return.
Under the Tax Matters Agreement, Caesars has agreed to indemnify us for taxes attributable to acts or omissions taken by Caesars and we have agreed to indemnify Caesars for taxes attributable to our acts or omissions, in each case that cause a failure of the transactions entered into as part of the Plan of Reorganization (as defined below) to qualify as tax-free under the Internal Revenue Code of 1986, as amended (the “Code”).
•MGM Tax Protection Agreements. We entered into the MGM Tax Protection Agreement pursuant to which VICI OP has agreed, subject to certain exceptions, for a period of 15 years following the closing of the Mergers (subject to early termination under certain circumstances), to indemnify MGM and certain of its subsidiaries (the “Protected Parties”) for certain tax liabilities resulting from (1) the sale, transfer, exchange or other disposition of a property owned directly or indirectly by MGP OP immediately prior to the closing date of the Mergers (each, a “Protected Property”), (2) a merger, consolidation, transfer of all assets of, or other significant transaction involving VICI OP pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (3) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to MGM, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of VICI OP or VICI to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that VICI OP or VICI breaches restrictions in the MGM Tax Protection Agreement, VICI OP will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. In addition, the MGM Grand/Mandalay Bay JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP in April 2022 and subsequently acquiring the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV in January 2023, we bear any indemnity under this existing tax protection agreement.

Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity firms, hedge funds, sovereign funds, lenders and other private investors. In addition, revenues from our properties pursuant to the Lease Agreements are dependent on the ability of our tenants and operators to compete with other gaming operators in their respective markets. The operators of our properties compete on a local, regional, national and international basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming, sports betting and other forms of gaming in the United States.
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
Human Capital Management
As of December 31, 2022, we employed 23 employees, all of which are full-time. All of our employees are employed at VICI LP in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York.
•Corporate Culture and Engagement. We are committed to creating and sustaining a positive work environment and corporate culture that fosters diversity and inclusion, and employee engagement, through the instillation of our core values, as well as competitive benefit programs, training and internal development opportunities, professional development reimbursement, and community service events. To assist in fulfilling that commitment, we measure our organizational culture, degree of inclusion and employee engagement through, among other things, an annual, independent third-party employee satisfaction survey, which provides management with insights regarding key issues and priorities to maintain and improve the health, well-being and satisfaction of our employees.
•Board Oversight. Our management reports to the compensation committee of the board of directors on a regular basis, as well as the full board of directors, as necessary, to periodically review our human capital management programs, including those relating to our diversity and inclusion efforts (led by our Diversity and Inclusion Task Force formed in 2020), employee compensation and benefits, and related matters, such as training and recruiting, retention and hiring practices.
•Diversity. As of December 31, 2022, 43% of our directors (and 50% of our independent directors), 50% of our board of director leaders (comprised of the Chairs of the board of directors and each committee), 43% of our employees and 25% of our executive officers were female. In addition, 14% of our directors and 30% of our employees identified as a member of an ethnic and/or racial minority group.
•Compensation and Benefits. We offer a comprehensive employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements, and access to an employee assistance program, including mental health and wellness support services. We continually evaluate existing benefits and explore additional or new benefits to be responsive to our employee feedback and meaningfully enhance employee benefits.
•Education, Training and Development. We invest in employee education, training and development by conducting regular training programs to educate and advance our employees’ understanding of concepts relevant to our business, as well as with respect to issues such as diversity and anti-harassment and other matters outlined in our Code of Business Conduct. We also encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible professional development reimbursement policy.

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
•Review and Approval of Transactions. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and, in some cases, approved by certain gaming authorities. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.
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

Pursuant to federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where the current or previous operator of the property sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.
In connection with the ownership of our current properties, as well as properties to be acquired subject to pending or future transactions, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
Sustainability
We continue to focus on developing our efforts relative to implementing and reporting on environmental sustainability efforts at our properties. We have implemented and continue to pursue tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties and to gather environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio. Our existing leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including the implementation of environmental sustainability initiatives consistent with their business strategies and revenue objectives, and generally do not permit us to require the collection or reporting of environmental sustainability data (subject to relevant provisions in certain of our more recent leases and lease amendments). Although not contractually required, certain of our tenants report to us on, among other things, LEED certification, water and energy use, greenhouse gas emissions and waste diversion. In addition, we have implemented recording and reporting protocols at our Golf Courses through a third-party service provider to facilitate the monitoring of utility data at our Golf Courses in order to more fully understand the environmental impact of our operations, key drivers and trends with respect to utility usage at each of our courses. Pursuant to our management agreement with respect to the Golf Courses, we expect to work in partnership with CDN Golf to continue to implement sustainability initiatives at the Golf Courses and reduce the environmental impact of our Golf Courses. In 2022, we engaged an environmental consultant to evaluate climate change-related risks at each property and across our portfolio in alignment with the Task Force on Climate-Related Financial Disclosures (TCFD) guidelines and incorporated climate change-related risk into our enterprise risk management framework. Our Environmental Sustainability and Social Responsibility Task Force comprising employees across multiple professional levels, including our Chief Financial Officer and General Counsel, is responsible for our environmental sustainability initiatives, and reports to the Nominating and Governance Committee of our Board of Directors on a quarterly basis, and more frequently as necessary, with respect to environmental sustainability matters. Additionally, beginning in the first quarter of 2023, we engaged an external advisor to facilitate our continued enhancement of, among other things, our sustainability performance, our tenant and stakeholder engagement initiatives, and our related reporting (including pursuant to external disclosure frameworks and standards). In partnership with CDN Golf and with the assistance of our consultants and advisors, we expect that our performance assessment and the ongoing expansion of our monitoring and reporting functions will inform our ability to set meaningful performance and improvement targets with respect to the environmental impact of our operations in future years. Certain of our tenants at our leased properties, including Caesars and MGM, have also independently set sustainability-related targets with respect to their overall business and portfolio, which include our leased properties. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming, Seminole Hard Rock and the Venetian Tenant, we are reliant on these parties to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a new brand.
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
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including VICI OP. We may also pursue opportunities to provide mortgage or mezzanine financing, preferred equity investments or other forms of financing for investment in certain situations where such structure significantly replicates the economics of our leases, provides for strategic growth opportunities and/or partnerships, and may provide the potential to convert our investment into the ownership of the underlying real estate in a future period.
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
•Investments in Real Estate Debt. We have made, and may continue to make, investments in mortgages or other forms of real estate-related debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments; provided, in each case, that such investment is consistent with our qualification as a REIT. These investments are generally made for strategic purposes including (i) the potential to convert our investment into the ownership of the underlying real estate in a future period, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments and (iii) the ability to make initial investments in experiential asset classes outside of gaming with the goal of increasing our investment activity in these asset classes over time. Investments in real estate-related debt are subject to various risks, including the risk that a borrower may default under certain provisions governing the debt investment and that the collateral securing the investment may not be sufficient to enable us to recover our full investment.
•Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, subject to the asset tests and gross income tests necessary for our qualification as a REIT. We do not currently have any policy limiting the types of entities in which we may invest or the proportion of assets to be so invested, whether through acquisition of an entity’s common stock, limited liability or partnership interests, interests in another REIT or entry into a joint venture. We have no current plans to make additional investments in entities that are not engaged in real estate activities. Our investment objectives are to maximize the cash flow of our investments, acquire investments with growth potential and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of these investment objectives.

•Investments in Short-term Commercial Paper and Discount Notes. We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises, including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities of up to 180 days.
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
Corporate Information
We were initially organized as a limited liability company in the State of Delaware on July 5, 2016 as a wholly owned subsidiary of CEOC. On May 5, 2017, we subsequently converted to a corporation under the laws of the State of Maryland and issued shares of common stock to CEOC as part of our formation transactions, which shares were subsequently transferred by CEOC to our initial stockholders.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:
•the impact of changes in general economic conditions and market developments, including rising inflation, rising interest rates, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•the impact of the rise in interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all;
•risks associated with our pending and recently closed transactions, including our ability or failure to realize the anticipated benefits thereof;
•our dependence on our tenants at our properties, including their financial condition, results of operations, cash flows and performance, and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us;
•the possibility that our pending transactions may not be consummated on the terms or timeframes contemplated, or at all;
•the ability of the parties to our pending transactions and any future transactions to satisfy the conditions set forth in the definitive transaction documents, including the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate the pending transactions, or other delays or impediments to completing the transactions;
•our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all;
•the anticipated benefits of certain arrangements with certain tenants in connection with our Partner Property Growth Fund;
•our ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements;
•our borrowers’ ability to repay their outstanding loan obligations to us;
•our dependence on the gaming industry;
•our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes;
•the impact of extensive regulation from gaming and other regulatory authorities;
•the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals;
•the possibility that our tenants may choose not to renew their respective Lease Agreements following the initial or subsequent terms of the leases;
•restrictions on our ability to sell our properties subject to the Lease Agreements;
•our tenants and any guarantors’ historical results may not be a reliable indicator of their future results;

•our substantial amount of indebtedness, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness;
•our historical financial information may not be reliable indicators of, our future results of operations, financial condition and cash flows;
•our inability to successfully pursue investments in, and acquisitions of, additional properties;
•the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions;
•the impact of changes to the U.S. federal income tax laws;
•the possibility of adverse tax consequences as a result of our pending or recently completed transactions, including tax protection agreements to which we are a party;
•increased volatility in our stock price, including as a result of our pending or recently completed transactions;
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
•our reliance on distributions received from our subsidiaries, including VICI OP, to make distributions to our stockholders;
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
Risks Related to Our Business and Operations
We are and will always be significantly dependent on our tenants for substantially all of our revenues. An event that has a material adverse effect on any of our significant tenants’ businesses, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Currently, our two largest tenants, Caesars and MGM, comprise approximately 79% of our total estimated annualized cash rent as of December 31, 2022. Because the leases are triple-net leases, in addition to the rent payment obligations for these tenants, we depend on these tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that our significant tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that the applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and rental and other payments due to us or others. If income at these properties were to decline for any reason, or if a tenant’s debt service requirements were to increase or if their creditworthiness were to become impaired for any reason, a tenant or the applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, including our ability to make distributions to our stockholders.
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
Due to our dependence on rental and other payments from our significant tenants as our primary source of revenue, we may be limited in our ability to enforce our rights under our Lease Agreements or other agreements with our significant tenants or terminate such other agreements or, due to our predominantly master lease structure, certain leases with respect to any particular property. Failure by our significant tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable Lease Agreement, requiring us to find another tenant for such property, to the extent possible, or a decrease or cessation of rental payments by such tenants, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenues and could have a material adverse effect on us.
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
Our properties on the Las Vegas Strip generated approximately 45% of our total revenues for the year ended December 31, 2022 and we expect this concentration to continue in the foreseeable future. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of our tenants. We cannot control the number or frequency of flights to or from Las Vegas, but our two largest tenants (Caesars and MGM) rely on air traffic for a significant portion of their visitors to these properties and any reductions in flights to Las Vegas may impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties on the Las Vegas Strip reside. Any limitations on travel from Southern California to our properties on the Las Vegas Strip, such as capacity constraints of that highway or any other traffic disruptions, may also affect the number of customers who visit our facilities. Moreover, due to the importance of our ten properties on the Las Vegas Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and climate change impacts, including heat stress, water stress, and drought, should such developments occur in or nearby, or otherwise impact, Las Vegas. In addition, a material adverse impact on Caesars and/or MGM, even unrelated to their operations in Las Vegas, that negatively affects their financial condition, could materially and adversely affect us, given our reliance on their performance as tenants in our properties on the Las Vegas Strip.
Our tenants are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective Lease Agreements and loan and other agreements with them. These lease payments, as well as interest payments on their outstanding indebtedness, could adversely affect our tenants’ business and financial condition, as well as their ability to satisfy their contractual payment obligations to us.
Our tenants and their subsidiaries are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective Lease Agreements and loan and other agreements with them. For example, our two largest tenants, Caesars and MGM, are obligated to pay us approximately $1.2 billion and $1.1 billion, respectively, in estimated annual payments for 2023 under (i) the Caesars Leases and Caesars’ other agreements with us, and (ii) the MGM Master Lease and the MGM Grand/Mandalay Bay Lease, respectively.
In addition, annual rent escalations under our Lease Agreements over specified periods will generally continue to apply regardless of the amount of cash flows generated by the properties that are subject to such Lease Agreements. Through our Partner Property Growth Fund, we may agree with our tenants to fund capital improvements in exchange for increased rent under the applicable Lease Agreement, which would increase the amount of such tenant’s rent obligations to us in accordance with the terms of the funding. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated in connection with any such capital improvements, the rents payable under such Lease Agreements will comprise a higher percentage of the cash flows generated by the applicable tenant and its subsidiaries, which could make it more difficult for the applicable subsidiaries to meet their payment obligations to us under the Lease Agreements and could ultimately adversely affect the applicable guarantor’s ability to satisfy their respective obligations to us under the related guarantees. See Item 1 “Business-Our Lease Agreements” and Item 1 “Business-Our Relationship with Caesars and MGM” for additional information regarding such agreements. If our significant tenants’ businesses and properties fail to generate sufficient earnings, they may be unable to satisfy their (or their subsidiaries’) obligations under their respective Lease Agreements and loan and other agreements, including related guarantees.
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
In addition, our tenants’ indebtedness and the fact that a significant portion of their cash flow may be used to make interest payments could adversely affect their ability to satisfy their obligations to us under the applicable Lease Agreements and other agreements.

We are dependent on the gaming industry and may be susceptible to the risks associated with it, including changes in consumer behavior and discretionary spending as a result of an economic slowdown, increased inflation, rising interest rates, or otherwise, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As the landlord and owner of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control, including the COVID-19 pandemic and other similar health crises, labor shortages, travel restrictions, supply chain disruptions and property closures. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because, among other things, a component of the rent under certain of the Lease Agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties and such effect could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
The gaming industry is characterized by a high degree of competition among a large number of participants, including land-based casinos, riverboat casinos, dockside casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the United States and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. In recent years, there has been additional significant competition in the gaming industry as a result of, among other things, the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, increased internet gaming and sports betting or legislative changes in various jurisdictions. As competing properties and new markets are opened, we may be negatively impacted.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, such as casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. Decreases in discretionary spending or changing consumer preferences and weakened general economic conditions such as, but not limited to, recessions, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, inflation, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, instability in global, national and regional economic activity and increased stock market volatility have historically resulted in long-term material adverse effects on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming industry and, as a result, may negatively impact our revenues and operating cash flows. Because we are dependent on the gaming industry, the immediate and long-term effects of the foregoing on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
The ownership, operation, and management of gaming and racing facilities are subject to extensive regulation by one or more gaming authorities in each applicable jurisdiction where gaming and racing facilities are permitted. These gaming and racing regulations impact our gaming and racing tenants and persons associated with our gaming and racing facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities in the jurisdictions in which we hold properties may require us and/or our affiliates to maintain a license as a principal, key business entity or supplier because of our status as landlord. Gaming regulatory authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our stockholders, officers and directors may be required to be found suitable as well. Gaming regulatory authorities also have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the gaming or other licenses of our tenants, impose substantial fines or take other actions, any one of which could adversely impact the business, financial condition and results of operations of our tenants. In addition, in many jurisdictions, licenses are granted for limited durations and require renewal from time to time.
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
Additionally, because we and our tenants are subject to regulation in numerous jurisdictions, and because regulatory agencies within each jurisdiction review compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. The loss of gaming licenses by our tenants could result in, among other things, the cessation of operations at one or more of the facilities we lease to such tenants. The loss of gaming licenses by us could result in, among other things, an event of default under certain of our indebtedness, and cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements.
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
Our pursuit of investments in, and acquisitions of, experiential assets and other strategic opportunities may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with our acquisition of such properties.
We intend to continue to pursue acquisitions of gaming, hospitality, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets” and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives, including through discussions with potential counterparties. In addition, from time to time, we have entered, and may in the future enter, into strategic arrangements with counterparties, which arrangements may be non-binding or subject to conditions, including the negotiation of definitive documentation. There is no guarantee that any of these discussions or arrangements will result in definitive agreements, the completion of any transaction, or the realization of the anticipated benefits of any transaction and pursuing these opportunities may require the allocation of a significant amount of our management resources to such a transaction, which could negatively impact our operations. Additionally, we may not identify all potential costs and liabilities in the course of our due diligence in connection with these opportunities. In the event that a cost or liability is not adequately identified in the course of such due diligence or addressed in the course of negotiating such transaction, we may not fully realize the anticipated benefit of such transaction, if at all, or our business, financial condition, liquidity, results of operations and prospects could be adversely affected.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources, access to capital and lower costs of capital or different investment parameters. Increased competition will make it more challenging to identify and successfully capitalize on transaction opportunities that meet our investment objectives. If we cannot identify and purchase or make investments in a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance transactions on commercially favorable terms, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance transactions. As a result, if debt or equity financing is not available on acceptable terms, further transactions might be limited or curtailed.
Investments in and acquisitions of gaming properties and other experiential properties, as well as investments in our existing properties through our Partner Property Growth Fund, entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the operator or manager will underperform. Adverse economic and market conditions, including rising interest rates and market volatility, as well as the impact of the COVID-19 pandemic, also present challenges with respect to assessing a potential counterparties’ historical and projected performance, as well as underlying asset values. In addition, we may not realize the benefits of our Partner Property Growth Fund opportunities on a timely basis, or at all, and such opportunities may be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately requested under such arrangements. In addition, our Partner Property Growth Fund opportunities may be subject to the negotiation of definitive documentation or other conditions, or additional terms and conditions pursuant to our existing Lease Agreements or separate agreements we may enter into with our tenants with respect to such opportunities.
Further, even if we are able to acquire or invest in additional properties in the future, there is no guarantee that such properties will be able to maintain their historical performance or achieve their projected performance, which may prevent the ability of our tenants to pay the partial or total amount of the required lease payments under the respective Lease Agreements or our borrowers to fulfill their payment obligations under the applicable agreement. In addition, our financing of these acquisitions and investments could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of new equity, which would be dilutive to existing stockholders. Due to market considerations and in light of the timing typically required to obtain regulatory approvals for gaming transactions, any such financing may take place substantially in advance of closing of such transaction (and the receipt of rent or other payments under a lease or other applicable agreement) and negatively impact our operating results during such period. In addition, we cannot make assurances that we will be successful in implementing our business and growth strategies or that any additional transactions will improve our operating results. The failure to identify and acquire or invest in new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders.
We are subject to additional risks due to the location of properties that we own, or may acquire in the future, outside the United States.
In connection with our recently completed acquisition of the real estate assets of the PURE Portfolio, we acquired our first properties outside the United States. Additionally, we may in the future acquire or make investments in additional properties located in other countries, including Canada. The value of the PURE Portfolio and any other properties we purchase in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions. The laws and business practices of foreign jurisdictions may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to, the following: (i) the burden of complying with non-U.S. laws including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) imposition of adverse or confiscatory taxes, changes in real estate and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in other countries; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of transactions (including pursuant to our put-call and right of first refusal agreements), which could result in periods in which we are unable to receive rent related to, or otherwise realize the benefits of, such transactions, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
In addition, given the highly regulated nature of the gaming industry, any future transactions we enter into (including pursuant to our put-call and right of first refusal agreements) are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a transaction (including with respect to the future entry into a new lease agreement) is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction.
Our long-term, triple-net leases may not result in fair market lease rates over time, which could negatively impact our results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders.
All of our rental revenue and a substantial majority of our total revenue is generated from the Lease Agreements, which are long-term triple-net leases and provide greater flexibility to the respective tenants related to the use of the applicable leased property than would be the case with ordinary property leases, such as the right to sublease certain portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, consistent with typical triple-net leases, our Lease Agreements have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into long-term triple net leases. Inflation as measured by changes in the consumer price index (“CPI”) increased at an average of 5.6% in 2022. While certain of our Lease Agreements contain escalation provisions that are tied to changes in the CPI, these annual escalators in some cases do not apply until future periods as specified under the applicable Lease Agreements. In addition, certain of these annual escalators are subject to a maximum cap, which could result in lower rent escalation than any such CPI increase in a single year or over a longer period. For example, under the MGM Master Lease, the CPI escalator is fixed at 2.0% for two through ten of the MGM Master Lease and, for the remainder of the term, the escalator is the greater of 2.0% and CPI, subject to a 3.0% cap. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into long-term triple net leases, or entered into such leases on different terms.
Our tenants may choose not to renew the Lease Agreements.
We enter into long-term lease agreements with our tenants, consisting of an initial lease term with the potential for the tenant to extend for multiple additional terms, which may be subject to additional terms and conditions. At the expiration of the initial lease term or of any additional renewal term thereafter, our tenants may choose not to renew the applicable Lease Agreement. If a Lease Agreement expires without renewal and we are not able to find suitable, credit-worthy tenants to replace the previous tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. In particular with respect to the coterminous nature of the Caesars Leases, this risk would be exacerbated if Caesars elected not to renew all such lease agreements at any one time.
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
In connection with the MGP Transactions, we entered into the MGM Tax Protection Agreement pursuant to which, subject to certain exceptions, we agreed to indemnify the Protected Parties (as defined in the MGM Tax Protection Agreement) for certain tax liabilities, during the Protected Period (as defined in the MGM Tax Protection Agreement), resulting from (i) the sale, transfer, exchange or other disposition of Protected Property (as defined in the MGM Tax Protection Agreement), (ii) a merger, consolidation, or transfer of all of the assets of, or certain other transactions undertaken by us pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (iii) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to the Protected Parties, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (iv) the failure of VICI OP or us to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In addition, the MGM Grand/Mandalay Bay JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP and subsequently the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV, we bear any indemnity under this existing tax protection agreement. In the event that we breach restrictions in these agreements, we will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. Therefore, although it may be in the best interests of our stockholders for us to sell a certain property, it may be economically prohibitive for us to do so during the specified period because of these indemnity obligations.
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
We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal agreements and right of first offer agreements, if we are unable to obtain additional financing. In addition, pursuant to one such agreement, we may be forced to dispose of Harrah’s Las Vegas to Caesars, possibly on disadvantageous terms.
Pursuant to certain put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements, as further described in Item 1 "Business-Our Embedded Growth Pipeline", we have certain rights to purchase the properties subject to these agreements, subject to the terms and conditions included in each agreement with respect to each property. In order to exercise these rights and any similar rights we obtain in the future or to fulfill our obligations with respect to certain put rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms, or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties, including the Caesars Forum Convention Center, or to fulfill our obligations with respect to certain put rights. Even if financing with acceptable terms is available to us, we may not exercise any of these rights. Further, each of the transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
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
The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the Lease Agreements, the related guarantees or loan agreements and certain Lease Agreements being re-characterized as disguised financing transactions, resulting in material losses to us.
We are subject to the credit risk of our tenants and borrowers in connection with the rental and other obligations owed to us under applicable leases, guarantees, and other financing agreements. We cannot provide assurances that our tenants and borrowers will not default on their obligations and fail to make payments to us. In particular, disruptions in the financial and credit markets, local economic conditions and other factors affecting the gaming industry, including the COVID-19 pandemic, may affect our tenants’ and borrowers’ ability to obtain financing to operate their businesses or continue to profitability execute their business plans. This, in turn, may cause our tenants and borrowers to be unable to meet their financial obligations, including making rental or loan payments to us, as applicable, which may result in their bankruptcy or insolvency. In addition, in the event of a bankruptcy of our tenants, borrowers or their respective guarantors, any claim for damages under the applicable lease, loan agreement or guarantee may not be paid in full. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Furthermore, with respect to tenants whose obligations are guaranteed by a single guarantor (including Caesars and MGM), although the tenants’ performance and payments are guaranteed, a default by the applicable tenant, or by the guarantor with regard to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the respective Lease Agreements. In event of such a default, there can be no assurances that the tenants or the guarantor would assume the applicable Lease Agreements or the related guarantees, and if such Lease Agreements or guarantees were rejected, the tenant or the guarantor, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms.
In addition, if Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes certain components of the Caesars Transaction, specifically the increase in annual rent payable to us associated with Caesars Palace Las Vegas and Harrah’s Las Vegas under the Las Vegas Master Lease as a disguised financing transaction. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the Caesars Transaction could either be secured or unsecured. Generally, the leases permit us to take steps to create and perfect a security interest in the leased property, but such attempts could be subject to challenge by the tenant or its creditors and, with respect to the additional rent acquired, there is no assurance that a court would find that portion of our claim to be secured. The bankrupt lessee and other affiliates of Caesars and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the applicable lease with respect to the additional rent. If approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the Caesars Transaction, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.
We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject, if applicable, to the terms of the Lease Agreements. For example, in 2020 and 2021, we, together with Caesars, sold Harrah’s Reno, Bally’s Atlantic City and Harrah’s Louisiana Downs in accordance with the terms of the Regional Master Lease Agreement. These sales or divestitures could affect our costs, revenues, results of operations, financial condition, liquidity and our ability to comply with applicable financial covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested assets, and potential post-closing claims for indemnification. In addition, economic conditions, such as high inflation or rising interest rates, and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts with respect to potential sales or divestitures.
Our properties and the properties securing our loans are subject to climate change, natural disasters, other adverse or extreme weather conditions, casualty and condemnation risks, and terrorist attacks or other acts of violence, the occurrence of which may adversely affect our results of operations, financial condition and liquidity.
Our properties and our borrowers’ properties secured as collateral are located in areas that may be subject to climate change and other natural disasters, such as earthquakes, and adverse or extreme weather conditions, including, but not limited to, drought or water stress, heat stress, hurricanes and flooding. Such natural disasters or weather conditions may interrupt operations at the casinos, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake could damage or destroy our properties. In addition, our operations could be adversely impacted by a drought, water stress or other cause of acute water shortage. In Las Vegas and the surrounding region, a significant majority of water is sourced from the Colorado River and water levels in Lake Mead, which serves as a reservoir, have steadily declined in recent years, resulting in various regulatory bodies pursuing water conservation initiatives. A severe drought or prolonged water stress experienced in Las Vegas and the surrounding region or in the other regions in which we own properties, as well as the potential impact of regulatory efforts to address such conditions, could adversely affect the business and financial results at our properties located in such regions. Although the tenants and borrowers, as applicable, are required to maintain both property and business interruption insurance coverage, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot make assurances that we or our tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such climate change impacts, natural disasters and extreme weather conditions. While the Lease Agreements and existing loan agreements require, and lease agreements and loan agreements we may enter into in the future are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants and borrowers, as applicable, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Furthermore, under such circumstances we may be required under the terms of our debt financing agreements to contribute all or a portion of insurance proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the insurance proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund the repairs and may be required to obtain additional financing, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
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
In addition, our Lease Agreements typically include provisions allowing the applicable tenant to either remove an individual facility from such lease or to terminate such lease in certain cases of casualty or condemnation within the final years of the lease term (as applicable), including, in the case of the Regional Lease Agreement and the MGM Master Lease, the tenant’s right to remove a facility in certain cases in which a casualty event representing damage in excess of a certain value threshold occurs to such facility during the final two years of the applicable lease term or a condemnation event occurs that renders such facility unsuitable for its primary intended use. If a facility is removed from a lease or a lease is terminated, in most cases we will likely lose the rent associated with the applicable affected facility or facilities, which would have a negative impact on our financial results. Following any such removal or termination, even if we are able to restore the affected property or any portion thereof, we could be limited to selling such property or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on terms comparable to the previous lease, or at all.
Extreme weather conditions such as flooding, water stress and heat stress caused by climate change may adversely affect our business.
Pursuant to an assessment from a third-party environmental consultant, we evaluated the degree of risk our individual properties and overall portfolio are subject to due to the potential impact of flooding, heat stress, water stress, drought, extreme winds, wildfires, and seismic events, as well as other extreme weather conditions caused by climate change. The assessment determined that our properties are subject to varying degrees of risk with respect to these potential impacts and, with respect to our overall portfolio, we determined that flooding, water stress and heat stress pose the greatest material risk to our properties, including:
•water stress and heat stress risks at our Nevada properties;
•flooding, heat stress and wind risks at our properties in the Southeast United States;
•flooding and heat stress risks in the Midwest United States; and
•flooding risks at our properties in the Northeast United States and West Virginia.
Additionally, rising sea levels, changes in precipitation and temperature attributable to climate change, may decrease the value of our properties through physical damage, a decrease in demand and/or a decrease in rent for the properties located in the areas affected by these conditions. If any of the climate and weather scenarios described above were to occur, we may incur material costs to address these conditions and protect such assets (to the extent not covered by our tenants under the terms of our leases) or may sustain damage, a decrease in value or total loss of such assets.
In addition, extreme weather conditions caused by climate change may result in reduced economic activity in these areas, which could reduce consumer demand for our tenants’ operations at our properties and harm their operations and financial performance, which could reduce the rent payable to us under the Lease Agreements and make it difficult for us to renew or re-lease our properties on favorable lease terms, or at all. Over the long term, climate change impacts may adversely affect the viability of our tenants’ operations and continued investment in our properties, as well as the value of such properties. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Any of the above could have a material and adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements or similar agreements.
Many of the properties that we own or that serve as collateral under our loan agreements are, and properties that we may acquire or lend against in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease space to third parties, enforce our rights as a lender and otherwise realize additional value from these properties. Such property restrictions could include the following: limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on transferability or use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect us.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and our General Counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business. We do not have key man or similar life insurance policies covering members of our executive management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. In addition, the appointment or replacement of certain key members of our executive management team may be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in certain of the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives, which could materially and adversely affect our financial condition, liquidity, results of operations and prospects.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. For example we engaged a third‐party energy and sustainability consultant who performed a regulatory compliance risk assessment that found that four of our properties are currently subject to active energy use benchmarking requirements due to their location. Although we do not operate or manage most of our properties, as they are subject to triple-net leases, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release, and to preserve claims for damages. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.
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
If our separation from CEOC, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, CEOC could be subject to significant tax liabilities and in certain circumstances, we could be required to indemnify CEOC for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
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
Notwithstanding the IRS ruling and tax opinion, the IRS could determine the separation should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the IRS ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.
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
We face risks associated with cybersecurity incidents and other significant disruptions of our information technology (IT) networks and related systems or those IT networks and systems of third parties.
We use our own IT networks and related systems to access, store, transmit, and manage or support a variety of our business processes and information. We face risks associated with cybersecurity incidents and other significant disruptions of our IT networks and related systems, including as a result of cyber-attacks or cyber-intrusions over the internet, malware or ransomware, computer phishing attempts and other forms of social engineering. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events have had a material impact on our operations or financial results. These cybersecurity incidents or other significant disruptions could be caused by persons inside our organization, persons outside our organization with authorized access to systems inside our organization or by individuals outside our organization through unauthorized access. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we make efforts to maintain the security and integrity of our IT networks and related systems and we have implemented various measures to manage the risk of a cybersecurity incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incident or disruptions would not be successful or damaging to our operations. A cybersecurity incident or other significant disruption involving our IT networks and related systems could, among other things: (i) disrupt the proper functioning of our networks and systems; (ii) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (iii) result in our inability to monitor or maintain our compliance with applicable legal and regulatory requirements; (iv) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which unauthorized parties could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (v) require significant management attention and resources to address or remedy any damages that result; (vi) subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; (vii) subject us to regulatory enforcement actions, including penalties, fines and investigations; and (viii) damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock. Additionally, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation or otherwise harm us.
In the conduct of our business, we and our tenants rely on relationships with third parties, including cloud data storage and other information technology service providers, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks as we are relating to cybersecurity, business interruption, and systems and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business.
There may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a cybersecurity incident. Even where a cybersecurity incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a cybersecurity incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on us. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
The brands under which our properties are operated are trademarks of their respective owners. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as such properties may not enjoy comparable recognition or status under a new brand. A transition of management away from one of our tenants could also affect such property’s overall strategy and financial performance, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
•changes in market interest rates that may cause purchasers of our shares to demand a higher yield;
•the ongoing adverse impact of the COVID-19 pandemic and responses thereto on us and our tenants;
•rising inflation and falling consumer confidence levels resulting in a downturn in the United States or global economy;
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
•our failure to achieve the anticipated benefits of future and any pending acquisitions and other transactions within the timeframe or to the extent anticipated by financial or industry analysts;
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
Risks Related to Our Indebtedness and Financing
We have a substantial amount of indebtedness, and expect to incur additional indebtedness in the future. Our indebtedness exposes us to the risk of default under our debt obligations, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a significant portion of our cash to service our debt obligations.
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2022, we had approximately $15.45 billion in long-term indebtedness, consisting of (i) $13.95 billion of outstanding senior unsecured indebtedness and (ii) $1.5 billion of secured debt representing our 50.1% pro-rata portion of the $3.0 billion property-level debt secured by the MGM Grand Las Vegas and Mandalay Bay held in the MGM Grand/Mandalay Bay JV. Subsequent to year-end, following our consummation of the MGM Grand/Mandalay Bay JV Acquisition on January 9, 2023, the entirety of the $3.0 billion of property-level secured debt will be reported on a consolidated basis in our Balance Sheet, thereby bringing our total long-term indebtedness to $17.05 billion (of which $3.0 billion is secured debt) as of January 9, 2023.
As of December 31, 2022, we also had $2.5 billion of available capacity to borrow under the Revolving Credit Facility and $1.0 billion under the Delayed Draw Term Loan. Subsequent to year-end, (i) on January 6, 2023, we drew approximately $103.4 million on our Revolving Credit Facility in order to finance the PURE Canadian Gaming Transaction and (ii) on February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
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
•our vulnerability to adverse economic, industry or competitive developments may be increased;
•we may be required to use a significant portion of our cash flow from operations for the payment of principal and interest on our indebtedness and we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities, including exercising our rights of first refusal, right of first offer and call rights described herein, or fund future working capital, operational and other corporate needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms or at a loss;
•we may be limited in our flexibility to plan for, or react to, changes in our business and our industry, which could put us at a disadvantage compared to our competitors with less indebtedness;
•the ability of VICI LP to distribute cash to us may be limited or prohibited, which would materially and adversely affect our ability to make distributions on our common stock;
•we may fail to comply with the covenants in our loan documents, which would entitle the lenders to accelerate payment of outstanding loans; and
•we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk.
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
Disruption in the capital and credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
We are reliant on the capital and credit markets to finance our growth because we are required to distribute to our stockholders an amount equal to at least 90% of our taxable income (other than net capital gains) each year in order to maintain our qualification as a REIT. We expect to issue additional equity and incur additional indebtedness in the future to finance new asset acquisitions or investments or investments in our existing properties through our Partner Property Growth Fund, refinance our existing indebtedness, or for general corporate or other purposes. Our access to financing (both equity and debt) on favorable terms, or at all, depends on a variety of factors, many of which are outside of our control, including general economic conditions, such as rising interest rates, inflation, economic recessions, contractions or slowdowns, our credit ratings and outlook, the willingness of lending institutions and other debt investors to grant credit to us and general conditions in the capital and credit markets, including price volatility, dislocations and liquidity disruptions. In addition, when markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and financial institutions may not have the available capital to meet their previous commitments to us under the Revolving Credit Facility and/or the Delayed Draw Term Loan. The failure of financial institutions to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain additional financing, or financing on favorable terms, that we may need for future growth and/or to refinance our existing indebtedness. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements (including refinancing our existing indebtedness), or that a sufficient amount of financing will be available to us on favorable terms, or at all.
Adverse changes in our credit rating may affect our borrowing capacity and borrowing terms.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial condition, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. In April 2022, S&P Global Ratings and Fitch Ratings independently upgraded their respective credit ratings of VICI to investment grade in connection with the closing of the MGP Transactions. Our credit rating may affect the amount of capital we can access, as well as the terms of any financing we obtain, and there is no guarantee that we will realize increased access to capital or improved terms with respect to any financing we obtain as a result of credit rating upgrades (or that we will be able to maintain such upgraded credit ratings). Because we rely in part on debt financing to fund growth, an adverse change in our credit ratings, including actual changes and changes in outlook, or even the initiation of a review of our credit ratings that could result in an adverse change, could have a material adverse effect on us.
Rising interest rates may increase our overall interest rate expense and could adversely affect our stock price.
Interest rates have recently and are expected to continue to rise from historic lows, and the extent to which interest rates continue to rise or the duration of such heightened interest rates are uncertain. The rise in interest rates has increased our overall interest rate expense and may, along with any future interest rate increases, have an adverse impact on our ability to pay distributions to our stockholders. This risk can be managed or mitigated by utilizing interest rate protection products including interest rate swaps and forward starting interest rate swaps. Although we have previously used and currently use such products with respect to a portion of our indebtedness, there is no assurance that we will use such products in the future, we will utilize any of these products effectively or that such products will be available to us. In addition, in a rising interest rate environment, new debt, whether fixed or variable, is likely to be more expensive, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates.
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
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, we are required to comply with certain financial maintenance covenants. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, our debt holders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Defaults under our debt instruments could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
We use derivatives from time to time to hedge certain of our liabilities, anticipated liabilities and foreign currency risk. Although the counterparties of these arrangements are major financial institutions, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions. Any such reduced gains or losses from these derivatives may adversely affect our business or financial condition.
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
Risks Related to our Status as a REIT
We may incur adverse tax consequences if we have failed or fail, to qualify as a REIT for U.S. federal income tax purposes.
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
We have operated, and intend to continue to operate, in a manner that we believe allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. We have not requested or plan to request a ruling from the IRS that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock and the composition of our gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
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
•for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the corporate alternative minimum tax and the nondeductible one percent excise tax on certain stock repurchases;

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
Even if we retain our REIT status, if MGP, which merged into our existing subsidiary pursuant to the REIT Merger, loses its REIT status for a taxable year ending on or before the effective time of the REIT Merger, we would be subject to adverse tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:
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
As a result of these factors, our failure or MGP’s failure (before the REIT Merger) to qualify as a REIT could impair our ability to expand our business and raise capital, and would materially adversely affect the market value of our common stock.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. The complexity of these provisions of the Code and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT such as us that holds its assets directly or indirectly through a partnership. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and instead are treated as service contracts, joint ventures, financings or some other type of arrangement. If some or all of our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.
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
If we acquire in the future certain properties in tax-deferred transactions, which properties were held by one or more C corporations before they were held by us (such as all or substantially all of the properties acquired from CEOC pursuant to the formation transactions, as well as certain other properties we have acquired), we may be subject to a built-in gain tax on future disposition of such properties. If we dispose of any such properties during the five-year period following acquisition of the properties from the respective C corporation (i.e., during the five-year period following ownership of such properties by a REIT), we will be subject to U.S. federal income tax (and applicable state and local taxes) at the highest corporate tax rates on any gain recognized from the disposition of such properties to the extent of the excess of the fair market value of the properties on the date that they were contributed to or acquired by us in a tax-deferred transaction over the adjusted tax basis of such properties on such date, which are referred to as built-in gains. Similarly, if we recognize certain other income considered to be built-in income during the five-year period following the property acquisitions described above, we could be subject to U.S. federal tax under the built-in-gains tax rules. We would be subject to this corporate-level tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the REIT distribution requirements. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in-gain recognition period in order to avoid this built-in-gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in-gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to qualify and maintain our status as a REIT.
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
In order to qualify as a REIT, we must distribute any “earnings and profits,” as defined in the Code, accumulated by us during any period for which we did not qualify as a REIT or by any entity whose accumulated earnings and profits we acquire during any period for which such entity did not qualify as a REIT. Based on our analysis, we do not believe that any earnings and profits were allocated to us in connection with any transaction to which we are party and therefore did not make a purging distribution and do not currently intend to make any purging distribution, with respect to transactions to which we are a party. If we are required to make a purging distribution in the future, we may pay the purging distribution to our stockholders in a combination of cash and shares of our common stock. Each of our stockholders will be permitted to elect to receive the stockholder’s entire entitlement under the purging distribution in either cash or shares of our common stock, subject to a cash limitation. If our stockholders elect to receive a portion of cash in excess of the cash limitation, each such electing stockholder will receive a pro rata portion of cash corresponding to the stockholder’s respective entitlement under the purging distribution declaration. The IRS has issued a revenue procedure that provides that, so long as a REIT complied with certain provisions therein, certain distributions that are paid partly in cash and partly in stock will be treated as taxable dividends that would satisfy the REIT distribution requirements and qualify for the dividends paid deduction for U.S. federal income tax purposes. In a purging distribution, if any, a stockholder of our common stock will be required to report dividend income equal to the amount of cash and common stock received as a result of the purging distribution even though we may distribute no cash or only nominal amounts of cash to such stockholder.
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
For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our REIT taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to make our required distributions, and we may need to raise additional equity or debt in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of our common stock or debt instruments, which could result in dilution or higher leverage, respectively. While the IRS has issued a revenue procedure indicating that certain distributions that are made partly in cash and partly in stock will be treated as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, no assurance can be provided that we will be able to satisfy the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include our common stock or debt instruments, a stockholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.
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
Risks Related to Our Organizational Structure
VICI is a holding company with no direct operations and relies on distributions received from VICI OP to make distributions to its stockholders.
VICI is a holding company and conducts its operations through direct and indirect subsidiaries, including VICI OP and VICI Golf. VICI does not have, apart from the units that it owns in VICI OP and VICI Golf, any independent operations. As a result, VICI relies on distributions from VICI OP to make any distributions to its stockholders it might declare on its common stock and to meet any of its obligations, including any tax liability on taxable income allocated to it from VICI OP (which might not be able to make distributions to VICI equal to the tax on such allocated taxable income). In turn, the ability of subsidiaries of VICI OP to make distributions to VICI OP, and therefore, the ability of VICI OP to make distributions to VICI, depends on the operating results of these subsidiaries and VICI OP and on the terms of any financing arrangements they have entered into. In addition, because VICI is a holding company, claims of common stockholders of VICI are structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of VICI OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, VICI’s assets and those of VICI OP and its subsidiaries will be available to satisfy the claims of VICI common stockholders only after all of VICI’s, VICI OP’s and its subsidiaries’ liabilities and other obligations and any preferred equity of any of them have been paid in full.
VICI OP may, in connection with its acquisition of additional properties or otherwise, issue additional common units or preferred units to third parties. Such issuances would reduce VICI’s ownership in VICI OP. Because stockholders of VICI do not directly own common units or preferred units of VICI OP, they do not have any voting rights with respect to any such issuances or other partnership level activities of VICI OP.
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
Our geographically diverse portfolio consists of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip, approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2022, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VICI Properties Inc.
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 21, 2023, there were 1,003,674,749 shares of common stock issued and outstanding that were held by 286 stockholders of record, not including beneficial owners of shares registered in nominee or street name.
Distribution Policy
VICI intends to make regular quarterly distributions to holders of shares of its common stock. Any distributions will be at the sole discretion of its board of directors, and the form, timing and amount of such distributions, if any, will depend upon a number of factors, including VICI’s actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue it actually receives from its properties, operating expenses, debt service requirements, capital expenditures, prohibitions and other limitations under its financing arrangements, REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as VICI’s board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect us and our ability to make cash distributions refer to “Part I – Item 1A. Risk Factors”.
VICI intends to make distributions to its stockholders to comply with the REIT requirements of the Code and to avoid or otherwise minimize paying entity level federal or excise tax (other than at any TRS). Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (with certain adjustments), determined without regard to the dividends paid deduction and excluding any net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains.
Recent Sales of Unregistered Securities
VICI did not sell any unregistered equity securities during the year ended December 31, 2022.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2022, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock and performance-based restricted stock units issued under our 2017 Stock Incentive Plan.
The following table summarizes such common stock repurchases during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2022 through October 31, 2022	1,285	$29.85	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
Total	1,285	$29.85	—	—
(1) The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum federal income tax.

VICI did not otherwise repurchase any equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2022.
Registered Offering of Securities - Use of Proceeds
Not applicable.
VICI Properties LP
Market Information
There is no established public trading market for limited partnership units of VICI LP.
Holders
As of February 23, 2023, there was one holder of record of limited partnership units of VICI LP.
Distribution Policy
VICI LP intends to make regular quarterly distributions to holders of its units. Any distributions will be at VICI LP’s sole discretion, and the form, timing and amount of such distributions, if any, will depend upon a number of factors, including VICI LP’s actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue it actually receives from properties, operating expenses, debt service requirements, capital expenditures, prohibitions and other limitations under its financing arrangements, REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as VICI’s board of directors deems relevant.
VICI LP intends to make distributions to its unit holders to comply with the REIT requirements of VICI and to avoid or otherwise minimize paying entity level federal or excise tax.
Recent Sales of Unregistered Securities
VICI LP did not sell any unregistered equity securities during the year ended December 31, 2022.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2022, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.

Stock Performance Graph
The graph below compares our cumulative total stockholder return for the period from December 31, 2017 to December 31, 2022 on our common stock with the cumulative total returns of the S&P 500 Index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2017 until December 31, 2022. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

## Comparison of Cumulative Total Returns for the Period from December 31, 2017 to December 31, 2022

$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
VICI Properties Inc.	$100.0	$96.4	$138.0	$146.2	$180.9	$204.6
MSCI US REIT Index	$100.0	$95.5	$120.2	$111.2	$159.1	$120.1
S&P 500	$100.0	$95.6	$125.7	$148.8	$191.5	$156.8

ITEM 6.	[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of VICI Properties Inc. and VICI Properties L.P. for the year ended December 31, 2022 should be read in conjunction with the audited consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our geographically diverse portfolio currently consists of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 124 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states and Canada, contain approximately 59,300 hotel rooms and feature over 450 restaurants, bars, nightclubs, and sportsbooks.
Our portfolio also includes certain real estate debt investments, most of which we have originated for strategic reasons in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe our election of REIT status, combined with the income generation from the Lease Agreements and loans, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to market conditions and the national and international macroeconomic environment. We conduct our real property business through our operating partnership, VICI OP, and our golf course business through a TRS, VICI Golf.
Key 2022 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 72.3% year-over-year to $2,600.7 million.
•Net income attributable to common stockholders increased 10.2% year-over-year to $1,117.6 million, and net income attributable to common stockholders per diluted share decreased 27.7% to $1.27, primarily due to the impact of our CECL allowance and an increased weighted average share count.
•AFFO increased 61.7% year-over-year to $1,693.8 million and AFFO per diluted share increased 6.1% to $1.93.
Significant Achievements
•Announced and originated over $4.5 billion in transaction activity, including:
◦the acquisition of Blackstone Real Estate Investment Trust, Inc.’s (“BREIT”) interest in the MGM Grand/Mandalay Bay JV for $2,758.8 million, inclusive of our assumption of BREIT’s pro-rata share of the $3.0 billion CMBS debt, which upon closing on January 9, 2023 added $151.6 million of annualized rent to our portfolio;
◦the acquisition of the Fitz Casino & Hotel and WaterView Casino & Hotel from Foundation Gaming for $293.4 million, which upon closing on December 22, 2022 added $24.3 million of annualized rent to our portfolio;

◦the acquisition of Rocky Gap Casino Resort for $203.9 million, which remains pending and subject to customary closing conditions, including regulatory approval, and upon closing will add $15.5 million of annualized rent to our portfolio through the Century Master Lease; and
◦the origination of the following loans (each as defined below): (i) Fontainebleau Las Vegas Loan, (ii) Canyon Ranch Austin Loan, (iii) Great Wolf Northeast Loan, (iv) Great Wolf Gulf Coast Texas Loan, (v) Great Wolf South Florida Loan, (vi) Cabot Citrus Farms Loan and (vii) BigShots Loan, for aggregate total commitments of $1,223.9 million and weighted average interest rate of 8.98%.
•Completed the previously announced MGP Transactions, which upon closing on April 29, 2022, added $1,012.2 million of annualized rent to our portfolio.
•Completed the previously announced Venetian Acquisition, which upon closing on February 23, 2022, added $250.0 million of annualized rent to our portfolio.
•Added to the S&P 500 Index on June 8, 2022.
•Announced an increase in our quarterly cash dividend to $0.39 per share (or $1.56 per share on an annualized basis), representing a 8.3% increase compared to our previous quarterly dividend.
•Completed an equity offering with an aggregate offering value of $580.0 million and sold 21,617,592 shares under our ATM Program for aggregate offering value of $715.9 million, all of which were subject to forward sale agreements and which were settled in January 2023 for aggregate net proceeds of $1,272.3 million.
•Completed an inaugural $5.0 billion offering of investment grade senior unsecured notes and entered into $3.0 billion of forward-starting interest rate swap agreements and treasury locks to hedge a portion of the interest rate exposure, resulting in a weighted average interest rate of 4.51% with respect to the April 2022 Notes.
•Entered into the Credit Facilities, including a $2.5 billion senior unsecured revolving credit facility, and terminated our previous Secured Revolving Credit Facility.
SUMMARY OF SIGNIFICANT ACTIVITIES
Acquisition Activity
•MGM Grand/Mandalay Bay JV Interest Acquisition. Subsequent to year-end, on January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (previously referred to as the “BREIT JV”) from BREIT (the “MGM Grand/Mandalay Bay JV Interest Acquisition”) for cash consideration of $1,261.9 million. We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of the November 2022 Forward Sale Agreements and ATM Forward Sale Agreements (each as defined in Note 11 - Stockholders Equity). The MGM Grand/Mandalay Bay Lease currently has annual rent of $303.8 million, all of which will be reflected in our Financial Statements following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition (and will have annual rent of approximately $310.0 million upon commencement of the next rental escalation on March 1, 2023). The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the lease agreement escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or CPI (subject to a 3.0% ceiling).
•PURE Canadian Gaming Transaction. Subsequent to year-end, on January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and by drawing down C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease, which has an initial annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum (with escalation of the greater of 1.5% and Canadian CPI, capped at 2.5%, beginning in lease year four) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming.

•Foundation Gaming Transaction. On December 22, 2022, we acquired the real estate assets of the Fitz Casino & Hotel, located in Tunica, Mississippi, and the WaterView Casino & Hotel, located in Vicksburg, Mississippi, from Foundation Gaming for an aggregate purchase price of $293.4 million (the “Foundation Gaming Transaction”). We financed the Foundation Gaming Transaction with cash on hand. Simultaneous with the acquisition, we entered into the Foundation Master Lease, which has an initial annual rent of $24.3 million, an initial term of 15 years, with four 5-year tenant renewal options, escalation of 1.0% per annum (with escalation of the greater of 1.5% and CPI, capped at 3%, beginning in lease year four) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment) over a rolling three-year period. The tenants’ obligations under the Foundation Master Lease are guaranteed by the parent entity, Foundation Gaming.
•Rocky Gap Casino Transaction. On August 24, 2022, we and Century Casinos entered into definitive agreements to acquire Rocky Gap Casino, located in Flintstone, Maryland, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we will acquire an interest in the land and buildings associated with Rocky Gap Casino for approximately $203.9 million and Century Casinos will acquire the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease will be amended to include Rocky Gap Casino and annual rent will increase by $15.5 million. Additionally, the terms of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term remaining, with four 5-year tenant renewal options. The tenants’ obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2023.
•MGP Transactions. On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of our 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt. Upon closing, the MGP Transactions added $1,012.2 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, each outstanding MGP Class A common share was converted into 1.366 (the “Exchange Ratio”) shares of VICI common stock. The fixed Exchange Ratio represented an agreed upon price of $43.00 per share of MGP Class A common shares based on VICI’s trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM received $43.00 per unit in cash for the redemption of the majority of its MGP OP units that it held for total cash consideration of approximately $4.404 billion and also retained approximately 12.2 million units in VICI OP. The MGP Class B share that was held by MGM was cancelled and ceased to exist at the effective time of the Mergers.
Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and has an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease on December 19, 2022, and further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike on February 15, 2023 (which takes the total annual rent under the MGM Master Lease to $730.0 million), each as described below. Additionally, we retained a 50.1% ownership stake in the MGM Grand/Mandalay Bay JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The MGM Grand/Mandalay Bay Lease provides for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million was attributable to our investment in the MGM Grand/Mandalay Bay JV as of December 31, 2022, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. Subsequent to year-end, on January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and accordingly own 100% of the interest in the MGM Grand/Mandalay Bay JV. On a combined basis, as of January 9, 2023, we receive approximately $1,073.8 million of annual rent under the MGM Master Lease and MGM Grand/Mandalay Bay Lease. Refer to “MGM Grand/Mandalay Bay JV Interest Acquisition” above for further details. The tenant’s obligations under the MGM Master Lease and the MGM Grand/Mandalay Bay Lease continue to be guaranteed by MGM.
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
In addition, LVS agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We were a third-party beneficiary of the Contingent Lease Support Agreement and had certain enforcement rights pursuant thereto. The EBITDAR generated by the operations of the Venetian Resort exceeded $550.0 million for the year ended December 31, 2022 and, accordingly, the Contingent Lease Support Agreement early terminated in accordance with its terms.
Loan Origination Activity
•Great Wolf Northeast Loan. On December 30, 2022, we entered into a loan with Great Wolf, under which we agreed to provide up to $287.9 million of senior secured financing (the “Great Wolf Northeast Loan”) the proceeds of which will be used to fund the development of a Great Wolf Lodge in Mashantucket, Connecticut, a 549-room indoor family resort water park project adjacent to the Foxwoods Resort Casino. The Great Wolf Northeast Loan has an initial term of three years with two 12-month extension options, subject to certain conditions and is expected to be funded by us with cash on hand in accordance with a construction draw schedule.
•Fontainebleau Las Vegas Loan. On December 23, 2022, we entered into definitive agreements pursuant to which we have agreed to provide up to $350.0 million in mezzanine loan financing (the “Fontainebleau Las Vegas Loan”) to a partnership between Fontainebleau Development, LLC, a builder, owner, and operator of luxury hospitality, commercial and retail properties, and Koch Real Estate Investments, the real estate investment arm of Koch Industries, to complete the construction of Fontainebleau Las Vegas, a 67-story hotel, gaming, meeting, and entertainment destination coming to the north end of the Las Vegas Strip. The investment was, and will continue to be, funded by us in accordance with a construction draw schedule. Fontainebleau Las Vegas is expected to open in the fourth quarter of 2023.
•Canyon Ranch Austin Loan. On October 7, 2022, we entered into a delayed draw term loan facility (the “Canyon Ranch Austin Loan”) with Canyon Ranch, a leading pioneer in global wellness, under which we agreed to provide up to $200.0 million of secured financing to fund the development of Canyon Ranch Austin in Austin, Texas. We also entered into a call right agreement pursuant to which we will have the right to acquire the real estate assets of Canyon Ranch Austin for up to 24 months following stabilization (with the loan balance being settled in connection with the exercise of such call right), which transaction will be structured as a sale leaseback (with the simultaneous entry into a triple-net lease with Canyon Ranch that will have an initial term of 25 years, with eight 5-year tenant renewal options). In addition, we entered into a purchase option agreement, pursuant to which (i) we have an option to acquire the real estate assets associated with the existing Canyon Ranch Tucson and Canyon Ranch Lenox properties, which transactions will be structured as a sale leaseback, in each case solely to the extent Canyon Ranch elects to sell either or both of such properties in a sale leaseback structure for a specific period of time, subject to certain conditions. In addition, we entered into a right of first offer agreement on future financing opportunities for Canyon Ranch and certain of its affiliates with respect to the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions.

•Great Wolf Gulf Coast Texas Loan. On August 30, 2022, we entered into a loan with Great Wolf under which we agreed to provide up to $127.0 million of mezzanine financing (the “Great Wolf Gulf Coast Texas Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge Gulf Coast Texas, a more than $200.0 million, 532-room indoor water park resort project in Webster, TX. The Great Wolf Gulf Coast Texas Loan has an initial term of three years with two 12-month extension options, subject to certain conditions and is funded by us with cash on hand in accordance with a construction draw schedule.
•Great Wolf South Florida Loan. On July 1, 2022, we entered into a loan with Great Wolf under which we agreed to provide up to $59.0 million of mezzanine financing (the “Great Wolf South Florida Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge South Florida, a more than $250.0 million, 500-room indoor water park resort project in Collier County, FL. The Great Wolf South Florida Loan has an initial term of four years with one 12-month extension option subject to certain conditions and is funded with cash on hand in accordance with a construction draw schedule.
•Cabot Citrus Farms Loan. On June 6, 2022, we entered into a $120.0 million delayed draw term loan (the “Cabot Citrus Farms Loan”) with Cabot, a developer, owner and operator of world-class destination golf resorts and communities, the proceeds of which will be used to fund Cabot’s property-wide transformation of Cabot Citrus Farms in Brooksville, Florida, with the addition of a new clubhouse, luxury lodging, health and wellness facilities and a vibrant village center. We also entered into a Purchase and Sale Agreement, pursuant to which upon substantial completion of the asset we will convert a portion of the Cabot Citrus Farms Loan into the ownership of certain Cabot Citrus Farms real estate assets and simultaneously enter into a triple-net lease with Cabot that will have an initial term of 25 years, with five 5-year tenant renewal options.
•BigShots Loan. On April 7, 2022, we entered into a loan with BigShots Golf (“BigShots Golf”), a subsidiary of ClubCorp Holdings, Inc. (“ClubCorp”), an Apollo fund portfolio company, under which we agreed to provide up to $80.0 million of mortgage financing for the construction of certain new BigShots Golf facilities throughout the United States. In addition, we entered into a right of first offer and a call right agreement, pursuant to which (i) we have a call right to acquire the real estate assets associated with any BigShots Golf facility financed by us, which transaction will be structured as a sale leaseback, and (ii) for so long as the BigShots Loan remains outstanding and we continue to hold a majority interest therein, subject to additional terms and conditions, we will have a right of first offer on any multi-site mortgage, mezzanine, preferred equity, or other similar financing that is treated as debt to be obtained by BigShots Golf (or any of its affiliates) in connection with the development of BigShots Golf facilities.
Existing Portfolio Activity
•Gold Strike Lease. Subsequent to year-end, on February 15, 2023, in connection with MGM’s sale of the operations of Gold Strike, we entered into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and entered into an amendment to the MGM Master Lease in order to account for the divestiture of the operations of Golf Strike. The Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The Gold Strike Lease is guaranteed by CNB. Upon the closing of the sale of Gold Strike, the MGM Master Lease was amended to account for MGM’s divestiture of the Gold Strike operations and resulted in a reduction of the annual base rent under the MGM Master Lease by $40.0 million.
•Mirage Lease. On December 19, 2022, in connection with MGM’s sale of the operations of the Mirage Hotel & Casino (the “Mirage”) to Hard Rock, we entered into the Mirage Lease and entered into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease has an initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease was amended to account for MGM’s divestiture of the Mirage operations and resulted in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. The specific terms of the potential funding remain subject to ongoing discussion in connection with Hard Rock’s broader planning of the potential redevelopment, as well as the negotiation of definitive documentation between us and Hard Rock, and there are no assurances that the redevelopment of the Hard Rock-Mirage will occur on the contemplated terms, including through our financing, or at all.

•Century Casinos Expansion. On December 1, 2022, we amended the Century Master Lease to provide approximately $51.9 million in capital through our Partner Property Growth Fund for the construction of a land-based casino with an adjacent 38-room hotel tower at Century Casino Caruthersville. Pursuant to the amendment to the Century Master Lease, we will own the real estate improvements associated with these projects and annual rent under the Century Master Lease will increase by approximately $4.2 million following completion of the projects.
Other Portfolio Activity
•Cabot Golf Course Management Agreement. On October 1, 2022, we entered into a management agreement with CDN Golf, an affiliate of Cabot, a developer, owner and operator of world-class destination golf resorts and communities, pursuant to which CDN Golf manages our four Golf Courses. Pursuant to the management agreement, CDN Golf has assumed all day-to-day operations of the Golf Courses and the employees at each of the Golf Courses are employees of CDN Golf. We continue to own the Golf Courses within our TRS, VICI Golf. The management agreement has a term of 20 years with two five-year renewal options upon mutual agreement of Cabot and us, subject to certain early termination rights.
Financing and Capital Markets Activity
•January 2023 Offering. Subsequent to year-end, on January 12, 2023, we completed a primary offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million. The shares are subject to forward sale agreements (the “January 2023 Forward Sale Agreements”), which require settlement by January 16, 2024. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the January 2023 Forward Sale Agreements.
•November Block Trade. On November 3, 2022, we completed an offering of 18,975,000 shares of common stock (inclusive of 2,475,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock), which the underwriters agreed to purchase from us at a price of $30.57 per share for an aggregate offering value of $580.0 million, all of which are subject to forward sale agreements (the “November 2022 Forward Sale Agreements”) to be settled by November 6, 2023. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. Subsequent to year-end, on January 6, 2023, we physically settled the November 2022 Forward Sale Agreements in exchange for total net proceeds of approximately $575.6 million, which were used to pay for a portion of the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.
•At-The-Market Offering Programs. During the year ended December 31, 2022, we sold an aggregate of 21,617,592 shares under the ATM Program (as defined in Note 11 - Stockholders Equity), all of which were subject to forward sale agreements, for estimated aggregate total proceeds of $715.9 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates. Subsequent to year-end, in January 2023, we physically settled all the forward shares issued under the ATM Program in exchange for total net proceeds of approximately $696.7 million, which were used to pay for a portion of the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.
•Issuance of Exchange Notes. In connection with the closing of the MGP Transactions on April 29, 2022, the VICI Issuers issued $4,110.0 million in aggregate principal amount of Exchange Notes in exchange for the validly tendered and not validly withdrawn MGP OP Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations (each, as defined in Note 3 - Real Estate Transactions). The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes. Following the issuance of the Exchange Notes pursuant to the settlement of the Exchange Offers and Consent Solicitations, $90.0 million in aggregate principal amount of MGP OP Notes remained outstanding. See Note 7 - Debt for additional information.
•Issuance of April 2022 Notes. In connection with the closing of the MGP Transactions on April 29, 2022, VICI LP issued (i) $500.0 million in aggregate principal amount of 4.375% 2025 Notes, (ii) $1,250.0 million in aggregate principal amount of 4.750% 2028 Notes, (iii) $1,000.0 million in aggregate principal amount of 4.950% 2030 Notes, (iv) $1,500.0 million in aggregate principal amount of 5.125% 2032 Notes, and (v) $750.0 million in aggregate principal amount of 5.625% 2052 Notes, in each case under a supplemental indenture dated as of April 29, 2022, between VICI LP and the Trustee (as defined in Note 7 - Debt). We used the net proceeds of the offering to (i) fund the consideration for the redemption of a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash in connection with the closing of the MGP Transactions on April 29, 2022, and (ii) pay down the outstanding $600.0 million balance on our Revolving Credit Facility. The weighted average interest rate for the senior notes issued in the April 2022 Notes offering is 5.00%, and the adjusted weighted average interest rate, after taking into account the impact of the forward-starting interest rate swaps and treasury locks, is 4.51%.
•Settlement of September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements. On February 18, 2022, we physically settled the September 2021 Forward Sale Agreements and the March 2021 Forward Sale Agreements (each as defined in Note 11 - Stockholders Equity) in exchange for total net proceeds of approximately $3.2 billion, which were used to pay for a portion of the purchase price of the Venetian Acquisition.
•Entry into New Unsecured Credit Agreement. On February 8, 2022, we entered into the Credit Facilities pursuant to the Credit Agreement, comprised of (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. Concurrently, we terminated our Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and our 2017 Credit Agreement (as defined in Note 7 - Debt). The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date and on February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Borrowings under the Revolving Credit Facility will bear interest at VICI LP’s option at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion.
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
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Tenant and Industry Performance
Our tenants and the guarantors of their respective obligations, as applicable, under the Lease Agreements are leading gaming operators across the United States and Canada. Rental payments under the Lease Agreements comprise, and are expected to continue to comprise, a substantial majority of our revenues. Accordingly, we are dependent on, among other things, our tenants’ and, as applicable, their respective guarantors’, financial performance, the performance of the gaming industry and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, the financial performance of our tenants and their respective guarantors also has a direct impact on our financial results in a given reporting period due to the impact of ASC 326 “Credit Losses” (“ASC 326”), which requires us to estimate and record non-cash expected credit losses related to our investments, including changes on a quarterly basis, that are recorded in our Statement of Operations and impact our reported net income. The change in non-cash allowance for credit losses for a given period is dependent upon, among other things, our tenants’ and guarantors’ financial performance. For more information regarding ASC 326, refer to Note 5 - Allowance for Credit Losses included in this Annual Report on Form 10-K.

Business Strategy
Our business prospects and future growth will be significantly influenced by the success of our business strategy, and the timing, availability and terms of financing of any acquisitions and investments that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ operating and financial performance, including those described herein. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to enter into transactions, including sale leaseback transactions, with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions, investments or leases will be on terms as favorable to us as those relating to recent or historical transactions.
Impact of the Macroeconomic Environment
We anticipate that we would seek to finance our future growth with a combination of debt and equity, although no assurance can be given that we would be able to issue equity and/or debt in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, as a result of the current inflationary environment, including the impact of rising interest rates and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our Lease Agreements.
However, the current environment, including rising interest rates and market volatility, impacts our business in certain respects, such as by increasing interest expense with respect to any borrowings under our Credit Facility, increasing volatility of our share price with respect to sales of common stock, and, with respect to potential transactions, evaluating asset and property values in discussions with potential counterparties and obtaining transaction financing on attractive terms, all of which could increase our cost of capital and negatively impact our growth prospects.
With respect to our Lease Agreements, which generally provide for annual rent escalation based on a specified percentage increase and/or increases in CPI, we expect that increasing inflation will result in additional rent increases over time under our CPI-based lease provisions (subject to any applicable caps or periods in which such provisions do not apply). However, these rent increases may not match increasing inflation during periods when inflation rates are greater than the applicable CPI-based caps.
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
Overall Implications of Such Material Trends on Our Business
As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the trends set forth herein adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends discussed herein (including among other things, rising interest rates, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

(In thousands)	2022	2021	Variance
Revenues
Income from sales-type leases	$1,464,245	$1,167,972	$296,273
Income from lease financing receivables and loans	1,041,229	283,242	757,987
Other income	59,629	27,808	31,821
Golf revenues	35,594	30,546	5,048
Total revenues	2,600,697	1,509,568	1,091,129

Operating expenses
General and administrative	48,340	33,122	15,218
Depreciation	3,182	3,091	91
Other expenses	59,629	27,808	31,821
Golf expenses	22,602	20,762	1,840
Change in allowance for credit losses	834,494	(19,554)	854,048
Transaction and acquisition expenses	22,653	10,402	12,251
Total operating expenses	990,900	75,631	915,269

Income from unconsolidated affiliate	59,769	—	59,769
Interest expense	(539,953)	(392,390)	(147,563)
Interest income	9,530	120	9,410
Loss from extinguishment of debt	—	(15,622)	15,622
Income before income taxes	1,139,143	1,026,045	53,329
Income tax expense	(2,876)	(2,887)	11
Net income	1,136,267	1,023,158	53,340
Less: Net income attributable to non-controlling interests	(18,632)	(9,307)	(9,325)
Net income attributable to common stockholders	$1,117,635	$1,013,851	$44,015

Revenue

For the years ended December 31, 2022 and 2021, our revenue was comprised of the following items:

(In thousands)	2022	2021	Variance
Leasing revenue	$2,461,299	$1,410,980	$1,050,319
Income from loans	44,175	40,234	3,941
Other income	59,629	27,808	31,821
Golf revenues	35,594	30,546	5,048
Total revenues	$2,600,697	$1,509,568	$1,091,129
Leasing Revenue
The following table details the components of our income from sales-type lease and lease financing receivables:

(In thousands)	2022	2021	Variance
Income from sales-type leases	$1,464,245	$1,167,972	$296,273
Income from lease financing receivables (1)	997,054	243,008	754,046
Total leasing revenue	2,461,299	1,410,980	1,050,319
Non-cash adjustment (2)	(337,631)	(119,790)	(217,841)
Total contractual leasing revenue	$2,123,668	$1,291,190	$832,478
____________________
(1) Represents the MGM Master Lease, Harrah’s Call Properties (as defined in Note 2 - Summary of Significant Accounting Policies), the JACK Master Lease and the Foundation Master Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $1,050.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. Total contractual leasing revenue increased $832.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increases were primarily driven by the addition of the MGM Master Lease, Venetian Lease and Foundation Master Lease to our portfolio in 2022, as well as the annual rent escalators from certain of our other Lease Agreements.
Income From Loans
Income from loans increased $3.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by the addition and/or subsequent funding, as applicable, of the Great Wolf Northeast Loan, Fontainebleau Las Vegas Loan, Canyon Ranch Austin Loan, Great Wolf Gulf Coast Texas Loan, Great Wolf South Florida Loan, Cabot Citrus Farms Loan and Great Wolf Maryland loan to our real estate investment portfolio, partially offset by the repayment of the $70.0 million term loan with JACK Entertainment in October 2021.
Other Income
Other income increased $31.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Revenues
Revenues from golf operations increased $5.0 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by an increase in rounds played at the Golf Courses and an increase in the contractual fees paid to us by Caesars for the use of our Golf Courses, pursuant to a golf course use agreement.

Operating Expenses
For the years ended December 31, 2022 and 2021, our operating expenses were comprised of the following items:

(In thousands)	2022	2021	Variance
General and administrative	$48,340	$33,122	$15,218
Depreciation	3,182	3,091	91
Other expenses	59,629	27,808	31,821
Golf expenses	22,602	20,762	1,840
Change in allowance for credit losses	834,494	(19,554)	854,048
Transaction and acquisition expenses	22,653	10,402	12,251
Total operating expenses	$990,900	$75,631	$915,269
General and Administrative Expenses
General and administrative expenses increased $15.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees to the corporate team and additional expenses related to the significant growth of our business in 2022.
Other Expenses
Other expenses increased $31.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Golf Expenses
Expenses from golf operations increased $1.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by increased costs related to the number of rounds of golf played across our Golf Courses. In addition, $3.2 million and $3.1 million of depreciation expense was incurred primarily by the golf business during the year ended December 31, 2022 and 2021, respectively.
Change in Allowance for Credit Losses
During the year ended December 31, 2022, we recognized an $834.5 million increase in our allowance for credit losses, or CECL allowance, primarily driven by initial CECL allowances on our acquisition activity during such period in the amount of $573.6 million, representing 68.7% of the total CECL allowance for the year ended December 31, 2022. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements that we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements that we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms Loan, the Great Wolf South Florida Loan, the Great Wolf Gulf Coast Texas Loan, the Canyon Ranch Austin Loan, the Great Wolf Northeast Loan and the Fontainebleau Las Vegas Loan.
Additional increases were attributable to (i) changes in the macroeconomic model used to scenario condition our reasonable and supportable period, or R&S Period, probability of default, or PD, due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of market volatility during the quarter and (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. These increases were partially offset by a decrease in the long-term reasonable and supportable period probability of default, or Long-Term Period PD, due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants and as a result of standard annual updates that were made to the Long-Term Period PD default study that we utilize to estimate our CECL allowance.

During the year ended December 31, 2021, we recognized a $19.6 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the R&S Period PD of our tenants or borrowers and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants during 2021 and (iii) the decrease in the R&S Period PD and loss given default as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by an increase in the existing amortized cost balances subject to the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition costs increased $12.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 driven primarily by increases in costs incurred for the MGP Transactions and Venetian Acquisition during the period that are not capitalized under GAAP. Such balances also includes costs incurred for investments that we are no longer pursuing, the amounts of which fluctuate depending on volume and timing of such non-pursuit.
Non-Operating Income and Expenses
For the years ended December 31, 2022 and 2021, our non-operating income and expenses were comprised of the following items:

(In thousands)	2022	2021	Variance
Income from unconsolidated affiliate	$59,769	$—	$59,769
Interest expense	(539,953)	(392,390)	(147,563)
Interest income	9,530	120	9,410
Loss from extinguishment of debt	—	(15,622)	15,622
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the year ended December 31, 2022 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period of ownership, which interest was acquired as part of the MGP Transactions on April 29, 2022. The income from unconsolidated affiliate includes the amortization of certain basis differences arising from the differences between our purchase price and the underlying carrying value of the joint venture. As the MGM Grand/Mandalay Bay JV interest was acquired by us on April 29, 2022, no such income was recognized for the year ended December 31, 2021. Subsequent to year-end, on January 9, 2023, we purchased BREIT’s 49.9% share of interest in the MGM Grand/Mandalay Bay JV and, accordingly, we will consolidate the MGM Grand/Mandalay Bay JV entity in future periods, upon which such income will be presented on a consolidated basis as part of our leasing income.
Interest Expense
Interest expense increased $147.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes and (iii) assumption of the MGP OP Notes, the combination of which resulted in an additional $9.2 billion in notional amount of debt at a weighted average interest rate of 4.70%, net of the impact of the forward-starting interest rate swaps and treasury locks. Further increases were related to (i) the amortization of the commitment fees associated with the bridge facilities entered into in connection with the acquisition of the Venetian Resort and the MGP Transactions, (ii) the commitment fees on the Revolving Credit Facility and the Delayed Draw Term Loan, and (iii) additional interest on the $600.0 million draw on the Revolving Credit Facility in February 2022 (which was repaid in full on April 29, 2022).
The increases were partially offset by the full repayment of the Term Loan B Facility in September 2021 and certain non-recurring activity during the year ended December 31, 2021, which included (i) the $64.2 million payment in connection with the early settlement of the outstanding interest rate swap agreements and (ii) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.39% during the year ended December 31, 2022 from 4.04% during the year ended December 31, 2021 as a result of a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such prior period.

Interest Income
Interest income increased $9.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by a significant increase in the interest rates and income earned on our excess cash and short-term investments, coupled with an overall increase in our cash on hand throughout the current year as compared to the prior year.
Loss on Extinguishment of Debt
During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $15.6 million resulting from the write-off of the unamortized deferred financing fees in connection with the full repayment of our Term Loan B Facility in September 2021. No such loss was recognized during the year ended December 31, 2022.
Results of Operations for the Years Ended December 31, 2021 and 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated by reference herein.
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
FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. Consistent with the definition used by the National Association of Real Estate Investment Trusts (NAREIT), we define FFO as VICI’s net income (or loss) attributable to common stockholders (computed in accordance with GAAP) excluding (i) gains (or losses) from sales of certain real estate assets, (ii) depreciation and amortization related to real estate, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) VICI’s proportionate share of such adjustments from its investment in unconsolidated affiliate.
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
We calculate VICI’s Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense (including the impact of the forward-starting interest rate swaps and treasury locks) and interest income (collectively, interest expense, net), income tax expense and our proportionate share of such adjustments from VICI’s investment in unconsolidated affiliate.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Year Ended December 31,
(In thousands, except share data and per share data)	2022	2021
Net income attributable to common stockholders	$1,117,635	$1,013,851
Real estate depreciation	—	—
Joint venture depreciation and non-controlling interest adjustments	27,146	—
FFO attributable to common stockholders	1,144,781	1,013,851
Non-cash leasing and financing adjustments	(337,631)	(119,426)
Non-cash change in allowance for credit losses	834,494	(19,554)
Non-cash stock-based compensation	12,986	9,371
Transaction and acquisition expenses	22,653	10,402
Amortization of debt issuance costs and original issue discount	48,595	71,452
Other depreciation	3,060	2,970
Capital expenditures	(1,802)	(2,490)
(Gain) loss on extinguishment of debt and interest rate swap settlements (1)	(5,405)	79,861
Joint venture non-cash adjustments and non-controlling interest adjustments	(27,930)	1,000
AFFO attributable to common stockholders	1,693,801	1,047,437
Interest expense, net	487,233	256,579
Income tax expense	2,876	2,887
Joint venture interest expense and non-controlling interest adjustments	30,755	—
Adjusted EBITDA attributable to common stockholders	$2,214,665	$1,306,903

Net income per common share
Basic	$1.27	$1.80
Diluted	$1.27	$1.76
FFO per common share
Basic	$1.30	$1.80
Diluted	$1.30	$1.76
AFFO per common share
Basic	$1.93	$1.86
Diluted	$1.93	$1.82
Weighted average number of shares of common shares outstanding
Basic	877,508,388	564,467,362
Diluted	879,675,845	577,066,292
____________________
(1) Includes swap breakage costs of approximately $64.2 million incurred by VICI PropCo on September 15, 2021 in connection with the early settlement of the outstanding interest rate swap agreements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2022, our available cash and cash equivalents balance, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	December 31, 2022
Cash and cash equivalents	$208,933
Short-term investments	217,342
Capacity under Revolving Credit Facility (1) (2)	2,500,000
Proceeds available from settlement of the November 2022 Forward Sale Agreements and ATM Forward Sale Agreements (3) (4)	1,272,243
Total (5)	$4,198,518
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Subsequent to year-end, on January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Acquisition.
(3)Subsequent to year-end, in January 2023 we physically settled the November 2022 Forward Sale Agreements and the then outstanding shares under the ATM Forward Sale Agreements in exchange for total net proceeds of approximately $1,272.2 million, which were used to pay for a portion of the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.
(4)Subsequent to year-end, on January 12, 2023, we completed a primary offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, Such amount is not included in the table above and we did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the January 2023 Forward Sale Agreements.
(5)Amounts exclude the capacity under the Delayed Draw Term Loan as the ability to use the commitments expired on February 8, 2023, and no amounts were drawn upon prior to expiration.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our Lease Agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, and proceeds from future issuances of debt and equity securities (including issuances under any future “at-the-market” program) for the next 12 months and in future periods.
All of the Lease Agreements call for an initial term of between fifteen and thirty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current inflationary environment, sustained rising interest rates, equity market volatility, changes in consumer behavior and spending and the COVID-19 pandemic. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until May 2024. For more information, refer to the risk factors incorporated by reference into Part I. Item 1A. Risk Factors.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs and investment grade issuers, market perceptions, the trading price of our stock and uncertainties related to the macroeconomic environment. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing available through the capital markets may not be consistently available on terms we deem attractive, or at all.

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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2022, we had $15.5 billion of debt obligations outstanding (inclusive of $1.5 billion of secured debt representing our 50.1% pro-rata interest of the $3.0 billion property-level debt secured by the MGM Grand Las Vegas and Mandalay Bay held in the MGM Grand/Mandalay Bay JV), none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our Lease Agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of December 31, 2022, including material subsequent events. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2023	2024	2025	2026	2027 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,050,000	$2,050,000	$1,750,000	$9,100,000
MGM Grand/Mandalay Bay JV CMBS (1)	3,000,000	—	—	—	—	3,000,000
Scheduled interest payments	5,787,769	768,406	734,395	665,344	624,219	2,995,405
Total debt contractual obligations	22,737,769	768,406	1,784,395	2,715,344	2,374,219	15,095,405

Leases and contracts
Future funding commitments – loan investments and Partner Property Growth Fund (3)	1,145,831	633,814	449,650	47,367	—	15,000
Golf course operating lease and contractual commitments	47,854	5,734	2,112	2,153	2,197	35,658
Corporate office leases	6,903	967	857	899	929	3,251
Total leases and contract obligations	1,200,588	640,515	452,619	50,419	3,126	53,909

Total contractual commitments	$23,938,357	$1,408,921	$2,237,014	$2,765,763	$2,377,345	$15,149,314
________________________________________
(1) As of December 31, 2022, our 50.1% pro-rata share of the $3.0 billion MGM Grand/Mandalay Bay CMBS JV debt was part of the balance of our Investment in unconsolidated affiliate on our Balance Sheets. Subsequent to year-end, on January 9, 2023, upon closing of the MGM Grand/Mandalay Bay JV Acquisition and consolidating the operations in the first quarter of 2023 the balance of the $3.0 billion debt, net of the fair value adjustment, will be presented in Debt, net on our Balance Sheets. The property-level debt has a principal balance of $3.0 billion, bears interest at a fixed rate of 3.558% per annum through March 2030, and matures in 2032.
(2) Subsequent to year-end, on January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Transaction.
(3) The allocation of our future funding commitments is based on a construction draw schedule, commitment funding date, expiration date or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.

Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of December 31, 2022, we had $1.0 billion of potential future funding commitments under our Partner Property Growth Fund agreements, the use of which are at the sole discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.
Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,943,396	$896,350	$1,047,046
(Used in) provided by investing activities	(9,304,014)	41,449	(9,345,463)
Provided by (used in) financing activities	6,829,937	(514,178)	7,344,115
Net (decrease) increase in cash, cash equivalents and restricted cash	$(530,681)	$423,621	$(954,302)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $1,047.0 million for the year ended December 31, 2022 compared with the year ended December 31, 2021. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease, Venetian Lease and Foundation Master Lease to our real estate portfolio, the annual rent escalators on our Caesars Lease and certain of our other Lease Agreements, the proceeds from settlement of our forward-starting derivative instruments in connection with the April 2022 Notes offering and an increase in loan income as a result of an increase in the principal balance of our loan portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities increased $9,345.5 million for the year ended December 31, 2022 compared with the year ended December 31, 2021.
During the year ended December 31, 2022, the primary sources and uses of cash from investing activities included:
•Net payments of $4,574.5 million in relation to the closing of the MGP Transactions, including $4,404.0 million in connection with the redemption of the majority of the MGP OP units held by MGM, $90.0 million in connection with the repayment of the outstanding MGP revolving credit facility and acquisition costs;
•Payments for the Venetian Acquisition and the funding of the Partner Property Growth Fund investment for Century Casino Caruthersville for a total cost of $4,017.9 million, including acquisition costs;
•Payments for the Foundation Gaming Transaction for a total cost of $296.7 million, including acquisition costs;
•Investment in short-term investments, net of maturities, of $217.3 million;
•Disbursements to fund portions of the Fontainebleau Las Vegas Loan, Canyon Ranch Austin Loan, Great Wolf Gulf Coast Texas Loan, Great Wolf South Florida Loan, Cabot Citrus Farms Loan, BigShots Loan and Great Wolf Maryland loan, in the aggregate amount of $193.7 million; and
•Capitalized transaction costs of $7.7 million.
During the year ended December 31, 2021, the primary sources and uses of cash from investing activities included:
•Proceeds from the repayment of a certain loan with JACK Entertainment and receipt of deferred fees of $70.4 million;
•Payments to fund a portion of the Great Wolf Maryland loan totaling $33.6 million;
•Proceeds from net maturities of short-term investments of $20.0 million;

•Proceeds from the sale of Louisiana Downs and certain parcels of vacant land in the aggregate amount of $13.3 million;
•Final disbursement for the funding of a new gaming patio amenity at JACK Thistledown Racino of $6.0 million; and
•Capitalized transaction costs of $20.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $7,344.1 million for the year ended December 31, 2022 compared with the year ended December 31, 2021.
During the year ended December 31, 2022, the primary sources and uses of cash from financing activities included:
•Gross proceeds of $5,000.0 million from the April 2002 Notes offering;
•Net proceeds of $3,219.1 million from the sale of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Dividend payments of $1,219.1 million;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Debt issuance costs of $146.2 million;
•Distributions of $17.7 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.2 million.
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
Debt
For a summary of our debt obligations as of December 31, 2022, refer to Note 7 - Debt. For a summary of our financing activities in 2022 refer to “Summary of Significant 2022 Activity - Financing and Capital Markets Activity” above.
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
At December 31, 2022, we were in compliance with all required debt-related covenants, including financial covenants.

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
Purchase Accounting
Our property acquisitions are accounted for under ASC 805 - Business Combinations (“ASC 805”), which requires that we allocate the purchase price of our properties to the identifiable assets acquired and liabilities assumed, as applicable. Our acquired properties generally meet the definition of an asset acquisition under ASC 805-50 and we typically allocate the cost of real estate acquired, inclusive of capitalizable transaction costs, to (i) land, (ii) building and improvements and (iii) site improvements, based in each case on their relative estimated fair values using industry standard practices such as market comparables and the cost approach. In an acquisition of multiple properties, we must also allocate the purchase price among the properties, and in certain cases investments in unconsolidated affiliates, which is based on the (a) asset quality and location, (b) property and lease-level operating performance and (c) supply and demand dynamics of each property’s respective market. In addition, any assumed mortgages are recorded at their estimated fair values.
Such allocations use significant estimates which can impact the determination of the accounting as a business combination or asset acquisition and the allocation to the differing components of an acquisition. Management uses industry standard practices to estimate the value assigned to the assets acquired and liabilities assumed in an acquisition, including the value assigned to each property, the liabilities assumed, as applicable, and the land and building property components within each property. Although management believes its estimate of both the value assigned to each property and to the land and building property components within each property is reasonable, no assurance can be given that such amounts will be correct. In particular, a change in the estimates could have a material impact on the business combination determination and the timing and amount of income recognized over the life of the assets acquired and liabilities assumed.
Lease Accounting
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property to determine whether each component should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the land and building property components upon acquisition (as further described in “—Purchase Accounting” above) and the estimation of the unguaranteed residual value of such components at the end of the non-cancelable lease term. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.
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
Allowance for Credit Losses
ASC 326 requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans. We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
Given the length of our leases, the Long-Term Period PD and LGD are the most material and significant drivers of the CECL allowance. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over the past 40 years that have similar credit profiles or characteristics to our tenants and their parent guarantors. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors. Changes to the Long-Term Period PD and LGD are generally driven by (i) updated studies from the nationally recognized data analytics firm we employ to assist us with calculating the allowance and (ii) changes in the credit rating assigned to our tenants and their parent guarantors.
The following table illustrates the impact on the CECL allowance of our investment portfolio as a result of a 10% increase and decrease in the weighted average percentages used to estimate Long-Term PD and LGD of all of our tenants and their parent guarantors:

($ in thousands)	Long-Term PD		Long-Term LGD
Change	Change in CECL Allowance %	Change in CECL Allowance $	Change in CECL Allowance %	Change in CECL Allowance $
10% increase	0.18%	$68,648	0.22%	$81,558
10% decrease	(0.20)%	$(70,821)	(0.22)%	$(81,558)
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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of December 31, 2022, we had $15.5 billion of aggregate principal amount of outstanding indebtedness (inclusive of $1.5 billion of secured debt representing our 50.1% pro-rata interest of the $3.0 billion property-level debt secured by the MGM Grand Las Vegas and Mandalay Bay held in the MGM Grand/Mandalay Bay JV), all of which have fixed interest rates.
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

ITEM 8.	Financial Statements and Supplementary Data
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 - Exhibits and Financial Statement Schedules of this Form 10-K appear on pages F-2 to F-64. See accompanying Index to the Consolidated Financial Statements on page F-1.

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
VICI’s management has evaluated, under the supervision and with the participation of VICI’s principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, VICI’s principal executive officer and principal financial officer concluded that VICI’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control over Financial Reporting
VICI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). VICI’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VICI’s consolidated financial statements for external reporting purposes in accordance with GAAP.
VICI’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of VICI management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on VICI’s consolidated financial statements.
VICI’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI’s internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI’s internal control over financial reporting as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
VICI Properties L.P.
Evaluation of Disclosure Controls and Procedures
VICI LP maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and is accumulated and communicated to its management, including VICI LP’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
VICI LP’s management has evaluated, under the supervision and with the participation of VICI LP’s principal executive officer and principal financial officer, the effectiveness of VICI LP’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon this evaluation, VICI LP’s principal executive officer and principal financial officer concluded that VICI LP’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control over Financial Reporting
VICI LP’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). VICI LP’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VICI LP’s consolidated financial statements for external reporting purposes in accordance with GAAP.
VICI LP’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of VICI LP’s management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on VICI LP’s consolidated financial statements.
VICI LP’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI LP’s internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI LP’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI LP’s internal control over financial reporting as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

3.3	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

3.4	Amended and Restated Bylaws of VICI Properties Inc. (as amended December 19, 2022).	X

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.3	3.500% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	2/20/2020

4.4	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.5	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/20/2020

4.6	Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.1	4/29/2022

4.7	First Supplemental Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	4/29/2022

4.8	Form of Global Note representing the 4.375% Senior Notes due 2025 (included in Exhibit 4.7).		8-K	4.3	4/29/2022

4.9	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.7).		8-K	4.4	4/29/2022

4.10	Form of Global Note representing the 4.950% Senior Notes due 2030 (included in Exhibit 4.7).		8-K	4.5	4/29/2022

4.11	Form of Global Note representing the 5.125% Senior Notes due 2032 (included in Exhibit 4.7).		8-K	4.6	4/29/2022

4.12	Form of Global Note representing the 5.625% Senior Notes due 2052 (included in Exhibit 4.7).		8-K	4.7	4/29/2022

4.13	Indenture, dated as of April 29, 2022, relating to the 5.625% Senior Notes due 2024, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.8	4/29/2022

4.14	Indenture, dated as of April 29, 2022, relating to the 4.625% Senior Notes due 2025, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.9	4/29/2022

4.15	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2026, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.10	4/29/2022

4.16	Indenture, dated as of April 29, 2022, relating to the 5.750% Senior Notes due 2027, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.11	4/29/2022

4.17	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2028, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.12	4/29/2022

4.18	Indenture, dated as of April 29, 2022, relating to the 3.875% Senior Notes due 2029, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.13	4/29/2022

4.19	Form of Global Note representing the 5.625% Senior Notes due 2024 (included in Exhibit 4.13).		8-K	4.14	4/29/2022

4.20	Form of Global Note representing the 4.625% Senior Notes due 2025 (included in Exhibit 4.14).		8-K	4.15	4/29/2022

4.21	Form of Global Note representing the 4.500% Senior Notes due 2026 (included in Exhibit 4.15).		8-K	4.16	4/29/2022

4.22	Form of Global Note representing the 5.750% Senior Notes due 2027 (included in Exhibit 4.16).		8-K	4.17	4/29/2022

4.23	Form of Global Note representing the 4.500% Senior Notes due 2028 (included in Exhibit 4.17).		8-K	4.18	4/29/2022

4.24	Form of Global Note representing the 3.875% Senior Notes due 2029 (included in Exhibit 4.17).		8-K	4.19	4/29/2022

4.25	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3	Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.3	2/18/2021

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.4	10/27/2021

10.5	Sixth Amendment to Las Vegas Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.5	2/23/2022

10.6+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC		8-K	10.2	7/21/2020

10.7+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto		10-Q	10.13	10/28/2020

10.8	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto		10-K	10.6	2/18/2021

10.9	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto		10-Q	10.5	10/27/2021

10.10+	Ninth Amendment to Regional Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto		10-K	10.10	2/23/2022

10.11	Tenth Amendment to Regional Lease, dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto		10-K	10.11	2/23/2022

10.12	Eleventh Amendment to Regional Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto.		10-Q	10.1	10/27/2022

10.13+	Lease (Joliet) (Conformed through Second Amendment), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		8-K	10.3	7/21/2020

10.14	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-Q	10.14	10/28/2020

10.15	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-K	10.9	2/18/2021

10.16	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-Q	10.6	10/27/2021

10.17	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership		10-K	10.16	2/23/2022

10.18	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020		10-Q	10.16	10/28/2020

10.19	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)		8-K	10.4	7/21/2020

10.20	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease).		8-K	10.5	7/21/2020

10.21	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Joliet Lease)		8-K	10.6	7/21/2020

10.22	Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022.		8-K	10.1	4/29/2022

10.23	First Amendment to Amended and Restated Master Lease, dated as of December 19, 2022, by and between MGP Lessor, LLC and MGM Lessee, LLC.		8-K	10.1	12/19/2022

10.24	Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC.	X

10.25	Amended and Restated Guaranty of Master Lease, by and between MGM Resorts International and MGP Lessor, LLC, dated as of April 29, 2022.		8-K	10.2	4/29/2022

10.26	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC		8-K	10.8	7/21/2020

10.27	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC		8-K	10.1	9/18/2020

10.28	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Las Vegas Strip Assets)		8-K	10.10	7/21/2020

10.29	Right of First Refusal Agreement entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and VICI Properties L.P. (Horseshoe Baltimore)		8-K	10.11	7/21/2020

10.30	Tax Protection Agreement, by and among VICI Properties Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022.		8-K	10.3	4/29/2022

10.31	Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020	X

10.32	Guaranty of Lease Documents, by and between MGM Resorts International and Mandalay PropCo, LLC, MGM Grand PropCo, LLC, dated as of February 14, 2020	X

10.33
Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020
		X

10.34
First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender
		X

10.35
Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender
		X

10.36
Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender
		X

10.37	Credit Agreement, dated as of February 8, 2022, among VICI Properties LP, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	10.1	2/9/2022

10.38	First Amendment to Credit Agreement, dated as of July 15, 2022, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	10.1	7/27/2022

10.39	Second Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K	10.5	4/29/2022

10.40	Amended and Restated Limited Liability Company Agreement of VICI Properties OP LLC.		8-K	10.4	4/29/2022

10.41	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.		10	10.20	9/28/2017

10.42†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne.		8-K	10.1	9/26/2019

10.43†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak.		8-K	10.2	9/26/2019

10.44†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske.		8-K	10.3	9/26/2019

10.45†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher.		8-K	10.4	9/26/2019

10.46†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.47†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan.		10-K	10.52	2/14/2019

10.48†	Form of Restricted Stock Grant.		10-K	10.39	3/28/2018

10.49†	Form of LTIP Time-Based Restricted Stock Grant Agreement.		8-K	10.1	8/30/2018

10.50†	Form of LTIP Performance-Based Restricted Stock Unit Agreement.		8-K	10.2	8/30/2018

21.1	Subsidiaries of VICI Properties Inc.	X

21.2	Subsidiaries of VICI Properties L.P.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for VICI Properties L.P.	X

24.1	Power of Attorney (included on signature page)	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VICI PROPERTIES INC.

February 23, 2023	By:	/S/ EDWARD B. PITONIAK
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

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 23, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 23, 2023
David A. Kieske	(Principal Financial Officer)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 23, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 23, 2023
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 23, 2023
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 23, 2023
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 23, 2023
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 23, 2023
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 23, 2023
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Allowance for Credit Losses — Refer to Notes 2 and 5 to the financial statements
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
MGP Acquisition — Refer to Note 3 to the financial statements
Critical Audit Matter Description
As described in Note 3 to the consolidated financial statements, on April 29, 2022, the Company acquired MGM Growth Properties LLC (“MGP”) for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of the 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt.
The acquisition of MGP was accounted for as an asset acquisition under Accounting Standard Codification Topic 805 - Business Combinations, and accordingly, the purchase price was allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components primarily include investment in leases – financing receivables, investment in unconsolidated affiliate, cash and cash equivalents, other assets, accrued expenses and deferred revenue, other liabilities, and debt. To estimate the fair value of the real estate assets acquired, which are included in investment in leases – financing receivables and investment in unconsolidated affiliate, the Company considered a variety of factors including (i) asset quality and location, (ii) property operating performance and (iii) supply and demand dynamics of each property’s respective market.
Given the significant amount of judgment required by management to estimate the relative fair value of assets acquired and liabilities assumed, performing audit procedures to evaluate the reasonableness of the estimated fair value required a high degree of auditor judgment and increased effort, including the need to involve our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the MGP Acquisition included the following, among others:
•We tested the effectiveness of controls over the allocation of the purchase price of assets acquired and liabilities assumed, including controls over management's evaluation of inputs and assumptions used in the valuation estimates.
•We obtained and evaluated the third-party valuation report and management’s valuation, along with relevant supporting documentation, such as the executed purchase and sale agreement.
•With the assistance of our fair value specialists, we evaluated the valuation methodology by:
◦Assessing the reasonableness of the valuation methodology and significant assumptions used by management and their external valuation specialist, including comparing the key inputs to external market sources.

◦Assessing the impact of asset quality and location by comparing the multiples to observable market transactions of similar real estate assets.
◦Assessing the impact of supply and demand dynamics by evaluating gaming competition in certain markets.
◦Tracing property operating performance to executed lease agreements and operational data.
◦Testing the mathematical calculation of the valuation schedules.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2023
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties L.P. and subsidiaries (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Partnership applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases, lease financing receivables and loans. This model requires the Partnership to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease, lease financing receivable or loan and discount these cash flows at the asset’s effective interest rate.
Expected losses within the Partnership’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants or borrowers and their parent guarantors over the life of each sales-type lease, lease financing receivable or loan by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants or borrowers and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Partnership’s tenants or borrowers and their parent guarantors. Significant inputs to the Partnership’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenant’s or borrower’s and their parent guarantor’s credit profile as well as the cash flows from each sales-type lease, lease financing receivable or loan.
Given the significant amount of judgment required by management to estimate the allowance for credit losses, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on the Partnership’s portfolio of sales-type leases, lease financing receivables and loans required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the Partnership’s sales-type leases, lease financing receivables and loans included the following, among others:
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
MGP Acquisition — Refer to Note 3 to the financial statements
Critical Audit Matter Description
As described in Note 3 to the consolidated financial statements, on April 29, 2022, the Partnership acquired MGM Growth Properties LLC (“MGP”) for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of the 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt.
The acquisition of MGP was accounted for as an asset acquisition under Accounting Standard Codification Topic 805 - Business Combinations, and accordingly, the purchase price was allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components primarily include investment in leases – financing receivables, investment in unconsolidated affiliate, cash and cash equivalents, other assets, accrued expenses and deferred revenue, other liabilities, and debt. To estimate the fair value of the real estate assets acquired, which are included in investment in leases – financing receivables and investment in unconsolidated affiliate, the Partnership considered a variety of factors including (i) asset quality and location, (ii) property operating performance and (iii) supply and demand dynamics of each property’s respective market.
Given the significant amount of judgment required by management to estimate the relative fair value of assets acquired and liabilities assumed, performing audit procedures to evaluate the reasonableness of the estimated fair value required a high degree of auditor judgment and increased effort, including the need to involve our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the MGP Acquisition included the following, among others:
•We tested the effectiveness of controls over the allocation of the purchase price of assets acquired and liabilities assumed, including controls over management's evaluation of inputs and assumptions used in the valuation estimates.
•We obtained and evaluated the third-party valuation report and management’s valuation, along with relevant supporting documentation, such as the executed purchase and sale agreement.
•With the assistance of our fair value specialists, we evaluated the valuation methodology by:
◦Assessing the reasonableness of the valuation methodology and significant assumptions used by management and their external valuation specialist, including comparing the key inputs to external market sources.

◦Assessing the impact of asset quality and location by comparing the multiples to observable market transactions of similar real estate assets.
◦Assessing the impact of supply and demand dynamics by evaluating gaming competition in certain markets.
◦Tracing property operating performance to executed lease agreements and operational data.
◦Testing the mathematical calculation of the valuation schedules.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2023
We have served as the Partnership's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties L.P. and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Partnership and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2023

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,172,325	$13,136,664
Investments in leases - financing receivables, net	16,740,770	2,644,824
Investments in loans, net	685,793	498,002
Investment in unconsolidated affiliate	1,460,775	—
Land	153,560	153,576
Cash and cash equivalents	208,933	739,614
Short-term investments	217,342	—
Other assets	936,328	424,693
Total assets	$37,575,826	$17,597,373

Liabilities
Debt, net	$13,739,675	$4,694,523
Accrued expenses and deferred revenue	213,388	113,530
Dividends and distributions payable	380,178	226,309
Other liabilities	952,472	375,837
Total liabilities	15,285,713	5,410,199

Commitments and Contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 963,096,563 and 628,942,092 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	9,631	6,289
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	21,645,499	11,755,069
Accumulated other comprehensive income	185,353	884
Retained earnings	93,154	346,026
Total VICI stockholders’ equity	21,933,637	12,108,268
Non-controlling interests	356,476	78,906
Total stockholders’ equity	22,290,113	12,187,174
Total liabilities and stockholders’ equity	$37,575,826	$17,597,373
_______________________________________________________
Note: As of December 31, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively, and $434.9 million, $91.1 million, $0.8 million, and $6.5 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Income from sales-type leases	$1,464,245	$1,167,972	$1,007,508
Income from operating leases	—	—	25,464
Income from lease financing receivables and loans	1,041,229	283,242	153,017
Other income	59,629	27,808	15,793
Golf revenues	35,594	30,546	23,792
Total revenues	2,600,697	1,509,568	1,225,574

Operating expenses
General and administrative	48,340	33,122	30,661
Depreciation	3,182	3,091	3,731
Other expenses	59,629	27,808	15,793
Golf expenses	22,602	20,762	17,632
Change in allowance for credit losses	834,494	(19,554)	244,517
Transaction and acquisition expenses	22,653	10,402	8,684
Total operating expenses	990,900	75,631	321,018

Income from unconsolidated affiliate	59,769	—	—
Interest expense	(539,953)	(392,390)	(308,605)
Interest income	9,530	120	6,795
Loss from extinguishment of debt	—	(15,622)	(39,059)
Gain upon lease modification	—	—	333,352
Income before income taxes	1,139,143	1,026,045	897,039
Income tax expense	(2,876)	(2,887)	(831)
Net income	1,136,267	1,023,158	896,208
Less: Net income attributable to non-controlling interests	(18,632)	(9,307)	(4,534)
Net income attributable to common stockholders	$1,117,635	$1,013,851	$891,674

Net income per common share
Basic	$1.27	$1.80	$1.76
Diluted	$1.27	$1.76	$1.75

Weighted average number of shares of common stock outstanding
Basic	877,508,388	564,467,362	506,140,642
Diluted	879,675,845	577,066,292	510,908,755

Other comprehensive income
Net income	$1,136,267	$1,023,158	$896,208
Reclassification of derivative (gain) loss to Interest expense	(16,233)	64,239	—
Unrealized gain (loss) on cash flow hedges	200,550	29,166	(27,443)
Comprehensive income	1,320,584	1,116,563	868,765
Comprehensive income attributable to non-controlling interests	(18,428)	(9,307)	(4,534)
Comprehensive income attributable to common stockholders	$1,302,156	$1,107,256	$864,231
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2019	$4,610	$7,817,582	$(65,078)	$208,069	$7,965,183	$83,806	$8,048,989
Cumulative effect of adoption of ASC 326	—	—	—	(307,114)	(307,114)	(2,248)	(309,362)
Net income	—	—	—	891,674	891,674	4,534	896,208
Issuance of common stock, net	755	1,538,778	—	—	1,539,533	—	1,539,533
Dividends and distributions declared ($1.255 per common share)	—	—	—	(653,175)	(653,175)	(8,186)	(661,361)
Stock-based compensation, net of forfeitures	2	7,179	—	—	7,181	—	7,181
Unrealized loss on cash flow hedges	—	—	(27,443)	—	(27,443)	—	(27,443)
Balance as of December 31, 2020	5,367	9,363,539	(92,521)	139,454	9,415,839	77,906	9,493,745
Net income	—	—	—	1,013,851	1,013,851	9,307	1,023,158
Issuance of common stock, net	919	2,383,896	—	—	2,384,815	—	2,384,815
Dividends and distributions declared ($1.380 per common share)	—	—	—	(807,279)	(807,279)	(8,307)	(815,586)
Stock-based compensation, net of forfeitures	3	7,634	—	—	7,637	—	7,637
Unrealized loss on cash flow hedges	—	—	29,166	—	29,166	—	29,166
Reclassification of derivative loss to Interest expense	—	—	64,239	—	64,239	—	64,239
Balance as of December 31, 2021	6,289	11,755,069	884	346,026	12,108,268	78,906	12,187,174
Net income	—	—	—	1,117,635	1,117,635	18,632	1,136,267
Issuance of common stock, net	3,337	9,786,991	—	—	9,790,328	—	9,790,328
Issuance of VICI OP Units	—	—	—	—	—	374,769	374,769
Reallocation of equity	—	93,338	(52)	—	93,286	(93,286)	—
Dividends and distributions declared ($1.500 per common share)	—	—	—	(1,370,507)	(1,370,507)	(22,472)	(1,392,979)
Stock-based compensation, net of forfeitures	5	10,101	—	—	10,106	131	10,237
Unrealized gain on cash flow hedges	—	—	200,550	—	200,550	—	200,550
Reclassification of derivative gain to Interest expense	—	—	(16,029)	—	(16,029)	(204)	(16,233)
Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,136,267	$1,023,158	$896,208
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(337,631)	(119,969)	(41,764)
Stock-based compensation	12,986	9,371	7,388
Non-cash transaction costs	8,816	—	—
Depreciation	3,182	3,091	3,731
Amortization of debt issuance costs and original issue discount	32,363	71,452	19,872
Change in allowance for credit losses	834,494	(19,554)	244,517
Income from unconsolidated affiliate	(59,769)	—	—
Distributions from unconsolidated affiliate	64,808	—	—
Net proceeds from settlement of derivatives	201,434	—	—
Loss on extinguishment of debt	—	15,622	39,059
Gain upon lease modification	—	—	(333,352)
Change in operating assets and liabilities:
Other assets	(5,673)	830	(3,065)
Accrued expenses and deferred revenue	52,261	(88,127)	49,588
Other liabilities	(142)	476	1,458
Net cash provided by operating activities	1,943,396	896,350	883,640

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,536)	—	—
Investments in leases - sales-type	(4,017,851)	—	(1,407,260)
Investments in leases - financing receivables	(296,668)	(6,000)	(2,694,503)
Investments in loans	(193,733)	(33,614)	(535,476)
Principal repayments of lease financing receivables	—	543	1,961
Principal repayments of loan and receipts of deferred fees	5,696	70,448	—
Capitalized transaction costs	(7,704)	(20,697)	(264)
Investments in short-term investments	(306,532)	—	(19,973)
Maturities of short-term investments	89,190	19,973	59,474
Proceeds from sale of real estate	—	13,301	50,050
Acquisition of property and equipment	(1,876)	(2,505)	(2,768)
Net cash (used in) provided by investing activities	(9,304,014)	41,449	(4,548,759)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Proceeds from offering of common stock, net	3,219,101	2,385,779	1,539,748
Proceeds from April 2022 Notes offering	5,000,000	—	—
Proceeds from Revolving Credit Facility	600,000	—	—
Proceeds from February 2020 Senior Unsecured Notes	—	—	2,500,000
Repayment of Term Loan B Facility	—	(2,100,000)	—
Repayment of Revolving Credit Facility	(600,000)	—	—
Redemption of Second Lien Notes	—	—	(537,538)
CPLV CMBS Debt prepayment penalty reimbursement	—	—	55,401
Repurchase of stock for tax withholding	(6,156)	(1,734)	(207)
Debt issuance costs	(146,189)	(31,126)	(57,794)
Distributions to non-controlling interests	(17,702)	(8,307)	(8,186)
Dividends paid	(1,219,117)	(758,790)	(612,205)
Net cash provided by (used in) financing activities	6,829,937	(514,178)	2,879,219

Net (decrease) increase in cash, cash equivalents and restricted cash	(530,681)	423,621	(785,900)
Cash, cash equivalents and restricted cash, beginning of period	739,614	315,993	1,101,893
Cash, cash equivalents and restricted cash, end of period	$208,933	$739,614	$315,993

Supplemental cash flow information:
Cash paid for interest	$466,806	$323,219	$262,464
Cash paid for income taxes	3,024	1,790	561
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$380,379	$226,419	$177,894
Deferred transaction costs payable	2,526	3,877	496
Debt issuance costs payable	—	43,005	—
Non-cash change in Investments in leases - financing receivables	189,123	21,139	8,116
Obtaining right-of-use assets in exchange for lease liabilities	541,676	—	282,054
Transfer of Investments in leases - operating to Investments in leases - sales-type and direct financing due to modification of the Caesars Lease Agreements in connection with the Caesars Transaction	—	—	1,023,179
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Caesars Transaction	—	—	63,479
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit data)

	December 31, 2022	December 31, 2021
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$17,172,325	$13,136,664
Investments in leases - financing receivables, net	16,740,770	2,644,824
Investments in loans, net	685,793	498,002
Investment in unconsolidated affiliate	1,460,775	—
Land	153,560	153,576
Cash and cash equivalents	142,600	705,566
Short-term investments	217,342	—
Other assets	856,605	344,014
Total assets	$37,429,770	$17,482,646

Liabilities
Debt, net	$13,739,675	$4,694,523
Accrued expenses and deferred revenue	206,643	110,056
Distributions payable	380,581	226,309
Other liabilities	937,655	361,270
Total liabilities	15,264,554	5,392,158

Commitments and Contingencies (Note 10)

Partners’ Capital
Partners’ capital, 975,327,936 and 628,942,092 operating partnership units issued and outstanding at December 31, 2022 and December 31, 2021, respectively	21,900,511	12,010,698
Accumulated other comprehensive income	185,201	884
Total VICI LP’s capital	22,085,712	12,011,582
Non-controlling interest	79,504	78,906
Total capital attributable to partners	22,165,216	12,090,488
Total liabilities and partners’ capital	$37,429,770	$17,482,646
_______________________________________________________
Note: As of December 31, 2022 and December 31, 2021, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively, and $434.9 million, $91.1 million, $0.8 million, and $6.5 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Income from sales-type leases	$1,464,245	$1,167,972	$1,007,508
Income from operating leases	—	—	25,464
Income from lease financing receivables and loans	1,041,229	283,242	153,017
Other income	59,629	27,808	15,793
Total revenues	2,565,103	1,479,022	1,201,782

Operating expenses
General and administrative	48,332	33,122	30,654
Depreciation	121	121	116
Other expenses	59,629	27,808	15,793
Change in allowance for credit losses	834,494	(19,554)	244,517
Transaction and acquisition expenses	22,653	10,402	8,684
Total operating expenses	965,229	51,899	299,764

Income from unconsolidated affiliate	59,769	—	—
Interest expense	(539,953)	(392,390)	(308,605)
Interest income	8,481	103	6,712
Loss from extinguishment of debt	—	(15,622)	(39,059)
Gain upon lease modification	—	—	333,352
Income before income taxes	1,128,171	1,019,214	894,418
Income tax expense	(573)	(1,373)	(276)
Net income	1,127,598	1,017,841	894,142
Less: Net income attributable to non-controlling interest	(9,127)	(9,307)	(4,534)
Net income attributable to partners	$1,118,471	$1,008,534	$889,608

Net income per Partnership unit
Basic	$1.26	$1.79	$1.76
Diluted	$1.26	$1.75	$1.74

Weighted average number of Partnership units outstanding
Basic	885,785,509	564,467,362	506,140,642
Diluted	887,952,966	577,066,292	510,908,755

Other comprehensive income
Net income attributable to partners	$1,118,471	$1,008,534	$889,608
Unrealized gain (loss) on cash flow hedges	200,550	29,166	(27,443)
Reclassification of derivative (gain) loss to Interest expense	(16,233)	64,239	—
Comprehensive income attributable to partners	$1,302,788	$1,101,939	$862,165
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance as of December 31, 2019	$7,946,067	$(65,078)	$83,806	$7,964,795
Cumulative effect of adoption of ASC 326	(307,114)	—	(2,248)	(309,362)
Net income	889,608	—	4,534	894,142
Contributions from Parent	1,544,363	—	—	1,544,363
Distributions to Parent	(662,452)	—	—	(662,452)
Distributions to non-controlling interest	—	—	(8,186)	(8,186)
Stock-based compensation, net of forfeitures	7,322	—	—	7,322
Unrealized gain on cash flow hedges	—	(27,443)	—	(27,443)
Balance as of December 31, 2020	9,417,794	(92,521)	77,906	9,403,179
Net income	1,008,534	—	9,307	1,017,841
Contributions from Parent	2,405,602	—	—	2,405,602
Distributions to Parent	(830,498)	—	—	(830,498)
Distributions to non-controlling interest	—	—	(8,307)	(8,307)
Stock-based compensation, net of forfeitures	9,266	—	—	9,266
Unrealized gain on cash flow hedges	—	29,166	—	29,166
Reclassification of derivative loss to Interest expense	—	64,239	—	64,239
Balance as of December 31, 2021	12,010,698	884	78,906	12,090,488
Net income	1,118,471	—	9,127	1,127,598
Contributions from Parent	10,178,426	—	—	10,178,426
Distributions to Parent	(1,419,825)	—	—	(1,419,825)
Distributions to non-controlling interest	—	—	(8,529)	(8,529)
Stock-based compensation, net of forfeitures	12,741	—	—	12,741
Unrealized gain on cash flow hedges	—	200,550	—	200,550
Reclassification of derivative gain to Interest expense	—	(16,233)	—	(16,233)
Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,127,598	$1,017,841	$894,142
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(337,631)	(119,969)	(41,764)
Stock-based compensation	12,683	9,266	7,322
Depreciation	121	121	116
Amortization of debt issuance costs and original issue discount	32,363	71,452	19,872
Change in allowance for credit losses	834,494	(19,554)	244,517
Income from unconsolidated affiliate	(59,769)	—	—
Distributions from unconsolidated affiliate	64,808	—	—
Net proceeds from settlement of derivatives	201,434	—	—
Loss on extinguishment of debt	—	15,622	39,059
Gain upon lease modification	—	—	(333,352)
Change in operating assets and liabilities:
Other assets	(2,717)	2,143	(3,885)
Accrued expenses and deferred revenue	46,837	(91,026)	46,402
Other liabilities	(392)	308	(97)
Net cash provided by operating activities	1,919,829	886,204	872,332

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	(4,574,536)	—	—
Investments in leases - sales-type	(4,017,851)	—	(1,407,260)
Investments in leases - financing receivables	(296,668)	(6,000)	(2,694,503)
Investments in loans	(193,733)	(33,614)	(535,476)
Principal repayments of lease financing receivables	—	543	1,961
Principal repayments of loan and receipts of deferred fees	5,696	70,448	—
Capitalized transaction costs	(7,704)	(20,697)	(264)
Investments in short-term investments	(306,532)	—	(19,973)
Maturities of short-term investments	89,190	19,973	59,474
Proceeds from sale of real estate	—	13,301	50,050
Acquisition of property and equipment	(65)	(15)	(589)
Net cash (used in) provided by investing activities	(9,302,203)	43,939	(4,546,580)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Contributions from Parent	3,219,202	2,386,911	1,539,862
Distributions to Parent	(1,238,920)	(758,300)	(614,057)
Proceeds from April 2022 Notes offering	5,000,000	—	—
Proceeds from Revolving Credit Facility	600,000	—	—
Repayment of Revolving Credit Facility	(600,000)	—	—
Proceeds from February 2020 Senior Unsecured Notes	—	—	2,500,000
Repayment of Term Loan B Facility	—	(2,100,000)	—
Redemption of Second Lien Notes	—	—	(537,538)
CPLV CMBS Debt prepayment penalty reimbursement	—	—	55,401
Repurchase of stock for tax withholding	(6,156)	—	—
Debt issuance costs	(146,189)	(31,126)	(57,794)
Distributions to non-controlling interest	(8,529)	(8,307)	(8,186)
Net cash provided by (used in) financing activities	6,819,408	(510,822)	2,877,688

Net increase (decrease) in cash, cash equivalents and restricted cash	(562,966)	419,321	(796,560)
Cash, cash equivalents and restricted cash, beginning of period	705,566	286,245	1,082,805
Cash, cash equivalents and restricted cash, end of period	$142,600	$705,566	$286,245

Supplemental cash flow information:
Cash paid for interest	$466,806	$323,219	$262,464
Cash paid for income taxes	1,377	1,397	561
Supplemental non-cash investing and financing activity:
Distributions Payable	$380,581	$226,309	$176,992
Debt issuance costs payable	—	43,005	—
Deferred transaction costs payable	2,526	3,877	496
Non-cash change in Investments in leases - financing receivables	189,123	21,139	8,116
Obtaining right-of-use assets in exchange for lease liabilities	541,676	—	282,054
Transfer of Investments in leases - operating to Investments in leases - sales-type and direct financing due to modification of the Caesars Lease Agreements in connection with the Caesars Transaction	—	—	1,023,179
Transfer of Investments in leases - operating to Land due to modification of the Caesars Lease Agreements in connection with the Caesars Transaction	—	—	63,479
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the words the “Company,” “VICI,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, including VICI LP, on a consolidated basis, unless otherwise stated or the context requires otherwise.
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
“Caesars Transaction” refers to a series of transactions between us and Caesars (formerly Eldorado Resorts, Inc.) in connection with the merger between Eldorado Resorts, Inc. and Caesars, including the acquisition of the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, modifications to the Caesars Lease Agreements, and rights of first refusal.
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
“CNB” refers to Cherokee Nation Businesses, L.L.C., and, as the context requires, its subsidiaries.
“Co-Issuer” refers to VICI Note Co. Inc., a Delaware corporation, and co-issuer of the November 2019 Notes, February 2020 Notes and Exchange Notes.
“Credit Agreement” refers to the Credit Agreement, dated as of February 8, 2022, by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time.
“Credit Facilities” refer collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
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
“Forum Convention Center Mortgage Loan” refers to a $400.0 million mortgage loan agreement entered into on September 18, 2020 with Caesars for a term of five years and secured by, among other things, the Caesars Forum Convention Center in Las Vegas.
“Foundation Gaming” refers to Foundation Gaming & Entertainment, LLC and, as the context requires, its subsidiaries.
“Foundation Master Lease” refers to the lease agreement for the Fitz Casino & Hotel, located in Tunica, Mississippi, and the WaterView Casino & Hotel, located in Vicksburg, Mississippi, as amended from time to time.
“Gold Strike Lease” refers to the lease agreement with CNB for the Gold Strike Casino Resort, located in Tunica, Mississippi (“Gold Strike”), as amended from time to time.
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
“JACK Master Lease” refers to the lease agreement for the JACK Cleveland Casino located in Cleveland, Ohio, and the JACK Thistledown Racino facility located in North Randall, Ohio, as amended from time to time.
“JACK Entertainment” refers to JACK Ohio LLC, and, as the context requires, its subsidiary and affiliate entities.
“Joliet Lease” refers to the lease agreement for the facility in Joliet, Illinois, as amended from time to time.
“Lease Agreements” refer collectively to our leases with our respective tenants, unless the context otherwise requires.
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
“MGM Grand/Mandalay Bay JV” (previously referred to as the “BREIT JV”) refers to a joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay in which we previously held a 50.1% ownership stake as of December 31, 2022. On January 9, 2023, we acquired the remaining 49.9% ownership stake from our joint venture partner, as further described herein.
“MGM Grand/Mandalay Bay Lease” refers to the lease agreement for MGM Grand Las Vegas and Mandalay Bay, as amended from time to time.
“MGM Master Lease” refers to the lease agreement for the properties leased to MGM, excluding those leased under the MGM Grand/Mandalay Bay Lease, as amended from time to time.
“MGM Tax Protection Agreement” refers to the tax protection agreement entered into with MGM upon consummation of the MGP Transactions.
“MGP” refers to MGM Growth Properties LLC, a Delaware limited liability company, which was acquired by the Company on April 29, 2022, and, as the context requires, its subsidiaries.
“MGP Master Transaction Agreement” refers to that certain Master Transaction Agreement between the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM entered into on August 4, 2021.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“MGP OP” refers to MGM Growth Properties Operating Partnership LP, a Delaware limited partnership, which was acquired by the Company on April 29, 2022, and, as the context requires, its subsidiaries.
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
“Mirage Lease” refers to the lease agreement with Hard Rock for the Mirage, located in Las Vegas, Nevada, as amended from time to time.
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
“PURE Canadian Gaming” refers to PURE Canadian Gaming, Corp., an Alberta corporation, and, as the context requires, its subsidiaries.
“PURE Master Lease” refers to the lease agreement for the (i) PURE Casino Edmonton located in Edmonton, Alberta, (ii) PURE Casino Yellowhead located in Edmonton, Alberta, (iii) PURE Casino Calgary located in Calgary, Alberta and (iv) PURE Casino Lethbridge located in Lethbridge, Alberta (collectively, the “PURE Portfolio”), as amended from time to time.
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
“Seminole Hard Rock” refers to Seminole Hard Rock Entertainment, Inc.
“Senior Unsecured Notes” refer collectively to the November 2019 Notes, the February 2020 Notes, the April 2022 Notes, the Exchange Notes and the MGP OP Notes.
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
“Venetian Lease” refers to the lease agreement for the Venetian Resort Las Vegas and Venetian Expo, located in Las Vegas, Nevada (the “Venetian Resort”), as amended from time to time.
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner of our golf business.
“VICI Issuers” refers to VICI Properties L.P., a Delaware limited partnership and VICI Note Co. Inc., a Delaware corporation.
“VICI LP” refers to VICI Properties L.P., a Delaware limited partnership and a wholly owned subsidiary of VICI OP.
“VICI OP” refers to VICI Properties OP LLC, a Delaware limited liability company and a consolidated subsidiary of VICI, which serves as our operating partnership.
“VICI OP Units” refer to limited liability company interests in VICI OP.
“VICI PropCo” refers to VICI Properties 1 LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of VICI.
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of December 31, 2022, our geographically diverse portfolio consisted of 45 gaming facilities in the United States (and subsequent to our acquisition of the assets of the Pure Portfolio on January 6, 2023, 49 assets located in the United States and Canada), including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns four championship golf courses located near certain of our properties.
VICI, the parent company, is a Maryland corporation and internally managed real estate investment trust (“REIT”) for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI OP and indirectly through VICI LP and our golf course business, VICI Golf, is conducted through a direct wholly owned taxable REIT subsidiary (“TRS”) of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute substantially all of our net taxable income to stockholders and maintain our qualification as a REIT.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Principles of Consolidation and Non-controlling Interest
The accompanying consolidated financial statements include our accounts and the accounts of VICI LP, and the subsidiaries in which we or VICI LP has a controlling interest. All intercompany account balances and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities for which we or one of our consolidated subsidiaries is the primary beneficiary.
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of December 31, 2022, VICI’s non-controlling interests represent an approximately 1.3% third-party ownership of VICI OP in the form of VICI OP Units and

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Reportable Segments
Our operations consist of real property and real estate lending activities, which represent substantially all of our business. The operating results of both the real property and real estate lending activities are regularly reviewed, in the aggregate, by the chief operating decision maker and considered one operating segment. Our golf operations have been determined to be both quantitatively and qualitatively insignificant to the Company’s business. Accordingly, all operations have been considered to represent one reportable segment and no separate disclosures are required.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of December 31, 2022 and 2021, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $217.3 million of short-term investments as of December 31, 2022. We did not have any short-term investments as of December 31, 2021.
Purchase Accounting
We assess all of our property acquisitions under ASC 805 - Business Combinations (“ASC 805”) to determine if such acquisitions should be accounted for as a business combination or an asset acquisition. Under ASC 805, an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Generally, and to date, all of our acquisitions have been determined to be asset acquisitions and, in accordance with ASC 805-50, all applicable transaction costs are capitalized as part of the purchase price of the acquisition.
We allocate the purchase price to the identifiable assets acquired and liabilities assumed, as applicable, using the relative fair value. Generally, with the exception of the MGP Transactions, our acquisitions consists of properties without existing leases or debt and, accordingly, the assets acquired comprise of land, building and site improvements. Further, since all the components of our leases are classified as sales-type or financing leases, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
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
We determined that the land and building components of the Foundation Master Lease, Harrah’s Call Properties real estate asset components of the Caesars Regional Master Lease, JACK Master Lease and MGM Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, such leases are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Upon adoption of ASC 842 on January 1, 2019, we made an accounting policy election to use a package of practical expedients that, among other things, allow us to not reassess prior lease classifications or initial direct costs for leases that existed as of the balance sheet date. Upon the consummation of the Caesars Transaction the land component of Caesars Palace Las Vegas, which was previously determined to be an operating lease under ASC 840, along with the other components of the Caesars Leases were reassessed for lease classification and determined to be sales-type leases. Accordingly, subsequent to July 20, 2020, we no longer have any leases classified as operating or direct financing and, as such, the income relating to the land component of Caesars Palace Las Vegas is recognized as Income from sales-type leases and there is no longer any income recorded through Income from operating leases.
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
Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”), which requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans, as well as our estimate of future funding commitments associated with such investments, as applicable.
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance for our Investments in leases - sales-type, Investments in leases - financing receivables and certain of our loans, which comprise the substantial majority of our CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Sales-type sub-leases (included in Other assets) on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2022, 2021 and 2020.
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
•Eastside Property. In 2017, we sold 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, to Caesars for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put-call option on the land parcels and the Caesars Forum Convention Center. The amount of $73.6 million is presented as Land with a corresponding amount of $73.6 million recorded in Other liabilities in our Balance Sheet.
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
Investment in Unconsolidated Affiliate
We account for our investment in unconsolidated affiliate using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financing policies of the investment. Our equity method investment represents our 50.1% ownership interest in the MGM Grand/Mandalay Bay JV, which was acquired in the MGP Transactions and, as a result, was recorded at relative fair value. The difference in basis between our share of the carrying value of the MGM Grand/Mandalay Bay JV and the relative fair value upon acquisition is amortized into Income from unconsolidated affiliate over the estimated useful life of the respective underlying real estate assets, the remaining lease term of the MGM Grand/Mandalay Bay JV Lease, or the remaining term of the assumed debt, as applicable. Subsequent to year-end, on January 9, 2023, we acquired the remaining 49.9% interest from Blackstone Real Estate Income Trust, Inc. (“BREIT”) for cash consideration of approximately $1.3 billion and, accordingly, we will be required to consolidate the operations of the MGM Grand/Mandalay Bay JV starting in the first quarter of 2023. Refer to Note 3 - Real Estate Transactions for further details.
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
Golf Revenues
VICI Golf and Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby certain subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2022, payments under the Golf Course Use Agreement were comprised of a $10.8 million annual membership fee, $3.5 million of use fees and approximately $1.4 million of minimum rounds fees. The annual membership fee, use fees and minimum round fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes-REIT Qualification
We conduct our operations as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates (including any alternative minimum tax or excise tax applicable to non-REIT corporations), and distributions paid to our stockholders would not be deductible by us in computing taxable income. Additionally, any resulting corporate liability created if we fail to qualify as a REIT could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
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
Earnings Per Share and Earnings Per Unit
Earnings per share (”EPS”) or Earnings per unit (“EPU”) is calculated in accordance with ASC 260, “Earnings Per Share”. Basic EPS or EPU is computed by dividing net income applicable to common stockholders or unit holders, as the case may be, by the weighted-average number of shares of common stock or units, as the case may be, outstanding during the period. Diluted EPS or EPU reflects the additional dilution for all potentially dilutive securities including those from our stock incentive plan.
See Note 12—Earnings Per Share for the detailed EPS and EPU calculations.

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
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from Caesars, which includes revenue from the Caesars Leases, represented 46%, 85%, and 84% of our lease revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue from MGM, which comprises revenue from the MGM Master Lease and our proportionate share of the MGM Grand/Mandalay Bay JV Lease (and following our acquisition of the remaining 49.9% interest of the MGM Grand/Mandalay Bay JV on January 9, 2023, includes the entire MGM Grand/Mandalay Bay JV Lease), represented 34% of our lease revenues for the year ended December 31, 2022. Additionally, our properties on the Las Vegas Strip generated approximately 45%, 32%, and 30% of our lease revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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
Note 3 — Real Estate Transactions
Recent Property Acquisitions
MGM Grand/Mandalay Bay JV Interest Acquisition
Subsequent to year-end, on January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (previously referred to as the “BREIT JV”) from BREIT (the “MGM Grand/Mandalay Bay JV Interest Acquisition”) for cash consideration of $1,261.9 million. We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of the November 2022 Forward Sale Agreements and ATM Forward Sale Agreements (each as defined in Note 11 - Stockholders Equity). The MGM Grand/Mandalay Bay Lease currently has an annual rent of $303.8 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the lease agreement escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or Consumer Price Index (“CPI”) (subject to a 3.0% ceiling).
As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment within Investment in unconsolidated affiliate on our Balance Sheet. In the first quarter of 2023, subsequent to the MGM Grand/Mandalay Bay JV Interest Acquisition, we will be required to consolidate the operations of the MGM Grand/Mandalay Bay JV upon which we anticipate the acquisition will be accounted for as an asset acquisition under ASC 805-50. In connection with the acquisition, we will be required to make an election as to whether we retain the prior cost basis of our 50.1% interest in the MGM Grand/Mandalay Bay JV or remeasure such cost basis based on the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition, with the difference in the cost basis recognized through income. Additionally, we will be required to make an election as to whether we retain the current operating lease classification of the MGM Grand/Mandalay Bay Lease or reassess such lease classification, which, in the case of reassessment, we anticipate the lease being classified as a sales-type lease. In both instances, no such election has been made at this time and we continue to evaluate the alternative outcomes of each scenario.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PURE Canadian Gaming Transaction
Subsequent to year-end, on January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton in Edmonton, PURE Casino Yellowhead in Edmonton, PURE Casino Calgary in Calgary, and PURE Casino Lethbridge in Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and drawing down C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum (with escalation of the greater of 1.5% and Canadian CPI, capped at 2.5%, beginning in lease year four) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming.
Foundation Gaming Transaction
On December 22, 2022, we acquired real estate assets of the Fitz Casino & Hotel, located in Tunica, Mississippi, and the WaterView Casino & Hotel, located in Vicksburg, Mississippi, from Foundation Gaming for an aggregate purchase price of $293.4 million (the “Foundation Gaming Transaction”). We financed the Foundation Gaming Transaction with cash on hand. Simultaneous with the acquisition, we entered into the Foundation Master Lease. The Foundation Master Lease has an initial total annual rent of $24.3 million, an initial term of 15 years, with four 5-year tenant renewal options, escalation of 1.0% per annum (with escalation of the greater of 1.5% and CPI, capped at 3%, beginning in lease year four) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment) over a rolling three-year period. The tenants’ obligations under the Foundation Master Lease are guaranteed by the parent entity, Foundation Gaming. We determined that the Foundation Gaming Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the Foundation Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the Foundation Master Lease is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses in the amount of $28.2 million.
Rocky Gap Casino Transaction
On August 24, 2022, we and Century Casinos entered into definitive agreements to acquire Rocky Gap Casino Resort (“Rocky Gap Casino”), located in Flintstone, Maryland, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we will acquire an interest in the land and buildings associated with Rocky Gap Casino for approximately $203.9 million, and Century Casinos will acquire the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease will be amended to include Rocky Gap Casino, and annual rent under the Century Master Lease will increase by $15.5 million. Additionally, the terms of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term remaining, with four 5-year tenant renewal options. The tenants’ obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2023.
MGP Transactions
On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of our 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt. Upon closing, the MGP Transactions added $1,012.0 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues.
The acquired portfolio, including properties owned by the MGM Grand/Mandalay Bay JV, includes seven large-scale entertainment and gaming-related properties located on the Las Vegas Strip: Mandalay Bay, MGM Grand Las Vegas, The Mirage, Park MGM, New York-New York (and The Park, a dining and entertainment district located between New York-New York and Park MGM), Luxor and Excalibur. Outside of Las Vegas, we also acquired eight high-quality casino resort properties pursuant to the MGP Transactions: MGM Grand Detroit in Detroit, Michigan, Beau Rivage in Biloxi, Mississippi, Gold Strike

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in Tunica, Mississippi, Borgata in Atlantic City, New Jersey, MGM National Harbor in Prince George’s County, Maryland, MGM Northfield Park in Northfield, Ohio, Empire City in Yonkers, New York and MGM Springfield in Springfield, Massachusetts. The acquired portfolio includes two of the five largest hotels in the United States and two of the three largest Las Vegas resorts by room count and convention space.
The following is a summary of the agreements and related activities under the MGP Transactions:
•MGP Master Transaction Agreement. On August 4, 2021, we entered into the MGP Master Transaction Agreement by and among the Company, MGP, MGP OP, VICI LP, REIT Merger Sub, VICI OP, and MGM. Pursuant to the terms and subject to the conditions set forth in the MGP Master Transaction Agreement, upon the closing of the REIT Merger (as defined in the MGP Master Transaction Agreement) on April 29, 2022, each outstanding Class A common share, no par value per share, of MGP (“MGP Common Shares”) (other than MGP Common Shares then held in treasury by MGP or owned by any of MGP’s wholly owned subsidiaries) was converted into 1.366 (the “Exchange Ratio”) shares of common stock of the Company (such consideration, the “REIT Merger Consideration”). The outstanding Class B common share, no par value per share, of MGP (the “Class B Share”), which was held by MGM, was cancelled at the effective time of the REIT Merger. The REIT Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.
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
Following the REIT Merger, pursuant to and subject to the terms set forth in the MGP Master Transaction Agreement, at the effective time of the Partnership Merger (as defined in the MGP Master Transaction Agreement), each limited partnership unit in MGP OP (other than the limited partnership units in MGP OP held by REIT Merger Sub or any subsidiary of MGP OP), all of which were held by MGM and certain of its subsidiaries, was converted into the number of VICI OP Units (the “Partnership Merger Consideration”) equal to the Exchange Ratio. The Company redeemed a majority of the VICI OP Units received by MGM in the Partnership Merger for $4,404.0 million in cash using the proceeds from the April 2022 Notes offering (the “Redemption”), as further described in Note 7 - Debt. Following the Redemption, MGM retained approximately 12.2 million VICI OP Units.
•MGM Master Lease and MGM Grand/Mandalay Bay Lease. Simultaneous with the closing of the Mergers on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and had an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in the CPI, subject to a 3.0% cap. The tenant’s obligations under the MGM Master Lease are guaranteed by MGM. The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease on December 19, 2022, and was further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike to CNB and entrance into the Gold Strike Lease on February 15, 2023, each as further described below under “Leasing Activity”.
Additionally, we retained MGP’s 50.1% ownership stake in the MGM Grand/Mandalay Bay JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. The MGM Grand/Mandalay Bay JV Lease remained unchanged and provided for current total annual base rent of approximately $303.8 million, of which approximately $152.2 million is attributable to our investment in the MGM Grand/Mandalay Bay JV, and an initial term of thirty years with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates at a rate of 2.0% per annum for the first fifteen years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. The tenant’s obligations under the MGM Grand/Mandalay Bay JV Lease will be guaranteed by MGM. Subsequent to year-end, on January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and accordingly own 100% of the interest in the MGM Grand/Mandalay Bay JV. Refer to “MGM Grand/Mandalay Bay JV Interest Acquisition” above for further details.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Tax Protection Agreement. In connection with the closing of the MGP Transactions, we entered into the MGM Tax Protection Agreement pursuant to which VICI OP has agreed, subject to certain exceptions, for a period of 15 years following the closing of the Mergers (subject to early termination under certain circumstances), to indemnify MGM and certain of its subsidiaries (the “Protected Parties”) for certain tax liabilities resulting from (1) the sale, transfer, exchange or other disposition of a property owned directly or indirectly by MGP OP immediately prior to the closing date of the Mergers (each, a “Protected Property”), (2) a merger, consolidation, transfer of all assets of, or other significant transaction involving VICI OP pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (3) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to MGM, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of VICI OP or VICI to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that VICI OP or VICI breaches restrictions in the MGM Tax Protection Agreement, VICI OP will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. In addition, the MGM Grand/Mandalay Bay JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP, the Company bears its 50.1% proportionate share in the MGM Grand/Mandalay Bay JV of any indemnity under this existing tax protection agreement. Upon the close of the MGM Grand/Mandalay Bay JV Interest Acquisition on January 9, 2023, the tax protection agreement governing the MGM Grand/Mandalay Bay JV remains and we bear 100% of any indemnity under this existing tax protection agreement.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We assessed the MGP Transactions in accordance with ASC 805, and determined that the acquisition of MGP did not meet the definition of a business as substantially all the assets were concentrated in a group of similarly identifiable acquired assets, and did not include a substantive process in the form of an acquired workforce. Accordingly, the MGP Transactions were accounted for as an asset acquisition under ASC 805-50 and we determined the consideration transferred under the MGP Transactions was $11.6 billion, comprised of the following:

(In thousands)	Amount
REIT Merger Consideration (1)	$6,568,480
Redemption payment to MGM	4,404,000
VICI OP Units retained by MGM (2)	374,769
Repayment of MGP revolving credit facility (3)	90,000
Transactions costs (4)	119,741
Total consideration transferred	$11,556,990
Assumption of MGP OP Notes and Exchange Notes, at principal value	4,200,000
Assumption of our proportionate share of the MGM Grand/Mandalay Bay JV CMBS debt, at principal value	1,503,000
Total purchase price	$17,259,990
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
(2) The fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(3) We value the Investment in unconsolidated affiliate at relative fair based on our percentage ownership of the net assets of the MGM Grand/Mandalay Bay JV.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concurrent with the closing of the MGP Transactions and entry into the MGM Master Lease, we assessed the lease classification of the MGM Master Lease and determined that it met the definition of a sales-type lease. Further, since MGM controlled and consolidated MGP prior to the MGP Transactions, the lease was assessed under the sale-leaseback guidance and determined to be a failed sale-leaseback under which the lease is accounted for as a financing receivable under ASC 310. Accordingly, the relative fair value of the MGP assets of $14.2 billion was recorded as an Investment in leases - financing receivable on our Balance Sheet, net of an initial allowance for credit losses in the amount of $431.5 million.
In relation to the MGM Grand/Mandalay Bay JV, we determined that such investment is accounted for as an equity method investment and, accordingly, recorded the relative fair value as an Investment in unconsolidated affiliate on our Balance Sheet. The requirement to record our investment in the MGM Grand/Mandalay Bay JV at relative fair value under ASC 805 resulted in a difference in our acquired basis from that of the underlying records, or historical cost basis, of the MGM Grand/Mandalay Bay JV. Accordingly, we compared our proportionate share of the historical cost basis of the MGM Grand/Mandalay Bay JV as of April 29, 2022 to our proportionate share of the relative fair value, the difference of which was amortized through Income from unconsolidated affiliate over the life of the related asset or liability. As of December 31, 2022, the carrying value of our investment exceeded the underlying historical cost basis of our Investment in unconsolidated affiliate which resulted in a basis difference of $640.0 million. Subsequent to year-end, on January 9, 2023, we acquired the remaining 49.9% interest from BREIT for cash consideration of approximately $1.3 billion and, accordingly, will be required to consolidate the operations of the MGM Grand/Mandalay Bay JV starting in the first quarter of 2023. Refer to “MGM Grand/Mandalay Bay JV Interest Acquisition” above for further details.
Venetian Acquisition
On February 23, 2022, we closed on the previously announced transaction to acquire all of the land and real estate assets associated with the Venetian Resort from Las Vegas Sands Corp. (“LVS”) for $4.0 billion in cash, and the Venetian Tenant acquired the operating assets of the Venetian Resort for $2.25 billion, of which $1.2 billion is in the form of a secured term loan from LVS and the remainder was paid in cash. We funded the Venetian Acquisition with (i) $3.2 billion in net proceeds from the physical settlement of the March 2021 Forward Sale Agreements and the September 2021 Forward Sale Agreements, (ii) an initial draw on the Revolving Credit Facility of $600.0 million (which was subsequently repaid in full using a portion of the proceeds from the April 2022 Notes offering), and (iii) cash on hand. Simultaneous with the closing of the Venetian Acquisition, we entered into the Venetian Lease with the Venetian Tenant. The Venetian Lease has an initial total annual rent of $250.0 million and an initial term of 30 years, with two ten-year tenant renewal options. The annual rent will be subject to escalation equal to the greater of 2.0% and the increase in the CPI, capped at 3.0%, beginning in the earlier of (i) the beginning of the third lease year, and (ii) the month following the month in which the net revenue generated by the Venetian Resort returns to its 2019 level (the year immediately prior to the onset of the COVID-19 pandemic) on a trailing twelve-month basis. We determined that the land and building components of the Venetian Lease meet the definition of a sales-type lease and accordingly are recorded as an Investments in leases - sales-type on our Balance Sheet, net of an initial allowance for credit losses in the amount of $65.6 million.
In connection with the Venetian Acquisition, we entered into a Partner Property Growth Fund Agreement (“Venetian PGF”) with the Venetian Tenant. Under the Venetian PGF we agreed to provide up to $1.0 billion for various development and construction projects affecting the Venetian Resort to be identified by the Venetian Tenant and that satisfy certain criteria more particularly set forth in the Venetian PGF, in consideration of additional incremental rent to be paid by the Venetian Tenant under the Venetian Lease and calculated in accordance with a formula set forth in the Venetian PGF. Upon execution of the Venetian PGF, we were required to estimate a CECL allowance related to the contractual commitments to extend credit, which is based on our best estimates of funding such commitments. Accordingly, during the three months ended March 31, 2022, we recorded an initial CECL allowance in Other liabilities in the amount of $8.3 million related to the estimate of our unfunded commitment under the Venetian PGF.
In addition, LVS agreed with the Venetian Tenant pursuant to an agreement (the “Contingent Lease Support Agreement”) entered into simultaneously with the closing of the Venetian Acquisition to provide lease payment support designed to guarantee the Venetian Tenant’s rent obligations under the Venetian Lease through 2023, subject to early termination if EBITDAR (as defined in such agreement) generated by the Venetian Resort in 2022 equals or exceeds $550.0 million, or a tenant change of control occurs. We were a third-party beneficiary of the Contingent Lease Support Agreement and had certain enforcement rights pursuant thereto. The EBITDAR generated by the operations of the Venetian resort exceeded $550.0 million for the year ended December 31, 2022 and, accordingly, the Contingent Lease Support Agreement early terminated in accordance with its terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Leasing Activity
Gold Strike Lease
Subsequent to year-end, on February 15, 2023, in connection with MGM’s sale of the operations of Gold Strike, we entered into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and entered into an amendment to the MGM Master Lease in order to account for the divestiture of the operations of Gold Strike. The Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of Gold Strike, the MGM Master Lease was amended to account for MGM’s divestiture of the Gold Strike operations and resulted in a reduction of the annual base rent under the MGM Master Lease by $40.0 million. The Gold Strike Lease is guaranteed by CNB.
Mirage Lease
On December 19, 2022, in connection with MGM’s sale of the operations of the Mirage Hotel & Casino (the “Mirage”) to Hard Rock, we entered into the Mirage Lease and entered into an amendment to the MGM Master Lease relating to the sale of the Mirage. The Mirage Lease has an initial annual base rent of $90.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. Upon the closing of the sale of the Mirage, the MGM Master Lease was amended to account for MGM’s divestiture of the Mirage operations and resulted in a reduction of the annual base rent under the MGM Master Lease by $90.0 million. Additionally, subject to certain conditions, we may fund up to $1.5 billion of Hard Rock’s redevelopment plan for the Mirage through our Partner Property Growth Fund if Hard Rock elects to seek third-party financing for such redevelopment. The specific terms of the potential funding remain subject to ongoing discussion in connection with Hard Rock’s broader planning of the potential redevelopment, as well as the negotiation of definitive documentation between us and Hard Rock, and there are no assurances that the redevelopment of the Hard Rock-Mirage will occur on the contemplated terms, including through our financing, or at all.
Century Casinos Expansion
On December 1, 2022, we amended the Century Master Lease to provide approximately $51.9 million in capital in connection with our Partner Property Growth Fund for the construction of a land-based casino with an adjacent 38-room hotel tower at Century Casino Caruthersville. Pursuant to the amendment to the Century Master Lease, we will own the real estate improvements associated with these projects and annual rent under the Century Master Lease will increase by approximately $4.2 million following completion of the projects. We determined that the amendments to the Century Master Lease represented lease modifications under ASC 842 under which we were required to reassess the lease classification. Upon reassessment, we determined that the Century Master Lease continues to meet the definition of a sales-type lease and, accordingly, since the classification remains unchanged, we modified the future minimum lease cash flows to reflect the amendment and prospectively adjusted the discount rate used to recognize income such that the carrying value of the lease remains unchanged immediately prior to, and subsequent to, modification.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Loan Originations
The following table summarizes our 2022 development loan origination activity to date:

($ in thousands)
Loan Name	Maximum Loan Amount	Loan Type	Development Project
Fontainebleau Las Vegas	$350,000	Mezzanine	Completion of 67-story hotel, gaming, meeting, and entertainment destination located on the north end of the Las Vegas Strip
Canyon Ranch Austin	200,000	Senior Secured	Canyon Ranch Austin wellness resort located in Austin, TX
Great Wolf Northeast	287,920	Senior Secured	549-room indoor water park resort project in Mashantucket, CT
Great Wolf Gulf Coast Texas	127,000	Mezzanine	532-room indoor water park resort located in Webster, TX
Great Wolf South Florida	59,000	Mezzanine	532-room indoor water park resort located in Collier County, FL
Cabot Citrus Farms	120,000	Senior Secured	Cabot Citrus Farms golf course and resort located in Brookdale, FL
BigShots	80,000	Senior Secured	BigShots Golf Facilities throughout the United States
Total	$1,223,920
Fontainebleau Las Vegas Loan
On December 23, 2022, we entered into definitive agreements pursuant to which we have agreed to provide up to $350.0 million in mezzanine loan financing (the “Fontainebleau Las Vegas Loan”) to a partnership between Fontainebleau Development, LLC, a builder, owner, and operator of luxury hospitality, commercial and retail properties, and Koch Real Estate Investments, the real estate investment arm of Koch Industries, to complete the construction of Fontainebleau Las Vegas, a 67-story hotel, gaming, meeting, and entertainment destination coming to the north end of the Las Vegas Strip. The investment was, and will continue to be, funded by us in accordance with a construction draw schedule. Fontainebleau Las Vegas is expected to open in the fourth quarter of 2023.
Canyon Ranch Austin Loan
On October 7, 2022, we entered into a delayed draw term loan facility (the “Canyon Ranch Austin Loan”) with Canyon Ranch, a leading pioneer in global wellness, pursuant to which we agreed to provide up to $200.0 million of secured financing to fund the development of Canyon Ranch Austin in Austin, Texas.
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
•A purchase option agreement, pursuant to which we have an option to acquire the real estate assets associated with the existing Canyon Ranch Tucson and Canyon Ranch Lenox properties, which transactions will be structured as sale leasebacks, in each case solely to the extent Canyon Ranch elects to sell either or both of such properties in a sale leaseback structure for a specific period of time, subject to certain conditions.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Great Wolf Loans
During 2022 we entered into the following loans with Great Wolf Resorts Inc. (“Great Wolf”):
•On December 30, 2022, we agreed to provide up to $287.9 million of senior financing (the “Great Wolf Gulf Northeast Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge Northeast, a 549-room indoor water park resort project in Mashantucket, CT. The Great Wolf Northeast Loan has an initial term of three years with two 12-month extension options, subject to certain conditions.
•On August 30, 2022, we agreed to provide up to $127.0 million of mezzanine financing (the “Great Wolf Gulf Coast Texas Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge Gulf Coast Texas, a more than $200.0 million, 532-room indoor water park resort project in Webster, TX. The Great Wolf Gulf Coast Texas Loan has an initial term of three years with two 12-month extension options, subject to certain conditions.
•On July 1, 2022, we agreed to provide up to $59.0 million of mezzanine financing (the “Great Wolf South Florida Loan”), the proceeds of which will be used to fund the development of Great Wolf Lodge South Florida, a more than $250.0 million, 500-room indoor water park resort project in Collier County, FL. The Great Wolf South Florida Loan has an initial term of four years with one 12-month extension option, subject to certain conditions.
Cabot Citrus Farms Loan
On June 6, 2022, we entered into a $120.0 million delayed draw term loan (the “Cabot Citrus Farms Loan”) with Cabot, a developer, owner and operator of world-class destination golf resorts and communities, the proceeds of which will be used to fund Cabot’s property-wide transformation of Cabot Citrus Farms in Brooksville, Florida, with the addition of a new clubhouse, luxury lodging, health and wellness facilities and a vibrant village center. We also entered into a Purchase and Sale Agreement, pursuant to which upon substantial completion of the asset we will convert a portion of the Cabot Citrus Farms Loan into the ownership of certain Cabot Citrus Farms real estate assets and simultaneously enter into a triple-net lease with Cabot that will have an initial term of 25 years, with five 5-year tenant renewal options.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4 — Real Estate Portfolio
As of December 31, 2022, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 23 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock and PENN Entertainment, under nine separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 20 casino assets leased on a triple-net basis to our tenants, Caesars, Foundation, Hard Rock, JACK Entertainment and MGM, under five separate lease agreements;
•Investments in loans, representing our investments in 11 senior secured and mezzanine loans;
•Investment in unconsolidated affiliate, representing our 50.1% ownership in the MGM Grand/Mandalay Bay JV, which in turn owns two assets leased to MGM under the MGM Grand/Mandalay Bay Lease; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Investments in leases - sales-type, net (1)	17,172,325	13,136,664
Investments in leases - financing receivables, net	16,740,770	2,644,824
Total investments in leases, net	33,913,095	15,781,488
Investments in loans, net	685,793	498,002
Investment in unconsolidated affiliate	1,460,775	—
Land	153,560	153,576
Total real estate portfolio	$36,213,223	$16,433,066
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of December 31, 2022 and 2021, the estimated residual values of the leased properties under our Lease Agreements were $11.5 billion and $3.8 billion, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income from sales-type leases - fixed rent (1)	$1,436,945	$1,161,655	$1,007,193
Income from sales-type leases - contingent rent (1)	27,300	6,317	315
Income from operating leases (2)	—	—	25,464
Income from lease financing receivables - fixed rent (1)(3)	995,383	243,008	137,344
Income from lease financing receivables - contingent rent (1)(3)	1,673	—	—
Total lease revenue	2,461,301	1,410,980	1,170,316
Non-cash adjustment (4)	(337,631)	(119,790)	(39,883)
Total contractual lease revenue	$2,123,670	$1,291,190	$1,130,433
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of December 31, 2022, we have recognized contingent rent from our Margaritaville Lease and Greektown Lease in relation to the variable rent portion of the respective leases and the Caesars Las Vegas Master Lease, Caesars Regional Master Lease and Joliet Lease in relation to the CPI portion of the annual escalator.
(2) Represents the portion of land separately classified and accounted for under the operating lease model associated with our investment in Caesars Palace Las Vegas and certain operating land parcels contained in the Regional Master Lease Agreement. Upon the consummation of the Caesars Transaction on July 20, 2020, the land component of Caesars Palace Las Vegas and certain operating land parcels were reassessed for lease classification and were determined to be a sales-type lease. Accordingly, subsequent to July 20, 2020, such income is recognized as Income from sales-type leases.
(3) Represents the MGM Master Lease, Harrah’s Call Properties, JACK Master Lease and Foundation Master Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(4) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At December 31, 2022, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2023	$1,344,189	$1,126,837	$2,471,026
2024	1,366,127	1,148,616	2,514,743
2025	1,389,500	1,169,998	2,559,498
2026	1,409,190	1,191,924	2,601,114
2027	1,429,526	1,214,331	2,643,857
Thereafter	56,743,837	87,539,154	144,282,991
Total	$63,682,369	$93,390,860	$157,073,229

Weighted Average Lease Term (2)	36.3 years	50.6 years	43.4 years
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Provisions
As of December 31, 2022 we owned 45 properties leased under 14 separate Lease Agreements with subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment and Seminole Hard Rock, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our Lease Agreements are generally long-term in nature with initial terms ranging from 15 to 30 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our Lease Agreements provide for annual base rent escalations, which range from 1% in the earlier years to the greater of 2% or CPI in later years, with certain of our leases providing for a cap with respect to the maximum CPI-based increase. Additionally, certain of our Lease Agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, are subject to adjustment based on the revenues of the underlying asset in specified periods.
The following is a summary of the material lease provisions of our Caesars Leases and leases with MGM, our two most significant tenants:

($ In thousands)	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Master Lease	MGM Grand/Mandalay Bay Lease (1)
Lease Provision
Initial term	18 years	18 years	25 years	30 years
Initial term maturity	7/31/2035	7/31/2035	4/30/2047	2/28/2050
Renewal terms	Four, five-year terms	Four, five-year terms	Three, 10-year terms	Two, 10-year terms
Current lease year (2)	11/1/22 - 10/31/23 (Lease Year 6)	11/1/22 - 10/31/23 (Lease Year 6)	4/29/22-4/30/23 (Lease Year 1)	3/1/22 - 2/28/23 (Lease Year 3)
Current annualized rent	$703,678 (3)	$454,478	730,000 (4)	303,800
Annual escalator (5)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (6)	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None	None
Variable rent adjustment calculation (5)	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None	None
____________________
(1) Subsequent to year-end, on January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and acquired the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV and accordingly, the amounts set forth above reflect our consolidated interest.
(2) For the Venetian Lease, lease year two will begin on the earlier of (i) March 1, 2024 and (ii) the first day of the first month following the month in which the net revenue of the Venetian Resort for the trailing twelve months equals or exceeds 2019 net revenue, which date can be no earlier than the anniversary of the first lease year (March 1, 2023).
(3) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annualized rent under the Caesars Regional Master Lease and Joliet Lease is $694.6 million.
(4) The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease on December 19, 2022, and further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike on February 15, 2023 (which reduced the total annual rent under the MGM Master Lease to $730.0 million).
(5) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(6) Variable rent is not subject to the Escalator.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capital Expenditure Requirements
We manage our residual asset risk through protective covenants in our Lease Agreements, which require the tenant to, among other things, hold specific insurance coverage, engage in ongoing maintenance of the property and invest in capital improvements. With respect to the capital improvements, the Lease Agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation, restoration and repair or other improvements of items with respect to the leased properties. The following table summarizes the capital expenditure requirements of our tenants under their respective Lease Agreements:

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease	Venetian Lease	All Other Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum (3)	$286 million	$84 million	N/A	N/A	N/A
____________________
(1) Represents the tenants under our other Lease Agreements not specifically outlined in the table, as specified in their respective Lease Agreements.
(2) The Caesars Leases require a $107.5 million floor on annual capital expenditures for Caesars Palace Las Vegas, Joliet and the Regional Master Lease properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(3) Certain tenants under the Caesars Leases, as applicable, are required to spend $380.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $286.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease in such proportion as such tenants may elect. Additionally, the tenants under the Regional Master Lease and Joliet Lease are required to expend a minimum of $531.9 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
Investments in Loans
The following is a summary of our investments in loans as of December 31, 2022 and 2021:

($ In thousands)	December 31, 2022
Loan Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured	$495,901	$492,895	$584,049	7.8%	3.2 years
Mezzanine	196,597	192,898	514,882	9.1%	4.3 years
Total	$692,498	$685,793	$1,098,931	8.2%	3.5 years

($ In thousands)	December 31, 2021
Loan Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured	$465,000	$465,034	$15,000	7.8%	3.5 years
Mezzanine	33,614	32,968	45,886	8.0%	4.0 years
Total	$498,614	$498,002	$60,886	7.8%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2022.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

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
Allowance for Credit Losses
During the year ended December 31, 2022, we recognized a $834.5 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such period in the amount of $573.6 million, representing 68.7% of the total allowance. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements that we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Venetian PGF and (c) the sales-type sub-lease agreements that we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms Loan, the Great Wolf South Florida Loan, the Great Wolf Gulf Coast Texas Loan, the Canyon Ranch Austin Loan, the Great Wolf Northeast Loan and the Fontainebleau Las Vegas Loan.
Additional increases were attributable to (i) changes in the macroeconomic model used to scenario condition our reasonable and supportable period, or R&S Period, probability of default, or PD, due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of market volatility during the quarter and (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. These increases were partially offset by a decrease in the long-term reasonable and supportable period probability of default, or Long-Term Period PD, due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants and as a result of standard annual updates that were made to the Long-Term Period PD default study we utilize to estimate our CECL allowance.
During the year ended December 31, 2021, we recognized a $19.6 million decrease in our allowance for credit losses primarily driven by (i) the decrease in the short-term reasonable and supportable period probability of default, or R&S Period PD, of our tenants or borrowers and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during 2021, (ii) the decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants during 2021 and (iii) the decrease in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance. This decrease was partially offset by an increase in the existing amortized cost balances subject to the CECL allowance.
During the year ended December 31, 2020, we recognized a $244.5 million increase in our allowance for credit losses primarily driven by (i) the increase in investment balances resulting from the Caesars Transaction, (ii) the initial CECL allowance related to the JACK Master Lease, (iii) an increase in the R&S Period PD of our tenants or borrowers and their parent guarantors as a result the negative economic outlook associated with the COVID-19 pandemic and (iv) an increase in the Long-term Period PD of our tenants due to downgrades on certain of the credit ratings of our tenants’ senior secured debt in connection with the COVID-19 pandemic.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022 and 2021, and since our formation date on October 6, 2017, all of our Lease Agreements and loan investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,742,712	$(570,387)	$17,172,325	3.21%
Investments in leases - financing receivables	17,467,477	(726,707)	16,740,770	4.16%
Investments in loans	692,658	(6,865)	685,793	0.99%
Other assets - sales-type sub-leases	784,259	(19,750)	764,509	2.52%
Totals	$36,687,106	$(1,323,709)	$35,363,397	3.61%

	December 31, 2021
(In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$13,571,516	$(434,852)	$13,136,664	3.20%
Investments in leases - financing receivables	2,735,948	(91,124)	2,644,824	3.33%
Investments in loans	498,775	(773)	498,002	0.15%
Other assets - sales-type sub-leases	280,510	(6,540)	273,970	2.33%
Totals	$17,086,749	$(533,289)	$16,553,460	3.12%
____________________
(1) The total allowance excludes the CECL allowance for unfunded loan commitments. As of December 31, 2022 and December 31, 2021, such allowance is $45.1 million and $1.0 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning Balance January 1,	$534,325	$553,879	$—
Initial allowance upon adoption	—	—	309,362
Initial allowance from current period investments	573,624	1,725	90,368
Current period change in credit allowance	260,870	(21,279)	154,149
Charge-offs	—	—	—
Recoveries	—	—	—
Ending Balance December 31,	$1,368,819	$534,325	$553,879

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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2022, 2021 and 2020:

	December 31, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,247,315	$28,095,234	$2,594,203	$875,749	$581,973	$292,632	$36,687,106

	December 31, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$951,033	$14,888,770	$868,629	$279,579	$98,739	$17,086,749

	December 31, 2020
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$—	$15,733,402	$934,628	$281,246	$65,012	$17,014,288
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Sales-type sub-leases, net (1)	$764,509	$273,970
Property and equipment used in operations, net	67,209	68,515
Right of use assets and sub-lease right of use assets	45,008	16,811
Debt financing costs	18,646	24,928
Deferred acquisition costs	12,834	24,690
Prepaid expenses	7,348	3,660
Interest receivable	6,911	2,780
Other receivables	6,474	341
Tenant receivables	5,498	5,032
Forward-starting interest rate swaps	—	884
Other	1,891	3,082
Total other assets	$936,328	$424,693
_______________________________________________________
(1) As of December 31, 2022 and December 31, 2021, sales-type sub-leases are net of $19.8 million and $6.5 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Land and land improvements	$60,332	$59,250
Buildings and improvements	15,125	14,880
Furniture and equipment	9,563	9,014
Total property and equipment used in operations	85,020	83,144
Less: accumulated depreciation	(17,811)	(14,629)
Total property and equipment used in operations, net	$67,209	$68,515

	Year Ended December 31,
(In thousands)	2022	2021	2020
Depreciation expense	$3,182	$3,091	$3,731
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Finance sub-lease liabilities	$784,259	$280,510
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	45,039	16,811
CECL allowance for unfunded commitments	45,110	1,037
Deferred income taxes	4,339	3,879
Other	125	—
Total other liabilities	$952,472	$375,837

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Debt
The following tables detail our debt obligations as of December 31, 2022 and 2021:

($ In thousands)	December 31, 2022
Description of Debt (1)	Maturity	Interest Rate	Face Value	Carrying Value(2)
Revolving Credit Facility (3) (4)	2026	SOFR + 1.050%	$—	$—
Delayed Draw Term Loan (5)	2025	SOFR + 1.200%	—	—
November 2019 Notes (6)
2026 Maturity	2026	4.250%	1,250,000	1,238,825
2029 Maturity	2029	4.625%	1,000,000	988,931
February 2020 Notes (6)
2025 Maturity	2025	3.500%	750,000	745,020
2027 Maturity	2027	3.750%	750,000	743,086
2030 Maturity	2030	4.125%	1,000,000	988,626
April 2022 Notes (6)
2025 Maturity	2025	4.375%	500,000	496,314
2028 Maturity	2028	4.516% (7)	1,250,000	1,237,082
2030 Maturity	2030	4.541% (7)	1,000,000	987,618
2032 Maturity	2032	3.980% (7)	1,500,000	1,480,799
2052 Maturity	2052	5.625%	750,000	735,360
Exchange Notes (6)
2024 Maturity	2024	5.625%	1,024,169	1,029,226
2025 Maturity	2025	4.625%	799,368	783,659
2026 Maturity	2026	4.500%	480,524	463,018
2027 Maturity	2027	5.750%	729,466	738,499
2028 Maturity	2028	4.500%	349,325	336,545
2029 Maturity	2029	3.875%	727,114	660,489
MGP OP Notes (6)
2024 Maturity	2024	5.625%	25,831	25,901
2025 Maturity	2025	4.625%	632	615
2026 Maturity	2026	4.500%	19,476	18,542
2027 Maturity	2027	5.750%	20,534	20,520
2028 Maturity	2028	4.500%	675	639
2029 Maturity	2029	3.875%	22,886	20,361
Total Debt		4.496% (8)	$13,950,000	$13,739,675

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ In thousands)	December 31, 2021
Description of Debt	Maturity	Interest Rate	Face Value	Carrying Value(1)
Secured Revolving Credit Facility (9)	2024	L + 2.00%	$—	$—
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,235,972
2029 Maturity	2029	4.625%	1,000,000	987,331
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	742,677
2027 Maturity	2027	3.750%	750,000	741,409
2030 Maturity	2030	4.125%	1,000,000	987,134
Total Debt		4.105%	$4,750,000	$4,694,523
____________________
(1)Amounts exclude our $1.5 billion pro-rata share of the $3.0 billion of CMBS of the MGM Grand/Mandalay Bay JV, recorded as part of the balance of Investment in unconsolidated affiliate on our Balance Sheets. Subsequent to year-end, on January 9, 2023, upon closing of the MGM Grand/Mandalay Bay JV Acquisition and consolidating the operations in the first quarter of 2023 the balance of the $3.0 billion debt, net of the fair value adjustment, will be presented in Debt, net on our Balance Sheets. The property-level debt has a principal balance of $3.0 billion, bears interest at a fixed rate of 3.558% per annum through March 2030, and matures in 2032.
(2)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(3)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR, depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the year ended December 31, 2022, the commitment fees for the Revolving Credit Facility was 0.375%.
(4)Subsequent to year-end, on January 6, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Transaction.
(5)The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. On February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.
(6)Interest is payable semi-annually.
(7)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.
(8)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of December 31, 2022, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.67%.
(9)On February 8, 2022, we terminated the Secured Revolving Credit Facility (including the first priority lien on substantially all of VICI PropCo’s and its existing and subsequently acquired wholly owned material domestic restricted subsidiaries’ material assets) and the 2017 Credit Agreement, as described below, and entered into the Credit Agreement providing for the Credit Facilities, as described below.
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2022:

($ In thousands)	Future Minimum Payments
2023	$—
2024	1,050,000
2025	2,050,000
2026	1,750,000
2027	1,500,000
Thereafter	7,600,000
Total minimum repayments	$13,950,000

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Unsecured Notes
Exchange Notes
On April 29, 2022, the VICI Issuers issued (i) $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024, (ii) $799.4 million in aggregate principal amount of 4.625% Senior Notes due June 15, 2025, (iii) $480.5 million in aggregate principal amount of 4.500% Senior Notes due September 1, September 1, 2026, (iv) $729.5 million in aggregate principal amount of 5.750% Senior Notes due February 1, 2027, (v) $349.3 million in aggregate principal amount of 4.500% Senior Notes due January 15, 2028 and (vi) $727.1 million in aggregate principal amount of 3.875% Senior Notes due February 15, 2029 in exchange for the validly tendered and not validly withdrawn MGP OP Notes, originally issued by the MGP Issuers, pursuant to the settlement of the Exchange Offers and Consent Solicitations in connection with the closing of the MGP Transactions. The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes, in each case under a supplemental indenture dated as of April 29, 2022, between the VICI Issuers and UMB Bank, National Association, as trustee (the “Trustee”).
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
Until February 8, 2022, the November 2019 Notes and February 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each guaranteed indebtedness under the 2017 Credit Agreement (as defined below). All subsidiary guarantees were released upon the termination of the 2017 Credit Agreement concurrently with the execution of the Credit Agreement on February 8, 2022.
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
Unsecured Credit Facilities
On February 8, 2022, VICI LP entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. Subsequent to year-end, on February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.
The Revolving Credit Facility includes two six-month maturity extension options the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments. Additionally, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party to the Credit Agreement, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion
Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, at a rate based on SOFR (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating) of total revolving commitments.
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
Subsequent to year-end, on January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Transaction.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Second Lien Notes
On October 6, 2017, we issued $766.9 million aggregate principal amount of 8.0% second priority senior secured notes due 2023 (the “Second Lien Notes”), pursuant to an indenture by and among VICI PropCo and its wholly owned subsidiary, VICI FC Inc., the subsidiary guarantors party thereto, and UMB Bank National Association, as trustee. On February 20, 2020, we used a portion of the proceeds from the issuance of the 2025 Notes, together with cash on hand, to redeem in full the Second Lien Notes at a redemption price of 100% of the principal amount of the Second Lien Notes then outstanding plus the Second Lien Notes Applicable Premium (as defined in the Second Lien Notes indenture), for a total redemption cost of $537.5 million. In connection with the full redemption, we recognized a loss on extinguishment of debt of $39.1 million during the year ended December 31, 2020.
Bridge Facilities
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
On June 24, 2019, in connection with the Caesars Transaction, VICI PropCo entered into a Commitment Letter with certain lenders pursuant to which they provided (i) a 364-day first lien secured bridge facility of up to $3.3 billion in the aggregate and (ii) a 364-day second lien secured bridge facility of up to $1.5 billion in the aggregate (the “Caesars Transaction Bridge Facility”), for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the closing of the Caesars Transaction, which was fully terminated in June 2020 in connection with such closing.
In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. The following table shows the amount of such fees recognized in Interest expense on our Statement of Operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
MGP Transactions Bridge Facility	$15,338	$38,762	$—
Venetian Acquisition Bridge Facility	968	16,387	—
Caesars Transaction Bridge Facility	—	—	3,068
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2022, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8 — Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021. As of December 31, 2022, there were no derivative instruments outstanding.

($ in thousands)	December 31, 2021
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	1.3465%	$500,000	USD SOFR- COMPOUND	May 2, 2032
Forward-Starting Derivatives
From December 2021 through April 2022, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $2.5 billion and two U.S. Treasury Rate Lock agreements with an aggregate notional amount of $500.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $3.0 billion of long-term debt. The forward-starting interest rate swaps and treasury locks were designated as cash-flow hedges. In April 2022, in connection with the April 2022 Notes offering, we settled the outstanding forward-starting interest rate swaps for total net proceeds of $202.3 million and the treasury locks for total net proceeds of $4.5 million. Since the forward-starting swaps and treasury locks were hedging the interest rate risk on the April 2022 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Unrealized gain recorded in other comprehensive income	$200,550	$—	$—
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(16,233)	—	—
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
The following table presents the effect of our interest rate swaps on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Unrealized gain (loss) recorded in other comprehensive income	$—	$29,166	$(27,443)
Interest from interest rate swaps recorded in interest expense	—	29,960	42,797
Interest rate swap settlement recorded in interest expense	—	64,239	—

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$217,342	$—	$217,342	$—

	December 31, 2021
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (2)	$884	$—	$884	$—
____________________
(1)The carrying value of these investments is equal to their fair value due to the short-term nature of the investments as well as their credit quality.
(2)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments at December 31, 2022 and 2021 for which fair value is only disclosed are as follows:

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$16,740,770	$17,871,771	$2,644,824	$3,104,337
Investments in loans (2)	685,793	675,456	498,002	498,614
Cash and cash equivalents	208,933	208,933	739,614	739,614
Financial liabilities:
Debt
Revolving Credit Facility	$—	$—	$—	$—
Delayed Draw Term Loan	—	—	—	—
Senior Unsecured Notes (3)	13,739,675	13,020,636	4,694,523	4,955,000
____________________
(1)These investments represent the JACK Master Lease, the Harrah’s Call Properties, the MGM Master Lease and the Foundation Master Lease. In relation to the JACK Master Lease and the Harrah’s Call Properties, the fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the MGM Master Lease and Foundation Master Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)These investments represent our investments in 11 senior secured and mezzanine loans. The fair value of these assets are based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Gain Upon Lease Modification in Connection with the Caesars Transaction
On July 20, 2020, in connection with the Caesars Transaction and as required under ASC 842, we reassessed the lease classifications of the Caesars Las Vegas Master Lease, Caesars Regional Master Lease and Joliet Lease and determined the leases meet the definition of a sales-type lease, including the land component of Caesars Palace Las Vegas. Prior to reassessment, such leases were classified as direct financing leases, with the exception of the land component of Caesars Palace Las Vegas, which was classified as an operating lease. As a result of the reclassifications of the Caesars Lease Agreements from

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
direct financing and operating leases to sales-type leases, we recorded the investments at their estimated fair values as of the modification date and recognized a net gain equal to the difference in fair value of the asset and its carrying value immediately prior to the modification. As a result of the re-measurement of the Caesars Lease Agreements to fair value, we recognized a $333.4 million gain upon lease modification in our Statement of Operations during the year ended December 31, 2020.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2022, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) certain corporate offices, the most material of which is our corporate headquarters in New York, NY, which expires in 2030 and has one five-year renewal option. The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of December 31, 2022 under our operating leases was 13.6 years.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Rent expense	$2,006	$2,009	$2,008
Contractual rent	$1,901	$1,881	$1,600
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2022 are as follows:

(In thousands)	Lease Commitments
2023	$1,937
2024	1,847
2025	1,908
2026	1,959
2027	1,979
Thereafter	15,138
Total minimum lease commitments	$24,768
Discounting factor	8,682
Lease liability	$16,086
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

(In thousands)	December 31, 2022	December 31, 2021
Others assets (operating sub-leases)	$28,953	$—
Other liabilities (operating sub-lease liabilities)	28,953	—
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Rental income and expense	$5,707	$—	$—
Contractual rent	$5,338	$—	$—
The future minimum lease commitments relating to the sub-leases at December 31, 2022 are as follows:

(In thousands)	Lease Commitments
2023	$6,584
2024	6,553
2025	5,129
2026	3,934
2027	4,010
Thereafter	5,128
Total minimum lease commitments	$31,338
Discounting factor	2,385
Finance sub-lease liability	$28,953
The discount rate for the operating sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 2.6% and 2.9%. The weighted average remaining lease term as of December 31, 2022 under our finance leases was 6.9 years.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of December 31, 2022 and December 31, 2021:

(In thousands)	December 31, 2022	December 31, 2021
Others assets (sales-type sub-leases, net)	$764,509	$273,970
Other liabilities (finance sub-lease liabilities)	784,259	280,510
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Rental income and expense	$47,819	$22,484	$11,632
Contractual rent	$52,191	$26,350	$17,983
The future minimum lease commitments relating to the ground and use sub-leases at December 31, 2022 are as follows:

(In thousands)	Lease Commitments
2023	$58,769
2024	59,039
2025	59,174
2026	59,174
2027	59,174
Thereafter	2,555,535
Total minimum lease commitments	$2,850,866
Discounting factor	2,066,607
Finance sub-lease liability	$784,259
The discount rates for the finance ground and use sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of December 31, 2022 under our finance sub-leases was 54.7 years.
Note 11 — Stockholders' Equity
Stock
Authorized
As of December 31, 2022, we had the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of Common Stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
Public Offerings
September 2021 Offering
On September 14, 2021, we completed a primary follow-on offering of 115,000,000 shares of common stock consisting of (i) 65,000,000 shares of common stock (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) and (ii) 50,000,000 shares of common stock that were subject to forward sale agreements (as detailed in the table below), which required settlement by September 9, 2022, in each case at a public offering price of $29.50 per share for an aggregate offering value of $3.4 billion, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $1,859.0 million from the sale of the 65,000,000 shares (including 15,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock). We did not initially receive any proceeds from the sale of the 50,000,000 shares subject to the forward sale agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Forward Offerings
The following table summarizes our public offering activity subject to forward sale agreements during the years ended December 31, 2022 and 2021:

(In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
January 2023 Offering	January 18, 2023	30,302,500	$33.00	$1,000,000	$31.85	$964,400
November 2022 Offering	November 8, 2022	18,975,000	30.90	580,000	30.57	579,600
September 2021 Offering	September 14, 2021	50,000,000	29.50	1,475,000	28.62	1,431,000
March 2021 Offering	March 8, 2021	69,000,000	29.00	2,001,000	28.06	1,935,000
Total		168,277,500	$30.08	$5,056,000	$29.19	$4,910,000
____________________
(1)The forward sale agreements generally require settlement within one-year of the trade date, which is January 16, 2024 with respect to the January 2023 Offering, and was (i) November 3, 2023 with respect to the November 2022 Offering, (ii) September 9, 2022 with respect to the September 2021 Offering and (iii) March 4, 2022 with respect to the March 2021 Offering (all three of which have since settled).
(2)The amounts are inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes (i) 3,952,500 shares with respect to the January 2023 Offering, (ii) 2,475,000 shares with respect to the November 2022 Offering and (iii) 9,000,000 shares with respect to the March 2021 Offering.

We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
The following table summarizes settlement activity of the outstanding forward shares during the years ended December 31, 2022 and 2021:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	$30.34	$575,600
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	27.81	1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	26.50	1,828,600
June 2020 Forward Sale Agreement	September 9, 2021	Physical	26,900,000	19.59	526,900
June 2020 Forward Sale Agreement	September 28, 2020	Physical	3,000,000	21.04	63,000
Total			167,875,000	$26.12	$4,384,700
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our activity under the ATM Program during the year ended December 31, 2022, all of which were sold subject to a forward sale agreement (collectively, the “ATM Forward Sale Agreements”). During the year ended December 31, 2021, we did not sell any shares under the ATM Program.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Forward Sales Price Per Share	Aggregate Net Value
December 2022 ATM Forward Sale Agreement	6,317,805	$33.62	$212,400	$32.96	$208,300
August 2022 ATM Forward Sale Agreement	3,918,807	34.73	136,080	34.40	134,800
June 2022 ATM Forward Sale Agreement	11,380,980	32.28	367,400	31.64	360,000
Total	21,617,592	$33.12	$715,880	$32.53	$703,100
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
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program, all of which were settled subsequent to the year ended December 31, 2022.

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
December 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	6,317,805	$32.99	$208,402
August 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	3,918,807	33.96	133,073
June 2022 ATM Forward Sale Agreement	January 3, 2023	Physical	11,380,980	31.20	355,168
Total			21,617,592	$32.22	$696,643
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2022	2021	2020
Beginning Balance January 1	628,942,092	536,669,722	461,004,742
Issuance of common stock in primary follow-on offerings	—	65,000,000	—
Issuance of common stock upon physical settlement of forward sale agreements (1)	119,000,000	26,900,000	68,000,000
Issuance of common stock in connection with the Merger	214,552,532	—	—
Issuance of common stock under the at-the-market offering program	—	—	7,500,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	601,939	372,370	164,980
Ending Balance December 31	963,096,563	628,942,092	536,669,722
____________________
(1)Excludes the 40,592,592 shares subject to the November 2022 Forward Sale Agreement and the ATM Forward Sale Agreements as such shares were not yet settled as of December 31, 2022.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2022 and 2021 were as follows:

Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 - June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2033	July 1, 2022 - September 30, 2022	$0.3900
December 8, 2022	December 22, 2022	January 5, 2022	October 1, 2022 - December 31, 2022	$0.3900

Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Period	Dividend
March 11, 2021	March 25, 2021	April 8, 2021	January 1, 2021 - March 31, 2021	$0.3300
June 10, 2021	June 24, 2021	July 8, 2021	April 1, 2021 - June 30, 2021	$0.3300
August 4, 2021	September 24, 2021	October 7, 2021	July 1, 2021 - September 30, 2021	$0.3600
December 9, 2021	December 23, 2021	January 6, 2022	October 1, 2021 - December 31, 2021	$0.3600
Note 12 — Earnings Per Share and Earning Per Unit
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Determination of shares:
Weighted-average shares of common stock outstanding	877,508	564,467	506,141
Assumed conversion of restricted stock	955	924	412
Assumed settlement of forward sale agreements	1,213	11,675	4,356
Diluted weighted-average shares of common stock outstanding	879,676	577,066	510,909

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Basic:
Net income attributable to common stockholders	$1,117,635	$1,013,851	$891,674
Weighted-average shares of common stock outstanding	877,508	564,467	506,141
Basic EPS	$1.27	$1.80	$1.76

Diluted:
Net income attributable to common stockholders	$1,117,635	$1,013,851	$891,674
Diluted weighted-average shares of common stock outstanding	879,676	577,066	510,909
Diluted EPS	$1.27	$1.76	$1.75
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Determination of units:
Weighted-average units outstanding	885,786	564,467	506,141
Assumed conversion of VICI restricted stock	955	924	412
Assumed settlement of VIC forward sale agreements	1,213	11,675	4,356
Diluted weighted-average units outstanding	887,953	577,066	510,909

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Basic:
Net income attributable to partners	$1,118,471	$1,008,534	$889,608
Weighted-average units outstanding	885,786	564,467	506,141
Basic EPU	$1.26	$1.79	$1.76

Diluted:
Net income attributable to partners	$1,118,471	$1,008,534	$889,608
Diluted weighted-average units outstanding	887,953	577,066	510,909
Diluted EPU	$1.26	$1.75	$1.74
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2022, 10,890,794 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2022, 2021 and 2020, the Company granted approximately 384,000, 172,000, and 179,000 shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to three years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2022, 2021 and 2020 the Company granted approximately 336,000, 188,000, and 239,000 restricted stock units, respectively, at target level of performance under the Plan subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 0.2% - 2.4% and an expected price volatility of 13.8% - 35.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock-based compensation expense	$12,986	$9,371	$7,388

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the activity of our incentive stock and time-based restricted stock and performance-based restricted stock units:

	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except for per share data)	Stock	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	310,470	$21.58	291,003	$20.71
Granted	183,744	23.56	239,437	19.90
Vested	(144,694)	20.21	—	—
Forfeited	(24,655)	21.21	—	—
Canceled	—	—	—	—
Outstanding as of December 31, 2020	324,865	23.34	530,440	20.35
Granted	176,023	18.79	318,312	16.85
Vested	(177,120)	19.19	(220,084)	18.39
Forfeited	(23,737)	19.58	(40,534)	18.39
Canceled	—	—	—	—
Outstanding as of December 31, 2021	300,031	24.72	588,134	19.32
Granted	389,715	28.84	489,207	27.03
Vested	(167,465)	25.91	(227,166)	22.68
Forfeited	(14,942)	25.46	(80,586)	22.68
Canceled	—	—	—	—
Outstanding as of December 31, 2022	507,339	$27.47	769,589	$22.88
As of December 31, 2022, there was $17.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.
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
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2022			2021			2020
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,758	$469	$2,227	$1,066	$358	$1,424	$381	$148	$529
State	658	(9)	649	1,475	(12)	1,463	299	3	302
Income tax expense	$2,416	$460	$2,876	$2,541	$346	$2,887	$680	$151	$831

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2022 and 2021, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Lease liability	$2,310	$2375
Accruals, reserves and other	221	32
Total deferred tax assets	2,531	2,407
Deferred tax liabilities:
Land, buildings and equipment, net	(4,560)	(3,911)
Right of use asset	(2,310)	(2,375)
Total deferred tax liabilities	(6,870)	(6,286)
Net deferred tax liability	$(4,339)	$(3,879)
The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$239,220	21.0%	$215,469	21.0%	$188,378	21.0%
REIT income not subject to federal income tax	(237,069)	(20.8)	(214,037)	(20.9)	(187,839)	(20.9)
Pre-tax gain attributable to taxable subsidiaries	2,151	0.2	1,432	0.1	539	0.1
State income taxes, net of federal benefits	648	0.1	1,444	0.1	296	—
Non-deductible expenses and other	77	—	11	—	(4)	—
Income tax expense	$2,876	0.3%	$2,887	0.2%	$831	0.1%
We declared dividends of $1.500, $1.380 and $1.255 per common share during the years ended December 31, 2022, 2021 and 2020, respectively. For U.S. federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2022, 2021 and 2020 are characterized as follows:

	Year Ended December 31,
($ per share)	2022	2021	2020
Ordinary dividends	$1.5787	$0.7108	$1.2225
Section 199A dividends (1)	$1.5787	$0.7108	$1.2225

Non-dividend distribution	$—	$0.6392	$—
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2022, we had NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2022, the 2019, 2020, and 2021 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2022 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.