Form 10-Q
period 2023-03-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2023-05-01
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
As of April 28, 2023, VICI Properties Inc. had 1,004,238,490 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2023 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of March 31, 2023, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International or its affiliates.
The following diagram details VICI’s organizational structure as of March 31, 2023.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of March 31, 2023, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,579,820	$17,172,325
Investments in leases - financing receivables, net	17,051,187	16,740,770
Investments in loans and securities, net	886,524	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	153,560	153,560
Cash and cash equivalents	247,673	208,933
Short-term investments	—	217,342
Other assets	934,049	936,328
Total assets	$41,852,813	$37,575,826

Liabilities
Debt, net	$16,606,240	$13,739,675
Accrued expenses and deferred revenue	221,283	213,388
Dividends and distributions payable	396,212	380,178
Other liabilities	954,543	952,472
Total liabilities	18,178,278	15,285,713

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,004,204,918 and 963,096,563 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10,042	9,631
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	22,910,509	21,645,499
Accumulated other comprehensive income	170,441	185,353
Retained earnings	220,254	93,154
Total VICI stockholders’ equity	23,311,246	21,933,637
Non-controlling interests	363,289	356,476
Total stockholders’ equity	23,674,535	22,290,113
Total liabilities and stockholders’ equity	$41,852,813	$37,575,826
_______________________________________________________
Note: As of March 31, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Other assets (sales-type sub-leases) are net of $716.6 million, $689.5 million, $15.7 million and $17.0 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Income from sales-type leases	$478,394	$326,735
Income from lease financing receivables, loans and securities	371,069	72,878
Other income	18,339	8,386
Golf revenues	9,845	8,626
Total revenues	877,647	416,625

Operating expenses
General and administrative	15,005	9,466
Depreciation	814	776
Other expenses	18,339	8,386
Golf expenses	5,952	5,285
Change in allowance for credit losses	111,477	80,820
Transaction and acquisition expenses	(958)	755
Total operating expenses	150,629	105,488

Income from unconsolidated affiliate	1,280	—
Interest expense	(204,360)	(68,142)
Interest income	3,047	93
Other gains (losses)	1,963	—
Income before income taxes	528,948	243,088
Income tax expense	(1,087)	(400)
Net income	527,861	242,688
Less: Net income attributable to non-controlling interests	(9,121)	(2,305)
Net income attributable to common stockholders	$518,740	$240,383

Net income per common share
Basic	$0.52	$0.35
Diluted	$0.52	$0.35

Weighted average number of shares of common stock outstanding
Basic	1,001,526,645	684,341,045
Diluted	1,003,831,325	687,914,683

Other comprehensive income
Net income	$527,861	$242,688
Reclassification of derivative gain to Interest expense	(6,037)	—
Unrealized (loss) gain on cash flow hedges	(7,393)	108,611
Foreign currency translation adjustments	(1,664)	—
Comprehensive income	512,767	351,299
Comprehensive income attributable to non-controlling interest	(8,939)	(2,305)
Comprehensive income attributable to common stockholders	$503,828	$348,994
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
Net income	—	—	—	240,383	240,383	2,305	242,688
Issuance of common stock, net	1,190	3,216,907	—	—	3,218,097	—	3,218,097
Dividends and distributions declared ($0.3600 per common share)	—	—	—	(270,600)	(270,600)	(2,103)	(272,703)
Stock-based compensation, net of forfeitures	5	(86)	—	—	(81)	—	(81)
Unrealized gain on cash flow hedges	—	—	108,611	—	108,611	—	108,611
Balance as of March 31, 2022	$7,484	$14,971,890	$109,495	$315,809	$15,404,678	$79,108	$15,483,786

Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
Net income	—	—	—	518,740	518,740	9,121	527,861
Issuance of common stock, net	406	1,271,066	—	—	1,271,472	—	1,271,472
Reallocation of equity	—	(4,936)	—	—	(4,936)	4,936	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(391,640)	(391,640)	(7,048)	(398,688)
Stock-based compensation, net of forfeitures	5	(1,120)	—	—	(1,115)	(14)	(1,129)
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized loss on cash flow hedges	—	—	(7,304)	—	(7,304)	(89)	(7,393)
Foreign currency translation adjustments	—	—	(1,644)	—	(1,644)	(20)	(1,664)
Balance as of March 31, 2023	$10,042	$22,910,509	$170,441	$220,254	$23,311,246	$363,289	$23,674,535
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$527,861	$242,688
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(122,834)	(35,564)
Stock-based compensation	3,467	2,630
Depreciation	814	776
Amortization of debt issuance costs and original issue discount	13,641	15,977
Change in allowance for credit losses	111,477	80,820
Income from unconsolidated affiliate	(1,280)	—
Distributions from unconsolidated affiliate	3,273	—
Foreign currency remeasurement gain	(1,963)	—
Change in operating assets and liabilities:
Other assets	1,380	(2,057)
Accrued expenses and deferred revenue	(12,282)	(7,170)
Other liabilities	(1,521)	73
Net cash provided by operating activities	522,033	298,173

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(6,100)	(4,012,096)
Investments in leases - financing receivables	(202,683)	—
Investments in loans and securities	(209,302)	(15,559)
Capitalized transaction costs	(220)	(136)
Maturities of short-term investments	217,342	—
Acquisition of property and equipment	(988)	(454)
Net cash used in investing activities	(1,468,856)	(4,028,245)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,272,270	3,219,123
Proceeds from Revolving Credit Facility	352,704	600,000
Repayment of Revolving Credit Facility	(250,000)	—
Debt issuance costs	—	(27,285)
Repurchase of stock for tax withholding	(4,595)	(2,712)
Distributions to non-controlling interests	(2,278)	(2,103)
Dividends paid	(382,612)	(227,863)
Net cash provided by financing activities	985,489	3,559,160

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	74	—

Net increase (decrease) in cash, cash equivalents and restricted cash	38,740	(170,912)
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614
Cash, cash equivalents and restricted cash, end of period	$247,673	$568,702

Supplemental cash flow information:
Cash paid for interest	$178,047	$48,921
Cash paid for income taxes	$—	$2
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$396,410	$269,429
Debt issuance costs payable	$—	$465
Deferred transaction costs payable	$1,622	$2,219
Non-cash change in Investments in leases - financing receivables	$69,621	$6,696
Obtaining right-of-use assets in exchange for lease liabilities	$—	$208,949
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	March 31, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,579,820	$17,172,325
Investments in leases - financing receivables, net	17,051,187	16,740,770
Investments in loans and securities, net	886,524	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	153,560	153,560
Cash and cash equivalents	201,002	142,600
Short-term investments	—	217,342
Other assets	852,072	856,605
Total assets	$41,724,165	$37,429,770

Liabilities
Debt, net	$16,606,240	$13,739,675
Accrued expenses and deferred revenue	214,966	206,643
Distributions payable	396,813	380,581
Other liabilities	939,792	937,655
Total liabilities	18,157,811	15,264,554

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,016,436,291 and 975,327,936 operating partnership units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	23,316,182	21,900,511
Accumulated other comprehensive income	170,107	185,201
Total VICI LP’s capital	23,486,289	22,085,712
Non-controlling interest	80,065	79,504
Total capital attributable to partners	23,566,354	22,165,216
Total liabilities and partners’ capital	$41,724,165	$37,429,770
_______________________________________________________
Note: As of March 31, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Other assets (sales-type sub-leases) are net of $716.6 million, $689.5 million, $15.7 million and $17.0 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2023	2022
Revenues
Income from sales-type leases	$478,394	$326,735
Income from lease financing receivables, loans and securities	371,069	72,878
Other income	18,339	8,386
Total revenues	867,802	407,999

Operating expenses
General and administrative	15,005	9,466
Depreciation	31	30
Other expenses	18,339	8,386
Change in allowance for credit losses	111,477	80,820
Transaction and acquisition expenses	(958)	755
Total operating expenses	143,894	99,457

Income from unconsolidated affiliate	1,280	—
Interest expense	(204,360)	(68,142)
Interest income	2,490	90
Other gains (losses)	1,963	—
Income before income taxes	525,281	240,490
Income tax expense	(366)	162
Net income	524,915	240,652
Less: Net income attributable to non-controlling interest	(2,839)	(2,305)
Net income attributable to partners	$522,076	$238,347

Net income per Partnership unit
Basic	$0.51	$0.35
Diluted	$0.51	$0.35

Weighted average number of Partnership units outstanding
Basic	1,013,758,018	684,341,045
Diluted	1,016,062,698	687,914,683

Other comprehensive income
Net income attributable to partners	$522,076	$238,347
Reclassification of derivative gain to Interest expense	(6,037)	—
Unrealized (loss) gain on cash flow hedges	(7,393)	108,611
Foreign currency translation adjustments	(1,664)	—
Comprehensive income attributable to partners	$506,982	$346,958
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from Parent	3,229,165	—	—	3,229,165
Distributions to Parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	$15,198,823	$109,495	$79,108	$15,387,426

Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
Net income	522,076	—	2,839	524,915
Contributions from Parent	1,303,243	—	—	1,303,243
Distributions to Parent	(408,519)	—	—	(408,519)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	(1,129)	—	—	(1,129)
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized loss on cash flow hedges	—	(7,393)	—	(7,393)
Foreign currency translation adjustments	—	(1,664)	—	(1,664)
Balance as of March 31, 2023	$23,316,182	$170,107	$80,065	$23,566,354
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$524,915	$240,652
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(122,834)	(35,564)
Stock-based compensation	3,467	2,602
Depreciation	31	30
Amortization of debt issuance costs and original issue discount	13,641	15,977
Change in allowance for credit losses	111,477	80,820
Income from unconsolidated affiliate	(1,280)	—
Distributions from unconsolidated affiliate	3,273	—
Foreign currency remeasurement gain	(1,963)	—
Change in operating assets and liabilities:
Other assets	4,227	(1,513)
Accrued expenses and deferred revenue	(19,225)	(9,790)
Other liabilities	(1,456)	4
Net cash provided by operating activities	514,273	293,218

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(6,100)	(4,012,096)
Investments in leases - financing receivables	(202,683)	—
Investments in loans and securities	(209,302)	(15,559)
Capitalized transaction costs	(220)	(136)
Maturities of short-term investments	217,342	—
Net cash used in investing activities	(1,467,868)	(4,027,791)

Cash flows from financing activities
Contributions from Parent	1,296,270	3,219,202
Distributions to Parent	(380,178)	(227,000)
Proceeds from Revolving Credit Facility	352,704	600,000
Repayment of Revolving Credit Facility	(250,000)	—
Debt issuance costs	—	(27,285)
Repurchase of stock for tax withholding	(4,595)	—
Distributions to non-controlling interest	(2,278)	(2,103)
Net cash provided by financing activities	1,011,923	3,562,814

Effect of exchange rate changes on cash, cash equivalents and restricted cash	74	—

Net increase (decrease) in cash, cash equivalents and restricted cash	58,402	(171,759)
Cash, cash equivalents and restricted cash, beginning of period	142,600	705,566
Cash, cash equivalents and restricted cash, end of period	$201,002	$533,807

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$178,047	$48,921
Cash paid for income taxes	$—	$2
Supplemental non-cash investing and financing activity:
Distributions payable	$396,410	$269,276
Debt issuance costs payable	$—	$465
Deferred transaction costs payable	$1,622	$2,219
Non-cash change in Investments in leases - financing receivables	$69,621	$6,696
Obtaining right-of-use assets in exchange for lease liabilities	$—	$208,949
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
“Credit Facilities” refer collectively to the Delayed Draw Term Loan and the Revolving Credit Facility.
“Delayed Draw Term Loan” refers to the three-year unsecured delayed draw term loan facility of VICI LP provided under the Credit Agreement entered into in February 2022, which expired undrawn in accordance with its terms on February 8, 2023.
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
(UNAUDITED)
Issuer in February 2020.
“Forum Convention Center Mortgage Loan” refers to a $400.0 million mortgage loan agreement entered into on September 18, 2020 with Caesars for a term of five years and secured by, among other things, the Caesars Forum Convention Center in Las Vegas which was repaid in full on May 1, 2023. In connection therewith, the Company’s call right under the put-call agreement relating to the Caesars Forum Convention Center was extended from December 31, 2026 to December 31, 2028.
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
“MGM Grand/Mandalay Bay JV” refers to a joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay, in which we hold a 100% ownership stake following our acquisition of the remaining 49.9% ownership stake from our former joint venture partner on January 9, 2023, as further described herein.
“MGM Grand/Mandalay Bay Lease” refers to the lease agreement for MGM Grand Las Vegas and Mandalay Bay, as amended from time to time.
“MGM Leases” refer collectively to the MGM Master Lease and the MGM Grand/Mandalay Bay Lease, in each case, unless the context otherwise requires.
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
“MGP Transactions” refer collectively to a series of transactions pursuant to the MGP Master Transaction Agreement in connection with our acquisition of MGP on April 29, 2022, as contemplated by the MGP Master Transaction Agreement, including the tax protection agreement with MGM and the MGM Master Lease.
“Mirage Lease” refers to the lease agreement with Hard Rock for the Mirage, located in Las Vegas, Nevada, as amended from time to time.
“November 2019 Notes” refer collectively to (i) the $1.25 billion aggregate principal amount of 4.250% senior unsecured notes due 2026, and (ii) the $1.0 billion aggregate principal amount of 4.625% senior unsecured notes due 2029, in each case issued by the VICI Issuers in November 2019.
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
“Venetian Lease” refers to the lease agreement for the Venetian Resort Las Vegas and Venetian Convention & Expo Center, located in Las Vegas, Nevada (the “Venetian Resort”), as amended from time to time.
“Venetian Tenant” refers to an affiliate of certain funds managed by affiliates of Apollo.
“VICI Golf” refers to VICI Golf LLC, a Delaware limited liability company that is the owner of our golf business.
“VICI Issuers” refer to VICI LP and VICI Note Co. Inc., a Delaware corporation.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of March 31, 2023, our geographically diverse real estate portfolio consisted of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns four championship golf courses located near certain of our properties.
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
We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited Financial Statements and related notes should be read in conjunction with our audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K, as updated from time to time in our other filings with the SEC.
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
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of March 31, 2023, VICI’s non-controlling interests represent an approximate 1.2% third-party ownership of VICI OP in the form of VICI OP Units and a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of March 31, 2023 and December 31, 2022, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $217.3 million of short-term investments as of December 31, 2022. We did not have any short-term investments as of March 31, 2023.
Purchase Price Accounting
We assess all of our property acquisitions under ASC 805 - Business Combinations (“ASC 805”) to determine if such acquisitions should be accounted for as a business combination or an asset acquisition. Under ASC 805, an acquisition does not qualify as a business combination when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets, (ii) the acquisition does not include a substantive process in the form of an acquired workforce, or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Generally, and to date, all of our acquisitions have been determined to be asset acquisitions and, in accordance with ASC 805-50, all applicable transaction costs are capitalized as part of the purchase price of the acquisition.
We allocate the purchase price to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, with the exception of the MGP Transactions and the MGM Grand/Mandalay Bay JV Interest Acquisition (each as further described in Note 3 - Property Transactions), our acquisitions consist of properties without existing leases or debt and, accordingly, the assets acquired are comprised of land, building and site improvements. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have determined that the land and building components of all of the Caesars Leases (excluding the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City components (the “Harrah’s Call Properties”) of the Caesars Regional Master Lease), Century Master Lease, Gold Strike Lease, Hard Rock Cincinnati Lease, MGM Grand/Mandalay Bay Lease, PENN Entertainment Leases, Southern Indiana Lease and Venetian Lease meet the definition of a sales-type lease under ASC 842.
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
We determined that the land and building components of the Foundation Master Lease, Harrah’s Call Properties components of the Caesars Regional Master Lease, JACK Master Lease, MGM Master Lease and PURE Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, such leases are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Investments in Loans and Securities, net
Investments in loans are held-for-investment and are carried at historical cost, inclusive of unamortized loan origination costs and fees and allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
We classify our investments in securities on the date of acquisition of the investment as either trading, available-for-sale or held-to-maturity. We classify our debt securities as held-to-maturity, as we have the intent and ability to hold this security until maturity, the accounting of which is materially consistent with that of our Investments in loans.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Allowance for Credit Losses
ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans and securities.
We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance for our Investments in leases - sales-type, Investments in leases - financing receivables and certain of our loans and securities, which comprise the substantial majority of our CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease, loan or security and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Sales-type sub-leases (included in Other assets) on our Balance Sheet. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility, delayed draw term loan, construction loan or through commitments made to our tenants to fund the development and construction of improvements at our properties through the Partner Property Growth Fund. We estimate the amount that we will fund for each contractual commitment based on (i) discussions with our borrowers and tenants, (ii) our borrowers’ and tenants’ business plans and financial condition and (iii) other relevant factors. Based on these considerations, we apply a CECL allowance to the estimated amount of credit we expect to extend. The CECL allowance for unfunded commitments is calculated using the same methodology as the allowance for all of our other investments subject to the CECL model. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheet.
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2023 and 2022.
Refer to Note 5 - Allowance for Credit Losses for further information.
Foreign Currency Translation and Remeasurement
Our investment in the PURE Portfolio is denominated in Canadian Dollars (“CAD” or “C$”), and accordingly, we translate the financial statements of the subsidiaries that own the PURE Portfolio into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheet and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is denominated CAD, which is not our and our consolidated subsidiaries functional currency of USD. When the debt and related operating receivables and/or payables are remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Other gains (losses), net in the Statement of Operations.
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
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from the Caesars Leases represented 38% of our lease revenues for the three months ended March 31, 2023 and 76% of our lease revenues for the three months ended March 31, 2022. Revenue from the MGM Leases represented 39% of our lease revenues for the three months ended March 31, 2023. We did not have any revenue from the MGM Leases for the three months ended March 31, 2022 as the MGP Transactions closed on April 29, 2022. Additionally, our properties on the Las Vegas Strip generated approximately 48% and 38% of our lease revenues for

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three months ended March 31, 2023 and 2022, respectively. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Real Estate Transactions
2023 Property Acquisitions
PURE Canadian Gaming Transaction
On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and a C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and the Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming. We determined that the PURE Canadian Gaming Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the PURE Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the PURE Master Lease is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $19.6 million.
MGM Grand/Mandalay Bay JV Interest Acquisition
On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (previously referred to as the “BREIT JV”) from Blackstone Real Estate Income Trust, Inc. (“BREIT”) (the “MGM Grand/Mandalay Bay JV Interest Acquisition”) for cash consideration of $1,261.9 million. We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of the November 2022 Forward Sale Agreements and ATM Forward Sale Agreements (each as described in Note 11 - Stockholders Equity). The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or the Consumer Price Index (“CPI”) (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment under the voting interest model within Investment in unconsolidated affiliate on our Balance Sheets.
Simultaneously with closing of the MGM Grand/Mandalay Bay JV, as a result of acquiring full ownership, we consolidated the joint venture and determined that the consolidation should be accounted for as an asset acquisition under ASC 805-50. In application of the asset acquisition guidance we retained the prior cost basis of our 50.1% interest, which we previously acquired in connection with the MGP Transaction, and combined such basis to the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition. The following is a summary of our net assets acquired upon consolidation of the MGM Grand/Mandalay Bay JV:

(In thousands)	Amount
Carrying value of prior 50.1% interest acquired in connection with the MGP Transactions	$1,458,782
Consideration paid for MGM Grand/Mandalay Bay JV Interest Acquisition	1,261,882
Transaction costs	14,630
Total net assets acquired	$2,735,294

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Under ASC 805-50, we allocated the net assets acquired by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the consolidation of the MGM Grand/Mandalay Bay JV:

(In thousands)	Amount
Investments in leases - sales-type	$5,494,351
Cash and cash equivalents (1)	9,607
Debt, net (3)	(2,747,877)
Accrued expenses and deferred revenue (1)	(20,787)
Total net assets acquired	$2,735,294
____________________
(1) Amount represents their current carrying value, which is equal to fair value.
(2) Amount represents the fair value of the $3.0 billion principal amount of CMBS debt as of January 9, 2023, which was estimated as a $252.1 million discount to principal value. The fair value of the debt was estimated by modeling the contractual cash flows and discounting them back to the present value using an estimated market yield. Additionally, we considered current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value measurement are considered Level 3 of the fair value hierarchy.
Concurrent with the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition and consolidation of the MGM Grand/Mandalay Bay Lease, we assessed the lease classification of the MGM Grand/Mandalay Bay Lease and determined that it met the definition of a sales-type lease. Accordingly, the relative fair value of the MGM Grand/Mandalay Bay Lease of $5.5 billion was recorded as an Investment in leases - sales-type on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $210.0 million.
Gold Strike Severance Lease
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
2023 Loan and Security Investment Activity
Hard Rock Ottawa Secured Notes
On March 28, 2023, we purchased $85.0 million of senior secured notes issued by H.R. Ottawa, L.P. (“Hard Rock Ottawa Notes”), which owns and operates the Hard Rock Ottawa Casino. H.R. Ottawa, L.P. intends to use the proceeds of the Hard Rock Ottawa Notes to fund a portion of (i) the redevelopment and rebrand of the existing Rideau Carleton Raceway Casino, located in Ottawa, Canada, (ii) the development of an integrated “Hard Rock” branded hotel with approximately 150 rooms, and (iii) the repayment of existing debt. The Hard Rock Ottawa Notes are denominated and issued in USD.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Pending Transactions
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
Significant 2022 Transactions
MGP Transactions
On April 29, 2022, we closed on the previously announced MGP Transactions governed by the MGP Master Transaction Agreement, pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of a 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt, at the time. Upon closing, the MGP Transactions added $1,012.2 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, each outstanding MGP Class A common share was converted into 1.366 (the “Exchange Ratio”) shares of VICI common stock. The fixed Exchange Ratio represented an agreed upon price of $43.00 per share of MGP Class A common shares based on VICI’s trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM received $43.00 per unit in cash for the redemption of the majority of its MGP OP units that it held for total cash consideration of approximately $4.404 billion and also acquired approximately 12.2 million units in VICI OP. The MGP Class B share that was held by MGM was cancelled and ceased to exist simultaneous with closing.
The number of MGP Class A common shares converted to shares of VICI common stock was determined as follows:

MGP Class A common shares outstanding as of April 29, 2022	156,757,773
Exchange Ratio	1.366
VICI common stock issued (1)	214,131,064
VICI common stock issued for MGP stock-based compensation awards	421,468
Total VICI common stock issued	214,552,532
____________________
(1) Amount excludes the cash paid in lieu of approximately 54 fractional MGP Class A common shares.
Simultaneous with the closing of the MGP Transactions on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and had an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease on December 19, 2022, and further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike on February 15, 2023 (which results in total annual rent under the MGM Master Lease of $730.0 million). Additionally, we retained a 50.1% ownership stake in the MGM Grand/Mandalay Bay JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. At the time of acquisition, the MGM Grand/Mandalay Bay Lease provided for total annual base rent of approximately $303.8 million, and had an initial term of thirty years with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. On January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and accordingly own 100% of the interest in the MGM Grand/Mandalay Bay JV, including the full $3.0 billion of CMBS debt held by the joint venture.

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
____________________
(1) Amount represents the dollar value of 214,375,990 shares of VICI common stock, multiplied by the VICI stock price at the time of closing of $30.64 per share, which were issued in exchange for the MGP Class A common shares outstanding immediately prior to the REIT Merger and certain of the MGP stock-based compensation awards, converted to shares of VICI common stock.
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
Under ASC 805-50, we allocated the purchase price by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the MGP Transactions valued as of April 29, 2022:

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
In relation to the MGM Grand/Mandalay Bay JV, we determined that such investment should be accounted for as an equity method investment and, accordingly, recorded the relative fair value as an Investment in unconsolidated affiliate on our Balance Sheet. The requirement to record our investment in the MGM Grand/Mandalay Bay JV at relative fair value under ASC 805 resulted in a difference in our acquired basis from that of the underlying records, or historical cost basis, of the MGM Grand/Mandalay Bay JV. Accordingly, we compared our proportionate share of the historical cost basis of the MGM Grand/Mandalay Bay JV as of April 29, 2022 to our proportionate share of the relative fair value, the difference of which was amortized through Income from unconsolidated affiliate over the life of the related asset or liability. On January 9, 2023, we acquired the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT and consolidated the operations of the joint venture. Refer to “MGM Grand/Mandalay Bay JV Interest Acquisition” above for further details.
Note 4 — Real Estate Portfolio
As of March 31, 2023, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 25 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock, MGM and PENN Entertainment under ten separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 24 casino assets leased on a triple-net basis to our tenants, Caesars, CNB, Foundation Gaming, Hard Rock, JACK Entertainment, MGM and PURE Canadian Gaming under seven separate lease agreements;
•Investments in loans and securities, representing our investments in eleven senior secured and mezzanine loans and the Hard Rock Ottawa Notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Investments in leases - sales-type, net (1)	$22,579,820	$17,172,325
Investments in leases - financing receivables, net (1)	17,051,187	16,740,770
Total investments in leases, net	39,631,007	33,913,095
Investments in loans and securities, net	886,524	685,793
Investment in unconsolidated affiliate (2)	—	1,460,775
Land	153,560	153,560
Total real estate portfolio	$40,671,091	$36,213,223
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of March 31, 2023 and December 31, 2022, the estimated residual values of the leased properties under our Lease Agreements were $15.6 billion and $11.5 billion, respectively.
(2) Represents our 50.1% investment in the MGM Grand/Mandalay Bay JV prior to the MGM Grand/Mandalay Bay JV Interest Acquisition on January 9, 2023, which was accounted for as an equity method investment.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2023	2022
Income from sales-type leases, fixed rent	$459,490	$322,258
Income from sales-type leases - contingent rent (1)	18,904	4,477
Income from lease financing receivables - fixed rent (2)	352,328	63,019
Income from lease financing receivables - contingent rent (1) (2)	2,510	—
Total lease revenue	833,232	389,754
Non-cash adjustment (3)	(122,841)	(35,553)
Total contractual lease revenue	$710,391	$354,201
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of March 31, 2023, we have recognized contingent rent from our Margaritaville Lease and Greektown Lease in relation to the variable rent portion of the respective leases and the Caesars Las Vegas Master Lease, Caesars Regional Master Lease, Joliet Lease and Century Master Lease in relation to the CPI portion of the annual escalator.
(2) Represents the MGM Master Lease, Harrah’s Call Properties, JACK Master Lease, Foundation Master Lease and PURE Master Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At March 31, 2023, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2023 (remaining)	$1,242,554	$859,428	$2,101,982
2024	1,682,826	1,164,081	2,846,907
2025	1,712,512	1,185,650	2,898,162
2026	1,738,641	1,207,803	2,946,444
2027	1,765,545	1,230,444	2,995,989
2028	1,793,651	1,253,781	3,047,432
Thereafter	77,247,331	87,195,403	164,442,734
Total	$87,183,060	$94,096,590	$181,279,650

Weighted Average Lease Term (2)	38.6 years	50.3 years	43.7 years
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
As of March 31, 2023, we owned 49 properties leased under 16 separate Lease Agreements with subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our Lease Agreements are generally long-term in nature with initial terms ranging from 15 to 30 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our Lease Agreements provide for annual base rent escalations, which range from 1% in the earlier years to the greater of 2% or CPI in later years, with certain of our leases providing for a cap with respect to the maximum CPI-based increase. Additionally, certain of our Lease Agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, is subject to adjustment based on the revenues of the underlying asset in specified periods.
Lease Overview
The following is a summary of the material lease provisions of our Caesars Leases and MGM Leases, our two most significant tenants:

($ In thousands)	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Master Lease	MGM Grand/ Mandalay Bay Lease (1)
Lease Provision
Initial term	18 years	18 years	25 years	30 years
Initial term maturity	7/31/2035	7/31/2035	4/30/2047	2/28/2050
Renewal terms	Four, five-year terms	Four, five-year terms	Three, ten-year terms	Two, ten-year terms
Current lease year	11/1/22 - 10/31/23 (Lease Year 6)	11/1/22 - 10/31/23 (Lease Year 6)	5/1/23-4/30/24 (Lease Year 2)	3/1/23 - 2/29/24 (Lease Year 4)
Current annual rent	$703,678 (2)	$454,478	$744,600	$309,873
Annual escalator (3)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (4)	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None	None
Variable rent adjustment calculation	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None	None
____________________
(1) On January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and acquired the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV and accordingly, the amounts set forth above reflect our consolidated interest.
(2) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $694.6 million.
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

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease	Venetian Lease	All Other Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum (3)	$311 million	$84 million	N/A	N/A	N/A
____________________
(1) Represents the tenants under our other Lease Agreements not specifically outlined in the table, as specified in the respective Lease Agreements.
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of March 31, 2023 and December 31, 2022:

March 31, 2023
Investment Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$77,996	$—	11.0%	8.0 years
Senior Secured Loans (6)	526,110	523,707	649,810	7.8%	3.1 years
Mezzanine Loans	293,510	284,821	321,999	9.7%	4.3 years
Total	$904,620	$886,524	$971,809	8.7%	4.0 years

December 31, 2022
Investment Type	Principal Balance	Carrying Value(1)	Future Funding Commitments(2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Loans	$495,901	$492,895	$584,049	7.8%	3.2 years
Mezzanine Loans	196,597	192,898	514,882	9.1%	4.3 years
Total	$692,498	$685,793	$1,098,931	8.2%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of March 31, 2023.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.
(6) Subsequent to quarter-end, on May 1, 2023, the Forum Convention Center Mortgage Loan, representing $400.0 million in principal balance of our senior secured loans, was repaid in full.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity.
During the three months ended March 31, 2023, we recognized a $111.5 million increase in our allowance for credit losses primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable and (c) the purchase of the Hard Rock Ottawa Notes, and (ii) an increase in the Long-Term Period, probability of default, or PD, as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by (i) a decrease in the reasonable and supportable period, or R&S Period, PD of our tenants and their parent guarantors as a result of their market performance during the current quarter and (ii) changes in the macroeconomic model used to scenario condition our R&S Period PD.
During the three months ended March 31, 2022, we recognized an $80.8 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowance in relation to (a) the Venetian Acquisition and classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under our Property Growth Fund Agreement with the Venetian Tenant and (c) the sales-type sub-lease agreements we assumed in connection with the Venetian Acquisition and are required to present gross and (ii) the increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the first quarter of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance.
As of March 31, 2023 and December 31, 2022, and since our formation date on October 6, 2017, all of our Lease Agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$23,296,424	$(716,604)	$22,579,820	3.08%
Investments in leases - financing receivables	17,740,690	(689,503)	17,051,187	3.89%
Investments in loans and securities	902,247	(15,723)	886,524	1.74%
Other assets - sales-type sub-leases	784,407	(16,971)	767,436	2.16%
Totals	$42,723,768	$(1,438,801)	$41,284,967	3.37%

	December 31, 2022
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,742,712	$(570,387)	$17,172,325	3.21%
Investments in leases - financing receivables	17,467,477	(726,707)	16,740,770	4.16%
Investments in loans and securities	692,658	(6,865)	685,793	0.99%
Other assets - sales-type sub-leases	784,259	(19,750)	764,509	2.52%
Totals	$36,687,106	$(1,323,709)	$35,363,397	3.61%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our senior secured and mezzanine loans. As of March 31, 2023 and December 31, 2022, such allowance is $41.3 million and $45.1 million, respectively, and is recorded in Other liabilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Beginning Balance December 31,	$1,368,819	$534,326
Initial allowance from current period investments	234,064	76,037
Current period change in credit allowance	(122,774)	4,783
Charge-offs	—	—
Recoveries	—	—
Ending Balance March 31,	$1,480,109	$615,146
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2023 and 2022:

	March 31, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,264,385	$33,078,752	$3,208,259	$877,306	$875,296	$419,770	$42,723,768

	March 31, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,198,118	$949,418	$14,918,185	$870,774	$279,740	$114,183	$21,330,419
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for our senior secured and mezzanine loans, excluding the Forum Convention Center Mortgage Loan and Hard Rock Ottawa Notes, using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Sales-type sub-leases, net (1)	$767,436	$764,509
Property and equipment used in operations, net	67,383	67,209
Right of use assets and sub-lease right of use assets	43,377	45,008
Debt financing costs	14,155	18,646
Deferred acquisition costs	12,245	12,834
Prepaid expenses	7,821	7,348
Tenant receivables	7,743	5,498
Other receivables	7,131	6,474
Interest receivable	5,633	6,911
Other	1,125	1,891
Total other assets	$934,049	$936,328
_______________________________________________________
(1) As of March 31, 2023 and December 31, 2022, sales-type sub-leases are net of $17.0 million and $19.8 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Land and land improvements	$60,351	$60,332
Buildings and improvements	15,219	15,125
Furniture and equipment	10,439	9,563
Total property and equipment used in operations	86,009	85,020
Less: accumulated depreciation	(18,626)	(17,811)
Total property and equipment used in operations, net	$67,383	$67,209

	Three Months Ended March 31,
(In thousands)	2023	2022
Depreciation expense	$814	$776
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Finance sub-lease liabilities	$784,407	$784,259
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	43,377	45,039
CECL allowance for unfunded commitments	41,308	45,110
Derivative liability	7,393	—
Deferred income taxes	4,333	4,339
Other	125	125
Total other liabilities	$954,543	$952,472

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of March 31, 2023 and December 31, 2022:

($ In thousands)	March 31, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2) (3)	2026	CDOR + 1.05%	103,572	103,572
MGM Grand/Mandalay Bay CMBS Debt (4)	2032	3.558%	3,000,000	2,753,800
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,239,538
2029 Maturity	2029	4.625%	1,000,000	989,331
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	745,606
2027 Maturity	2027	3.750%	750,000	743,505
2030 Maturity	2030	4.125%	1,000,000	988,999
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	496,701
2028 Maturity	2028	4.516% (6)	1,250,000	1,237,710
2030 Maturity	2030	4.541% (6)	1,000,000	988,050
2032 Maturity	2032	3.980% (6)	1,500,000	1,481,308
2052 Maturity	2052	5.625%	750,000	735,483
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,028,276
2025 Maturity	2025	4.625%	799,368	785,244
2026 Maturity	2026	4.500%	480,524	464,191
2027 Maturity	2027	5.750%	729,466	737,943
2028 Maturity	2028	4.500%	349,325	337,168
2029 Maturity	2029	3.875%	727,114	663,086
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,888
2025 Maturity	2025	4.625%	632	617
2026 Maturity	2026	4.500%	19,476	18,604
2027 Maturity	2027	5.750%	20,534	20,521
2028 Maturity	2028	4.500%	675	641
2029 Maturity	2029	3.875%	22,886	20,458
Total Debt		4.340% (7)	$17,053,572	$16,606,240

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2022
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility (2)(3)	2026	SOFR + 1.05%	$—	$—
Delayed Draw Term Loan (8)	2025	SOFR + 1.20%	—	—
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,238,825
2029 Maturity	2029	4.625%	1,000,000	988,931
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	745,020
2027 Maturity	2027	3.750%	750,000	743,086
2030 Maturity	2030	4.125%	1,000,000	988,626
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	496,314
2028 Maturity	2028	4.516% (6)	1,250,000	1,237,082
2030 Maturity	2030	4.541% (6)	1,000,000	987,618
2032 Maturity	2032	3.980% (6)	1,500,000	1,480,799
2052 Maturity	2052	5.625%	750,000	735,360
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,029,226
2025 Maturity	2025	4.625%	799,368	783,659
2026 Maturity	2026	4.500%	480,524	463,018
2027 Maturity	2027	5.750%	729,466	738,499
2028 Maturity	2028	4.500%	349,325	336,545
2029 Maturity	2029	3.875%	727,114	660,489
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,901
2025 Maturity	2025	4.625%	632	615
2026 Maturity	2026	4.500%	19,476	18,542
2027 Maturity	2027	5.750%	20,534	20,520
2028 Maturity	2028	4.500%	675	639
2029 Maturity	2029	3.875%	22,886	20,361
Total Debt		4.496% (7)	$13,950,000	$13,739,675
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CDOR, as applicable) with an additional 0.10% adjustment for SOFR loans, as applicable. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, depending on our credit ratings. For the three months ended March 31, 2023, the commitment fee for the Revolving Credit Facility was 0.250%.
(3)On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million to fund a portion of the purchase price of the PURE Canadian Gaming Transaction. The balance above is inclusive of foreign currency remeasurement.
(4)Interest is payable monthly.
(5)Interest is payable semi-annually.
(6)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(7)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of March 31, 2023, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.45%.
(8)The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. On February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.
The following table is a schedule of future minimum principal payments of our debt obligations as of March 31, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remaining)	$—
2024	1,050,000
2025	2,050,000
2026	1,853,572
2027	1,500,000
2028	1,600,000
Thereafter	9,000,000
Total minimum principal payments	$17,053,572
Senior Unsecured Notes
Exchange Notes
On September 13, 2021, we announced that the VICI Issuers commenced (i) private exchange offers to certain eligible holders (collectively, the “Exchange Offers”) for any and all of each series of the MGP OP Notes for up to an aggregate principal amount of $4.2 billion of new notes issued by the VICI Issuers and (ii) consent solicitations with respect to each series of MGP OP Notes (collectively, the “Consent Solicitations”) to adopt certain proposed amendments to each of the indentures governing the MGP OP Notes (collectively, the “MGP OP Notes Indentures”), which, among other things, eliminated or modified certain of the covenants, restrictions, provisions and events of default in each of the MGP OP Notes Indentures. Upon settlement of the Exchange Offers and Consent Solicitations on April 29, 2022, supplemental indentures to each of the MGP OP Notes Indentures that effected the proposed amendments became operative.
On April 29, 2022, the VICI Issuers issued $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024, $799.4 million in aggregate principal amount of 4.625% Senior Notes due June 15, 2025, $480.5 million in aggregate principal amount of 4.500% Senior Notes due September 1, 2026, $729.5 million in aggregate principal amount of 5.750% Senior Notes due February 1, 2027, $349.3 million in aggregate principal amount of 4.500% Senior Notes due January 15, 2028 and $727.1 million in aggregate principal amount of 3.875% Senior Notes due February 15, 2029 in exchange for the validly tendered and not validly withdrawn MGP OP Notes, originally issued by the MGP Issuers, pursuant to the settlement of the Exchange Offers and Consent Solicitations in connection with the closing of the MGP Transactions. The Exchange Notes were issued with the same interest rate, maturity date and redemption terms as the corresponding series of MGP OP Notes, in each case under a supplemental indenture dated as of April 29, 2022, between the VICI Issuers and UMB Bank, National Association, as trustee (the “Trustee”).
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
Unsecured Credit Facilities
On February 8, 2022, VICI LP entered into the Credit Agreement providing for (i) the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 and (ii) the Delayed Draw Term Loan in the amount of $1.0 billion scheduled to mature on March 31, 2025. The Delayed Draw Term Loan was available to be drawn for up to 12 months following the effective date and, accordingly, expired undrawn in accordance with its terms on February 8, 2023.
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
Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, at a rate based on SOFR (or CDOR for Canadian dollars) (including a credit spread adjustment for SOFR) plus a margin ranging from 0.775% to 1.325% or a base rate (or Canadian prime rate for Canadian dollars) plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings. The base rate for USD is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. The Canadian prime rate is the highest of (i) the PRIMCAN Index rate and (ii) the average rate for thirty day Canadian Dollar bankers’ acceptance quoted by Reuters plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating) of total revolving commitments.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million to fund a portion of the purchase price of the PURE Canadian Gaming Transaction.
MGM Grand/Mandalay Bay CMBS Debt
On January 9, 2023, as a result of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the assets and liabilities of the MGM Grand/Mandalay Bay JV, which includes the $3.0 billion in principal amount of outstanding CMBS debt (the “MGM Grand/ Mandalay Bay CMBS Debt”). The MGM Grand/Mandalay Bay CMBS Debt was originally incurred on February 14, 2020 pursuant to a loan agreement (as amended from time to time, the “MGM Grand/Mandalay Bay CMBS Loan Agreement”), and is secured primarily by mortgages on certain affiliates of the MGM Grand/Mandalay Bay JV’s fee interest in the real estate assets related to the MGM Grand Las Vegas and the Mandalay Bay Resort and Casino. The MGM Grand/Mandalay Bay CMBS Debt matures in March 2032 and bears interest at 3.558% per annum until March 2030 at which time the rate can change in accordance with the terms of the MGM Grand Mandalay Bay CMBS Loan Agreement until maturity. The MGM Grand/Mandalay Bay CMBS Loan Agreement contains certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the MGM Grand/Mandalay Bay JV and certain of its affiliates to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring certain affiliates of the MGM Grand/Mandalay Bay JV to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.
Bridge Facilities
On March 2, 2021 and August 4, 2021, in connection with the completion of the Venetian Acquisition and MGP Transactions, respectively, VICI PropCo entered into Commitment Letters with certain lenders pursuant to which they provided commitments in an amount up to $4.0 billion and $9.3 billion, respectively, in the aggregate, each consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility” and the “MGP Transactions Bridge Facility,” respectively), for the purpose of providing a portion of the financing necessary in connection with the closing of the Venetian Acquisition and MGP Transactions, as applicable. In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. During the three months ended March 31, 2022, we recognized $12.5 million in such fees which were recorded in Interest expense in our Statement of Operations. We did not recognize any such fees during the three months ended March 31, 2023, since the Venetian Acquisition Bridge Facility and MGP Transactions Bridge Facility were fully terminated on February 23, 2022 and April 29, 2022, respectively, in connection with such closings.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2023, we were in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
Forward-Starting Derivatives
In March 2023, we entered into two forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of $250.0 million of senior unsecured notes. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2024. The forward-starting interest rate swaps are designated as cash-flow hedges.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2023. As of December 31, 2022, there were no derivative instruments outstanding.

($ In thousands)	March 31, 2023
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	3.4565%	$200,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	3.0615%	$50,000	USD-SOFR-COMPOUND	March 6, 2034
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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2023	2022
Unrealized (loss) gain recorded in other comprehensive income	$(7,393)	$108,611
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,037)	—
Net Investment Hedges
The C$140.0 million draw on the Revolving Credit Facility in connection with the PURE Canadian Gaming Transaction reduces the impact of exchange rate variations associated with our investment in the PURE Canadian Gaming entities and accordingly, has been designated as a hedge of the net investment in the PURE Canadian Gaming entities. As a non-derivative net investment hedge, the impact of changes in foreign currency exchange rates on the principal balance are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three months ended March 31, 2023 we recognized $2.4 million in unrealized losses related to such net investment hedge, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial liabilities:
Derivative instruments - forward-starting interest rate swaps (1)	$7,393	$—	$7,393	$—

	December 31, 2022
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$217,342	$—	$217,342	$—
___________________
(1) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
(2) The carrying value of these investments is equal to their fair value due to the short-term nature of the investments as well as their credit quality.
The estimated fair values of our financial instruments as of March 31, 2023 and December 31, 2022 for which fair value is only disclosed are as follows:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$17,051,187	$17,566,724	$16,740,770	$17,871,771
Investments in loans and securities (2)	886,524	878,905	685,793	675,456
Cash and cash equivalents	247,673	247,673	208,933	208,933
Financial liabilities:
Debt (3)
Revolving Credit Facility	103,572	103,572	—	—
MGM Grand/Mandalay Bay CMBS Debt	2,753,800	2,753,800	—	—
Senior Unsecured Notes	13,748,868	13,146,280	13,739,675	13,020,636
____________________
(1)These investments represent the JACK Master Lease, the Harrah’s Call Properties, the MGM Master Lease, the Foundation Master Lease and the PURE Master Lease. In relation to the Harrah’s Call Properties, JACK Master Lease and MGM Master Lease the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Foundation Master Lease and PURE Master Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)These investments represent our investments in eleven senior secured and mezzanine loans and one series of senior secured notes. The fair value of investments in loans is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to our investments in securities, representing the Hard Rock Ottawa Notes, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2023, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Operating Lease Commitments
We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) certain corporate offices, the most material of which is our corporate headquarters in New York, NY, which expires in 2030 and has one five-year renewal option. The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms, and are between 5.3% and 5.5%. The weighted average remaining lease term as of March 31, 2023 under our operating leases was 13.4 years.
Total rental expense, included in golf operations and general and administrative expenses in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Rent expense	$498	$499
Contractual rent	473	475
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2023 are as follows:

(In thousands)	Lease Commitments
2023 (remaining)	$1,426
2024	1,847
2025	1,908
2026	1,958
2027	1,979
2028	2,000
Thereafter	13,138
Total minimum lease commitments	$24,256
Discounting factor	8,401
Lease liability	$15,855
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

(In thousands)	March 31, 2023	December 31, 2022
Others assets (operating sub-leases)	$27,522	$28,953
Other liabilities (operating sub-lease liabilities)	27,522	28,953
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Rental income and expense	$1,712	$571
Contractual rent	1,631	528
The future minimum lease commitments relating to the sub-leases at March 31, 2023 are as follows:

(In thousands)	Lease Commitments
2023 (remaining)	$4,953
2024	6,553
2025	5,129
2026	3,934
2027	4,010
2028	3,034
Thereafter	2,094
Total minimum lease commitments	$29,707
Discounting factor	2,185
Sub-lease liabilities	$27,522
The discount rate for the operating sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 2.6% and 2.9%. The weighted average remaining lease term as of March 31, 2023 under our operating sub-lease was 5.2 years.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Others assets (sales-type sub-leases, net)	$767,436	$764,509
Other liabilities (finance sub-lease liabilities)	784,407	784,259

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental income and rental expense, included in Other income and Other expenses, respectively, in our Statement of Operations and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Rental income and expense	$14,429	$6,484
Contractual rent	14,281	6,678
The future minimum lease commitments relating to the ground and use sub-leases at March 31, 2023 are as follows:

(In thousands)	Lease Commitments
2023 (remaining)	$44,487
2024	59,039
2025	59,174
2026	59,174
2027	59,174
2028	59,174
Thereafter	2,496,361
Total minimum lease commitments	$2,836,583
Discounting factor	2,052,176
Finance sub-lease liability	$784,407
The discount rates for the finance ground and use sub-leases were determined based on the yield of our secured borrowings at the time of assumption of the leases, adjusted to match borrowings of similar terms, and are between 6% and 8%. The weighted average remaining lease term as of March 31, 2023 under our finance sub-leases was 54.5 years.
Note 11 — Stockholders' Equity
Stock
Authorized
As of March 31, 2023, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Forward Offerings
The following table summarizes the terms of the forward sale agreements outstanding as of March 31, 2023:

(In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
January 2023 Offering (3)	January 18, 2023	30,302,500	$33.00	$999,983	$31.85	$964,400
____________________
(1)The forward sale agreements generally require settlement within twelve months of the trade date, which is January 16, 2024 with respect to the January 2023 Offering.
(2)The amount is inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock.
(3)As of March 31, 2023, the net forward sales price per share under the January 2023 Offering was $31.69 and would result in us receiving approximately $960.4 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the January 2023 Offering, it would result in a cash outflow of $28.1 million, or, if we were to net share settle the shares under the January 2023 Offering, it would result in us issuing approximately 0.9 million shares.
(4)Subsequent to quarter-end, on April 4, 2023, we physically settled 3,200,000 shares under the January 2023 Forward Sale Agreements at a forward share price of $31.71 per share, in exchange for total net proceeds of approximately $101.5 million.
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
The following table summarizes settlement activity of the outstanding forward sale agreements during the three months ended March 31, 2023 and 2022:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	$30.34	$575,628
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	27.81	1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	26.50	1,828,600
Total			137,975,000	$27.50	$3,794,828
At-the-Market Offering Program
On February 28, 2023, we entered into an equity distribution agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,500.0 million of our common stock (the “ATM Program”) and terminated our prior equity distribution agreement, pursuant to which we previously sold, from time to time, shares of our common stock. Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.
During the three months ended March 31, 2023 and 2022, we did not sell any shares under the ATM Program or the previous equity distribution agreement. We have no obligation to sell the remaining shares available for sale under the ATM Program.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program, all of which were sold subject to a forward sale agreement (collectively, the “ATM Forward Sale Agreements”) and the previous equity distribution agreement, as applicable, during the three months ended March 31, 2023. As of March 31, 2023, we do not have any forward shares outstanding under the ATM Program.

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
December 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	6,317,805	$32.99	$208,402
August 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	3,918,807	33.96	133,073
June 2022 ATM Forward Sale Agreement	January 3, 2023	Physical	11,380,980	31.20	355,168
Total			21,617,592	$32.22	$696,643
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2023	2022
Beginning Balance January 1,	963,096,563	628,942,092
Issuance of common stock upon physical settlement of forward sale agreements	40,592,592	119,000,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	515,763	471,219
Ending Balance March 31,	1,004,204,918	748,413,311
Distributions
Dividends declared (on a per share basis) during the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900

Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2023	2022
Determination of shares:
Weighted-average shares of common stock outstanding	1,001,527	684,341
Assumed conversion of restricted stock	1,073	581
Assumed settlement of forward sale agreements	1,232	2,993
Diluted weighted-average shares of common stock outstanding	1,003,831	687,915

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Basic:
Net income attributable to common stockholders	$518,740	$240,383
Weighted-average shares of common stock outstanding	1,001,527	684,341
Basic EPS	$0.52	$0.35

Diluted:
Net income attributable to common stockholders	$518,740	$240,383
Diluted weighted-average shares of common stock outstanding	1,003,831	687,915
Diluted EPS	$0.52	$0.35

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

The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended March 31,
(In thousands)	2023	2022
Determination of units:
Weighted-average units outstanding	1,013,758	684,341
Assumed conversion of VICI restricted stock	1,073	581
Assumed settlement of VICI forward sale agreements	1,232	2,993
Diluted weighted-average units outstanding	1,016,063	687,915

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Basic:
Net income attributable to partners	$522,076	$238,347
Weighted-average units outstanding	1,013,758	684,341
Basic EPU	$0.51	$0.35

Diluted:
Net income attributable to partners	$522,076	$238,347
Weighted-average units outstanding	1,016,063	687,915
Diluted EPU	$0.51	$0.35

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2023, 10.2 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2023	2022
Stock-based compensation expense	$3,467	$2,630
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2023
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	507	$27.47	769	$22.88
Granted	173	34.25	475	28.59
Vested	(159)	27.59	(363)	19.90
Forfeited	(20)	27.69	(116)	19.90
Canceled	—	—	—	—
Outstanding at end of period	501	$29.77	765	$28.28

	Three Months Ended March 31, 2022
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	300	$24.72	588	$19.32
Granted	258	28.39	463	27.01
Vested	(125)	24.85	(227)	22.68
Forfeited	(14)	25.26	(80)	22.68
Canceled	—	—	—	—
Outstanding at end of period	419	$26.92	744	$22.72
As of March 31, 2023, there was $29.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three months ended March 31, 2023 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the year ended December 31, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rate changes, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; the impact of the rise in interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our pending and recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties, including their financial condition, results of operations, cash flows and performance, and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that our pending transactions may not be consummated on the terms or timeframes contemplated, or at all; the ability of the parties to our pending transactions and any future transactions to satisfy the conditions set forth in the definitive transaction documents, including the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate the pending transactions, or other delays or impediments to completing the transactions; our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all; the anticipated benefits of certain arrangements with certain tenants in connection with our Partner Property Growth Fund; our ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our inability to successfully pursue investments in, and acquisitions of, additional properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our pending or recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our pending or recently completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our reliance on distributions received from our subsidiaries, including VICI OP, to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our geographically diverse portfolio currently consists of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across over 124 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states and Canada, contain approximately 60,100 hotel rooms and feature over 450 restaurants, bars, nightclubs and sportsbooks.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2023.
Impact of Material Trends on Our Business
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, as a result of the current inflationary environment, including the impact of rising interest rates and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our Lease Agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2023
Acquisition Activity
•PURE Canadian Gaming Transaction. On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and drawing down C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming.
•MGM Grand/Mandalay Bay JV Interest Acquisition. On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (previously referred to as the “BREIT JV”) from BREIT (the “MGM Grand/Mandalay Bay JV Interest Acquisition”) for cash consideration of $1,261.9 million. We also assumed the remaining $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of the November 2022 Forward Sale Agreements and ATM Forward Sale Agreements (as defined in Note 11 - Stockholders Equity). The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or CPI (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment within Investment in unconsolidated affiliate on our Balance Sheet. Simultaneous with closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, as a result of acquiring full ownership of the joint venture, we consolidated the net assets and operations of the MGM Grand/Mandalay Bay JV.
•Gold Strike Severance Lease. On February 15, 2023, in connection with MGM’s sale of the operations of Gold Strike, we entered into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and entered into an amendment to the MGM Master Lease in order to account for the divestiture of the operations of Gold Strike. The Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The Gold Strike Lease is guaranteed by CNB. Upon the closing of the sale of Gold Strike, the MGM Master Lease was amended to account for MGM’s divestiture of the Gold Strike operations and resulted in a reduction of the annual base rent under the MGM Master Lease by $40.0 million.
Loan and Security Investment Activity
•Hard Rock Ottawa Secured Notes. On March 28, 2023, we purchased $85.0 million principal amount of senior secured notes from H.R. Ottawa, L.P., which owns and operates the Hard Rock Ottawa Casino. H.R. Ottawa, L.P. intends to use the proceeds of the Hard Rock Ottawa Notes to fund a portion of (i) the redevelopment and rebrand of the existing Rideau Carleton Raceway Casino, located in Ottawa, Canada, (ii) the development of an integrated “Hard Rock” branded hotel with approximately 150 rooms, and (iii) the repayment of existing debt.
Financing and Capital Markets Activity
•January 2023 Offering. On January 12, 2023, we completed a primary forward offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million. The shares are subject to forward sale agreements (the “January 2023 Forward Sale Agreements”), which require settlement by January 16, 2024. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the January 2023 Forward Sale Agreements. Subsequent to quarter-end, on April 4, 2023, we physically settled 3,200,000 shares under the January 2023 Forward Sale Agreements at a forward sale price of $31.71 per share in exchange for total net proceeds of approximately $101.5 million. Following such settlement, 27,102,500 shares of common stock remain available for settlement under the January 2023 Forward Sale Agreements.
•Settlement of ATM Forward Sale Agreements and November 2022 Forward Sale Agreements. In January 2023, we physically settled all the forward shares issued under the ATM Program and November 2022 Forward Sale Agreements in exchange for total net proceeds of approximately $1,272.3 million, which were used to pay for a portion of the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
Revenues
Income from sales-type leases	$478,394	$326,735	$151,659
Income from lease financing receivables, loans and securities	371,069	72,878	298,191
Other income	18,339	8,386	9,953
Golf revenues	9,845	8,626	1,219
Total revenues	877,647	416,625	461,022

Operating expenses
General and administrative	15,005	9,466	5,539
Depreciation	814	776	38
Other expenses	18,339	8,386	9,953
Golf expenses	5,952	5,285	667
Change in allowance for credit losses	111,477	80,820	30,657
Transaction and acquisition expenses	(958)	755	(1,713)
Total operating expenses	150,629	105,488	45,141

Income from unconsolidated affiliate	1,280	—	1,280
Interest expense	(204,360)	(68,142)	(136,218)
Interest income	3,047	93	2,954
Other gains (losses)	1,963	—	1,963
Income before income taxes	528,948	243,088	285,860
Income tax expense	(1,087)	(400)	(687)
Net income	527,861	242,688	285,173
Less: Net income attributable to non-controlling interests	(9,121)	(2,305)	(6,816)
Net income attributable to common stockholders	$518,740	$240,383	$278,357

Revenue
For the three months ended March 31, 2023 and 2022, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
Leasing revenue	$833,232	$389,754	$443,478
Income from loans and securities	16,231	9,859	6,372
Other income	18,339	8,386	9,953
Golf revenues	9,845	8,626	1,219
Total revenues	$877,647	$416,625	$461,022
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
Income from sales-type leases	$478,394	$326,735	$151,659
Income from lease financing receivables (1)	354,838	63,019	291,819
Total leasing revenue	833,232	389,754	443,478
Non-cash adjustment (2)	(122,841)	(35,553)	(87,288)
Total contractual leasing revenue	$710,391	$354,201	$356,190
____________________
(1) Represents the MGM Master Lease, Harrah’s Call Properties (as defined in Note 2 - Summary of Significant Accounting Policies), the JACK Master Lease, the Foundation Master Lease and the PURE Master Lease, all of which were sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $443.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Total contractual leasing revenue increased $356.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increases were primarily driven by the addition of the MGM Master Lease, Venetian Lease and Foundation Master Lease to our portfolio in 2022, and the addition of the PURE Master Lease and MGM Grand/Mandalay Bay Lease to our portfolio in January 2023, as well as the annual rent escalators from certain of our other Lease Agreements.
Income From Loans and Securities
Income from loans and securities increased $6.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by the origination and subsequent funding, as applicable, of our senior secured and mezzanine loans and securities and the related interest income from the increased principal balance outstanding.
Other Income
Other income increased $10.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.

Operating Expenses
For the three months ended March 31, 2023 and 2022, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
General and administrative	$15,005	$9,466	$5,539
Depreciation	814	776	38
Other expenses	18,339	8,386	9,953
Golf expenses	5,952	5,285	667
Change in allowance for credit losses	111,477	80,820	30,657
Transaction and acquisition expenses	(958)	755	(1,713)
Total operating expenses	$150,629	$105,488	$45,141
General and Administrative Expenses
General and administrative expenses increased $5.5 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees, and additional expenses related to the significant growth of our business in 2022.
Other Expenses
Other expenses increased $10.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Change in Allowance for Credit Losses
During the three months ended March 31, 2023, we recognized a $111.5 million increase in our allowance for credit losses primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable, and (c) the purchase of the Hard Rock Ottawa Notes, and (ii) an increase in the Long-Term Period probability of default, or PD, as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by (i) a decrease in the reasonable and supportable period, or R&S Period, PD of our tenants and their parent guarantors as a result of their market performance during the current quarter and (ii) changes in the macroeconomic model used to scenario condition our R&S Period PD.
During the three months ended March 31, 2022, we recognized an $80.8 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowance in relation to (a) the Venetian Acquisition and classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under our Property Growth Fund Agreement with the Venetian Tenant and (c) the sales-type sub-lease agreements we assumed in connection with the Venetian Acquisition and are required to present gross and (ii) the increase R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the first quarter of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $1.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the three months ended March 31, 2023 and 2022, our non-operating income and expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
Income from unconsolidated affiliate	$1,280	$—	$1,280
Interest expense	(204,360)	(68,142)	(136,218)
Interest income	3,047	93	2,954
Other gains (losses)	1,963	—	1,963
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the three months ended March 31, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV, and subsequently, such income is included in Income from sales-type lease on our Statement of Operations. The income from unconsolidated affiliate includes the amortization of certain basis differences arising from the differences between our purchase price and the underlying carrying value of the joint venture. As the initial 50.1% interest in the MGM Grand/Mandalay Bay JV was acquired by us on April 29, 2022 in connection with the MGP Transactions, no such income was recognized for the three months ended March 31, 2022.
Interest Expense
Interest expense increased $136.2 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 was primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes, (iii) assumption of the MGP OP Notes, (iv) C$140.0 million draw on the Revolving Credit Facility to finance the PURE Canadian Gaming Transaction, and (v) assumption of $3.0 billion aggregate principal of CMBS debt in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $12.3 billion in notional amount of debt at a weighted average interest rate of 4.45%, net of the impact of the forward-starting interest rate swaps and treasury locks. The increases were partially offset by certain interest expense recorded during the three months ended March 31, 2022 with no corresponding expense during the three months ended March 31, 2023 and include (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility and (ii) additional interest on the $600.0 million draw on the Revolving Credit Facility in February 2022 (which was repaid in full on April 29, 2022).
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.33% during the three months ended March 31, 2023, from 3.97% during the three months ended March 31, 2022, as a result of a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such earlier periods, partially offset by the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt.
Interest Income
Interest income increased $3.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by a significant increase in the interest rates and income earned on our excess cash and short-term investments, coupled with an overall increase in our cash on hand throughout the current quarter as compared to the prior quarter.
Other Gains (Losses)
During the three months ended March 31, 2023, we recognized $2.0 million of Other gains (losses), which primarily relates to foreign currency remeasurement adjustments associated with our investment in Canada. In connection with the PURE Canadian Gaming Transaction, we entered into intercompany debt and drew C$140.0 on the Revolving Credit Facility, both of which are denominated in CAD and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations. There is no comparable amount during the three months ended March 31, 2022, as we did not have any foreign investments during such time.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (losses), other non-recurring non-cash transactions, our proportionate share of non-cash adjustments from our investment in unconsolidated affiliate (including the amortization of any basis differences) with respect to certain of the foregoing and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2023	2022
Net income attributable to common stockholders	$518,740	$240,383
Real estate depreciation	—	—
Joint venture depreciation and non-controlling interest adjustments	1,426	—
FFO attributable to common stockholders	520,166	240,383
Non-cash leasing and financing adjustments	(122,834)	(35,564)
Non-cash change in allowance for credit losses	111,477	80,820
Non-cash stock-based compensation	3,467	2,630
Transaction and acquisition expenses	(958)	755
Amortization of debt issuance costs and original issue discount	19,682	15,977
Other depreciation	783	746
Capital expenditures	(988)	(454)
Other (gains) losses (1)	(1,963)	—
Joint venture non-cash adjustments and non-controlling interest adjustments	(227)	202
AFFO attributable to common stockholders	528,605	305,495
Interest expense, net	181,631	52,072
Income tax expense	1,087	400
Joint venture interest expense and non-controlling interest adjustments	(1,021)	—
Adjusted EBITDA attributable to common stockholders	$710,302	$357,967

Net income per common share
Basic	$0.52	$0.35
Diluted	$0.52	$0.35
FFO per common share
Basic	$0.52	$0.35
Diluted	$0.52	$0.35
AFFO per common share
Basic	$0.53	$0.45
Diluted	$0.53	$0.44
Weighted average number of shares of common stock outstanding
Basic	1,001,526,645	684,341,045
Diluted	1,003,831,325	687,914,683
____________________
(1)Represents non-cash foreign currency remeasurement adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2023, our available cash balances, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	March 31, 2023
Cash and cash equivalents	$247,673
Capacity under Revolving Credit Facility (1)	2,396,428
Proceeds available from settlement of the January 2023 Forward Sale Agreements (2)	960,417
Total	$3,604,518
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 30,302,500 shares under the January 2023 Forward Sale Agreements at the forward sale price per share of $31.69, calculated as of March 31, 2023. Subsequent to quarter-end, on April 4, 2023, we physically settled 3,200,000 shares under the January 2023 Forward Sale Agreements at a forward sale price of $31.71 per share in exchange for total net proceeds of approximately $101.5 million.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations, debt maturities and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our Lease Agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, and proceeds from future issuances of debt and equity securities (including issuances under the ATM Program) for the next 12 months and in future periods.
All of the Lease Agreements call for an initial term of between fifteen and thirty years with additional tenant renewal options and are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current inflationary environment, sustained rising interest rates, equity market volatility, changes in consumer behavior and spending. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by the Lease Agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. Additionally, we do not have any debt maturities until May 2024. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2022.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs and investment grade issuers, market perceptions, the trading price of our stock and uncertainties related to the macroeconomic environment. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing through the capital markets may not be consistently available on terms we deem attractive, or at all.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2023, we have $17.1 billion of debt obligations outstanding. We have $1.1 billion of debt which matures on May 1, 2024. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our Lease Agreements, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of March 31, 2023. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2023 (remaining)	2024	2025	2026	2027 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,050,000	$2,050,000	$1,750,000	$9,100,000
MGM Grand/Mandalay Bay JV CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	103,572	—	—	—	103,572	—
Scheduled interest payments (1)	5,376,816	584,735	737,998	668,937	620,490	2,764,657
Total debt contractual obligations	22,430,388	584,735	1,787,998	2,718,937	2,474,062	14,864,657

Leases and contracts
Future funding commitments – loan investments and Partner Property Growth Fund (2)	1,012,809	499,786	457,260	47,263	—	8,500
Golf course operating lease and contractual commitments	43,673	1,553	2,112	2,153	2,197	35,658
Corporate office leases	6,634	698	857	899	929	3,251
Total leases and contract obligations	1,063,116	502,037	460,229	50,315	3,126	47,409

Total contractual commitments	$23,493,504	$1,086,772	$2,248,227	$2,769,252	$2,477,188	$14,912,066
________________________________________
(1) Estimated interest payments on variable interest loans are based on the CDOR rate as of March 31, 2023.
(2) The allocation of our future funding commitments is based on a construction draw schedule, commitment funding date, expiration date or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of March 31, 2023, we had $1.0 billion of additional potential future funding commitments under our Partner Property Growth Fund agreements, the use of which are at the discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.

Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$522,033	$298,173	$223,860
Used in investing activities	(1,468,856)	(4,028,245)	2,559,389
Provided by financing activities	985,489	3,559,160	(2,573,671)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	74	—	74
Net increase (decrease) in cash, cash equivalents and restricted cash	38,740	(170,912)	209,652
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614	(530,681)
Cash, cash equivalents and restricted cash, end of period	$247,673	$568,702	$(321,029)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $223.9 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase is primarily driven by an increase in cash rental payments from the addition of the Venetian Lease, MGM Master Lease, Foundation Master Lease, MGM Grand/Mandalay Bay Lease, and PURE Master Lease to our real estate portfolio, the annual rent escalators on our Caesars Leases and certain of our other Lease Agreements and an increase in loan income as a result of an increase in the principal balance of our loan and securities portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities increased $2,559.4 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.
During the three months ended March 31, 2023, the primary sources and uses of cash from investing activities included:
•Net payments of $1,266.9 million, including acquisition costs, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition;
•Maturities of short-term investments of $217.3 million;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $209.3 million;
•Payments for the PURE Canadian Gaming Transaction for a total cost of $202.7 million, including acquisition costs; and
•Payments to fund the Caruthersville Property Growth Fund investment in the amount of $6.1 million.
During the three months ended March 31, 2022, the primary sources and uses of cash from investing activities include:
•Payments for the Venetian Acquisition for a total cost of $4,012.1 million, including acquisition costs; and
•Disbursements to fund investments in our loan and securities portfolio in the amount of $15.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $2,573.7 million for the three months ended March 31, 2023, compared with the three months ended March 31, 2022.
During the three months ended March 31, 2023, the primary sources and uses of cash in financing activities included:
•Net proceeds of $1,272.3 million from the issuance of an aggregate 40,592,592 shares of our common stock pursuant to the full physical settlement of the November 2022 Forward Sale Agreements, the June 2022 ATM Forward Sale Agreement, August 2022 ATM Forward Sale Agreement and December 2022 ATM Forward Sale Agreement;

•Dividend payments of $382.6 million;
•Draw of $352.7 million on our Revolving Credit Facility;
•Repayment of $250.0 million on our Revolving Credit Facility;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $4.6 million; and
•Distributions of $2.3 million to non-controlling interests.
During the three months ended March 31, 2022, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of March 31, 2023, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2023, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900

Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2023.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of March 31, 2023, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.4% has fixed rate interest and 0.6% has a variable interest rate, representing the US$103.6 million (denominated in CAD) outstanding under our Revolving Credit Facility.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those factors for the three months ended March 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended March 31, 2023, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2023 through January 31, 2023	—	$—	—	—
February 1, 2023 through February 28, 2023 (1)	136,078	33.77	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	136,078	$33.77	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended March 31, 2023, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Twelfth Amendment to Regional Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 1, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 1, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 1, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 1, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 1, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 1, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)