Form 10-Q
period 2023-06-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2023-07-26
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
As of July 25, 2023, VICI Properties Inc. had 1,013,428,150 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2023 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of June 30, 2023, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International or its affiliates.
The following diagram details VICI’s organizational structure as of June 30, 2023.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of June 30, 2023, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,655,164	$17,172,325
Investments in leases - financing receivables, net	17,144,528	16,740,770
Investments in loans and securities, net	627,259	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	738,793	208,933
Short-term investments	—	217,342
Other assets	934,139	936,328
Total assets	$42,250,610	$37,575,826

Liabilities
Debt, net	$16,624,197	$13,739,675
Accrued expenses and deferred revenue	210,534	213,388
Dividends and distributions payable	397,480	380,178
Other liabilities	933,824	952,472
Total liabilities	18,166,035	15,285,713

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,007,426,510 and 963,096,563 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10,074	9,631
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	23,014,913	21,645,499
Accumulated other comprehensive income	173,670	185,353
Retained earnings	518,059	93,154
Total VICI stockholders’ equity	23,716,716	21,933,637
Non-controlling interests	367,859	356,476
Total stockholders’ equity	24,084,575	22,290,113
Total liabilities and stockholders’ equity	$42,250,610	$37,575,826
_______________________________________________________
Note: As of June 30, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $711.2 million, $670.0 million, $13.5 million and $16.3 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Income from sales-type leases	$495,355	$375,169	$973,749	$701,904
Income from lease financing receivables, loans and securities	373,132	261,721	744,201	334,599
Other income	18,525	15,563	36,864	23,949
Golf revenues	11,146	10,170	20,991	18,796
Total revenues	898,158	662,623	1,775,805	1,079,248

Operating expenses
General and administrative	14,920	11,782	29,925	21,248
Depreciation	887	779	1,701	1,555
Other expenses	18,525	15,563	36,864	23,949
Golf expenses	6,590	5,859	12,542	11,144
Change in allowance for credit losses	(41,355)	551,876	70,122	632,696
Transaction and acquisition expenses	777	16,664	(181)	17,419
Total operating expenses	344	602,523	150,973	708,011

Income from unconsolidated affiliate	—	15,134	1,280	15,134
Interest expense	(203,594)	(133,128)	(407,954)	(201,270)
Interest income	5,806	780	8,853	873
Other gains (losses)	3,454	—	5,417	—
Income (loss) before income taxes	703,480	(57,114)	1,232,428	185,974
Income tax expense	(1,899)	(1,027)	(2,986)	(1,427)
Net income (loss)	701,581	(58,141)	1,229,442	184,547
Less: Net (income) loss attributable to non-controlling interests	(10,879)	435	(20,000)	(1,870)
Net income (loss) attributable to common stockholders	$690,702	$(57,706)	$1,209,442	$182,677

Net income (loss) per common share
Basic	$0.69	$(0.06)	$1.20	$0.23
Diluted	$0.69	$(0.06)	$1.20	$0.23

Weighted average number of shares of common stock outstanding
Basic	1,006,893,810	896,545,880	1,004,189,744	791,029,664
Diluted	1,007,968,422	896,545,880	1,005,879,395	793,224,837

Other comprehensive income
Net income (loss)	$701,581	$(58,141)	$1,229,442	$184,547
Reclassification of derivative gain to Interest expense	(6,037)	(4,159)	(12,074)	(4,159)
Unrealized gain on cash flow hedges	7,573	91,939	180	200,550
Foreign currency translation adjustments	1,732	—	68	—
Comprehensive income	704,849	29,639	1,217,616	380,938
Comprehensive (income) loss attributable to non-controlling interest	(10,918)	487	(19,857)	(1,818)
Comprehensive income attributable to common stockholders	$693,931	$30,126	$1,197,759	$379,120
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

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
Net income	—	—	—	518,740	518,740	9,121	527,861
Issuance of common stock, net	406	1,271,066	—	—	1,271,472	—	1,271,472
Reallocation of equity	—	(4,936)	—	—	(4,936)	4,936	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(391,640)	(391,640)	(7,048)	(398,688)
Stock-based compensation, net of forfeitures	5	(1,120)	—	—	(1,115)	(14)	(1,129)
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized loss on cash flow hedges	—	—	(7,304)	—	(7,304)	(89)	(7,393)
Foreign currency translation adjustments	—	—	(1,644)	—	(1,644)	(20)	(1,664)
Balance as of March 31, 2023	10,042	22,910,509	170,441	220,254	23,311,246	363,289	23,674,535
Net income	—	—	—	690,702	690,702	10,879	701,581
Issuance of common stock, net	32	101,435	—	—	101,467	—	101,467
Reallocation of equity	—	(651)	—	—	(651)	651	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(392,897)	(392,897)	(7,048)	(399,945)
Stock-based compensation, net of forfeitures	—	3,620	—	—	3,620	49	3,669
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized gain on cash flow hedges	—	—	7,482	—	7,482	91	7,573
Foreign currency translation adjustments	—	—	1,711	—	1,711	21	1,732
Balance as of June 30, 2023	$10,074	$23,014,913	$173,670	$518,059	$23,716,716	$367,859	$24,084,575
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,229,442	$184,547
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(252,344)	(121,969)
Stock-based compensation	7,498	5,866
Non-cash transaction costs	—	8,816
Depreciation	1,701	1,555
Other (gains) losses	(5,417)	—
Amortization of debt issuance costs and original issue discount	24,229	23,809
Change in allowance for credit losses	70,122	632,696
Income from unconsolidated affiliate	(1,280)	(15,134)
Distributions from unconsolidated affiliate	3,273	16,182
Net proceeds from settlement of derivatives	—	201,433
Change in operating assets and liabilities:
Other assets	2,248	(5,287)
Accrued expenses and deferred revenue	(24,246)	18,767
Other liabilities	(2,815)	(147)
Net cash provided by operating activities	1,052,411	951,134

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,436)
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(15,000)	(4,012,828)
Investments in leases - financing receivables	(203,272)	—
Investments in loans and securities	(347,454)	(47,361)
Principal repayments of loans and receipts of deferred fees	400,100	50
Capitalized transaction costs	(541)	(7,095)
Maturities of short-term investments	217,342	—
Proceeds from sale of real estate	6,285	—
Acquisition of property and equipment	(1,317)	(686)
Net cash used in investing activities	(1,210,762)	(8,642,356)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,373,737	3,219,101
Proceeds from April 2022 Notes offering	—	5,000,000
Proceeds from Revolving Credit Facility	352,704	600,000
Repayment of Revolving Credit Facility	(250,000)	(600,000)
Debt issuance costs	—	(146,021)
Repurchase of stock for tax withholding	(4,957)	(6,118)
Distributions to non-controlling interests	(4,556)	(4,165)
Dividends paid	(778,909)	(497,188)
Net cash provided by financing activities	688,019	7,565,609

Effect of exchange rate changes on cash, cash equivalents and restricted cash	192	—

Net increase (decrease) in cash, cash equivalents and restricted cash	529,860	(125,613)
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614
Cash, cash equivalents and restricted cash, end of period	$738,793	$614,001

Supplemental cash flow information:
Cash paid for interest	$376,693	$152,794
Cash paid for income taxes	$3,746	$2,086
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$397,667	$346,713
Debt issuance costs payable	$—	$13
Deferred transaction costs payable	$2,677	$4,445
Non-cash change in Investments in leases - financing receivables	$138,040	$53,046
Obtaining right-of-use assets in exchange for lease liabilities	$—	$541,676
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	June 30, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,655,164	$17,172,325
Investments in leases - financing receivables, net	17,144,528	16,740,770
Investments in loans and securities, net	627,259	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	690,240	142,600
Short-term investments	—	217,342
Other assets	854,508	856,605
Total assets	$42,122,426	$37,429,770

Liabilities
Debt, net	$16,624,197	$13,739,675
Accrued expenses and deferred revenue	206,873	206,643
Distributions payable	398,080	380,581
Other liabilities	919,051	937,655
Total liabilities	18,148,201	15,264,554

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,019,657,883 and 975,327,936 operating partnership units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	23,720,576	21,900,511
Accumulated other comprehensive income	173,375	185,201
Total VICI LP’s capital	23,893,951	22,085,712
Non-controlling interest	80,274	79,504
Total capital attributable to partners	23,974,225	22,165,216
Total liabilities and partners’ capital	$42,122,426	$37,429,770
_______________________________________________________
Note: As of June 30, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $711.2 million, $670.0 million, $13.5 million and $16.3 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Income from sales-type leases	$495,355	$375,169	$973,749	$701,904
Income from lease financing receivables, loans and securities	373,132	261,721	744,201	334,599
Other income	18,525	15,563	36,864	23,949
Total revenues	887,012	652,453	1,754,814	1,060,452

Operating expenses
General and administrative	14,920	11,782	29,925	21,248
Depreciation	62	30	93	60
Other expenses	18,525	15,563	36,864	23,949
Change in allowance for credit losses	(41,355)	551,876	70,122	632,696
Transaction and acquisition expenses	777	16,664	(181)	17,419
Total operating expenses	(7,071)	595,915	136,823	695,372

Income from unconsolidated affiliate	—	15,134	1,280	15,134
Interest expense	(203,594)	(133,128)	(407,954)	(201,270)
Interest income	5,224	553	7,714	643
Other gains (losses)	3,454	—	5,417	—
Income (loss) before income taxes	699,167	(60,903)	1,224,448	179,587
Income tax expense	(1,198)	(245)	(1,564)	(83)
Net income (loss)	697,969	(61,148)	1,222,884	179,504
Less: Net (income) loss attributable to non-controlling interests	(2,487)	(1,887)	(5,326)	(4,192)
Net income (loss) attributable to partners	$695,482	$(63,035)	$1,217,558	$175,312

Net income (loss) per Partnership unit
Basic	$0.68	$(0.07)	$1.20	$0.22
Diluted	$0.68	$(0.07)	$1.20	$0.22

Weighted average number of Partnership units outstanding
Basic	1,019,125,183	905,013,754	1,016,421,117	795,286,993
Diluted	1,020,199,795	905,013,754	1,018,110,768	797,482,166

Other comprehensive income
Net income (loss) attributable to partners	$695,482	$(63,035)	$1,217,558	$175,312
Reclassification of derivative gain to Interest expense	(6,037)	(4,159)	(12,074)	(4,159)
Unrealized gain on cash flow hedges	7,573	91,939	180	200,550
Foreign currency translation adjustments	1,732	—	68	—
Comprehensive income attributable to partners	$698,750	$24,745	$1,205,732	$371,703
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from Parent	3,229,165	—	—	3,229,165
Distributions to Parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	15,198,823	109,495	79,108	15,387,426
Net loss	(63,035)	—	1,887	(61,148)
Contributions from parent	6,949,119	—	—	6,949,119
Distributions to parent	(375,626)	—	—	(375,626)
Distributions to non-controlling interest	—	—	(2,062)	(2,062)
Stock-based compensation, net of forfeitures	3,236	—	—	3,236
Reclassification of derivative gain to Interest expense	—	(4,159)	—	(4,159)
Unrealized gain on cash flow hedges	—	91,939	—	91,939
Balance as of June 30, 2022	$21,712,517	$197,275	$78,933	$21,988,725

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
Net income	522,076	—	2,839	524,915
Contributions from Parent	1,303,243	—	—	1,303,243
Distributions to Parent	(408,519)	—	—	(408,519)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	(1,129)	—	—	(1,129)
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized loss on cash flow hedges	—	(7,393)	—	(7,393)
Foreign currency translation adjustments	—	(1,664)	—	(1,664)
Balance as of March 31, 2023	23,316,182	170,107	80,065	23,566,354
Net income	695,482	—	2,487	697,969
Contributions from parent	103,053	—	—	103,053
Distributions to parent	(397,810)	—	—	(397,810)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	3,669	—	—	3,669
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized gain on cash flow hedges	—	7,573	—	7,573
Foreign currency translation adjustments	—	1,732	—	1,732
Balance as of June 30, 2023	$23,720,576	$173,375	$80,274	$23,974,225
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,222,884	$179,504
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(252,344)	(121,969)
Stock-based compensation	7,498	5,810
Depreciation	93	60
Other (gains) losses	(5,417)	—
Amortization of debt issuance costs and original issue discount	24,229	23,809
Change in allowance for credit losses	70,122	632,696
Income from unconsolidated affiliate	(1,280)	(15,134)
Distributions from unconsolidated affiliate	3,273	16,182
Net proceeds from settlement of derivatives	—	201,433
Change in operating assets and liabilities:
Other assets	4,463	(2,063)
Accrued expenses and deferred revenue	(31,018)	18,564
Other liabilities	(2,770)	(165)
Net cash provided by operating activities	1,039,733	938,727

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,436)
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(15,000)	(4,012,828)
Investments in leases - financing receivables	(203,272)	—
Investments in loans and securities	(347,454)	(47,361)
Principal repayments of loans and receipts of deferred fees	400,100	50
Capitalized transaction costs	(541)	(7,095)
Maturities of short-term investments	217,342	—
Proceeds from sale of real estate	6,285	—
Acquisition of property and equipment	—	(30)
Net cash used in investing activities	(1,209,445)	(8,641,700)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Contributions from Parent	1,397,737	3,219,202
Distributions to Parent	(773,768)	(625,000)
Proceeds from April 2022 Notes offering	—	5,000,000
Proceeds from Revolving Credit Facility	352,704	600,000
Repayment of Revolving Credit Facility	(250,000)	(600,000)
Debt issuance costs	—	(146,021)
Repurchase of stock for tax withholding	(4,957)	—
Distributions to non-controlling interest	(4,556)	(4,165)
Net cash provided by financing activities	717,160	7,444,016

Effect of exchange rate changes on cash, cash equivalents and restricted cash	192	—

Net increase (decrease) in cash, cash equivalents and restricted cash	547,640	(258,957)
Cash, cash equivalents and restricted cash, beginning of period	142,600	705,566
Cash, cash equivalents and restricted cash, end of period	$690,240	$446,609

Supplemental cash flow information:
Cash paid for interest	$376,693	$152,794
Cash paid for income taxes	$1,746	$776
Supplemental non-cash investing and financing activity:
Distributions payable	$397,667	$244,306
Debt issuance costs payable	$—	$13
Deferred transaction costs payable	$2,677	$4,445
Non-cash change in Investments in leases - financing receivables	$138,040	$53,046
Obtaining right-of-use assets in exchange for lease liabilities	$—	$541,676
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
(UNAUDITED)
Issuer in February 2020.
“Forum Convention Center Mortgage Loan” refers to a $400.0 million mortgage loan agreement entered into on September 18, 2020 with Caesars for a term of five years and secured by, among other things, the Caesars Forum Convention Center in Las Vegas, which was repaid in full on May 1, 2023. In connection therewith, the Company’s call right under the put-call agreement relating to the Caesars Forum Convention Center was extended from December 31, 2026 to December 31, 2028.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of June 30, 2023, our geographically diverse real estate portfolio consisted of 49 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns four championship golf courses which are managed by CDN Golf Management Inc., and are located near certain of our properties.
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of June 30, 2023, VICI’s non-controlling interests represent an approximate 1.2% third-party ownership of VICI OP in the form of VICI OP Units and a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $217.3 million of short-term investments as of December 31, 2022. We did not have any short-term investments as of June 30, 2023.
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
We allocate the purchase price to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, with the exception of the MGP Transactions and the MGM Grand/Mandalay Bay JV Interest Acquisition (each as further described in Note 3 - Real Estate Transactions), our acquisitions consist of properties without existing leases or debt and, accordingly, the assets acquired are comprised of land, building and site improvements. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have determined that the land and building components of all of the Caesars Leases (excluding the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City components (the “Harrah’s Call Properties”) of the Caesars Regional Master Lease), Century Master Lease, Hard Rock Cincinnati Lease, MGM Grand/Mandalay Bay Lease, PENN Entertainment Leases, Southern Indiana Lease and Venetian Lease meet the definition of a sales-type lease under ASC 842.
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
We determined that the land and building components of the Foundation Master Lease, Harrah’s Call Properties components of the Caesars Regional Master Lease, Gold Strike Lease, JACK Master Lease, MGM Master Lease, Mirage Lease and PURE Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, such leases are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2023 and 2022.
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
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from the Caesars Leases represented 37% and 38% of our lease revenues for the three and six months ended June 30, 2023, respectively, and 45% and 57% of our lease revenues for the three and six months ended June 30, 2022, respectively. Revenue from the MGM Leases represented 40% and 39% of our lease revenues for the three and six months ended June 30, 2023, respectively, and 34% and 21% of our lease revenues for the three and six months ended June 30, 2022, respectively. Additionally, our properties on the Las Vegas Strip generated approximately

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
49% of our lease revenues for the three and six months ended June 30, 2023, and 46% and 43% of our lease revenues for the three and six months ended June 30, 2022, respectively. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Real Estate Transactions
2023 Activity
Property Acquisitions
Rocky Gap Casino Transaction
Subsequent to quarter-end, on July 25, 2023, we closed on the previously announced acquisition of the Rocky Gap Casino Resort, located in Flintstone, Maryland (“Rocky Gap Casino”) with Century Casinos, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we acquired the leasehold interest in the land and buildings associated with the Rocky Gap Casino for approximately $203.9 million and Century Casinos acquired the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease was amended to include Rocky Gap Casino, and annual rent under the Century Master Lease increased by $15.5 million. Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term remaining. Century Casinos previously exercised one 5-year tenant renewal option and three additional 5-year tenant renewal options are remaining. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
Century Canadian Portfolio Transaction
On May 16, 2023, we entered into definitive agreements to acquire the real estate assets of Century Casino & Hotel Edmonton, Century Casino St. Albert and Century Mile Racetrack and Casino, each in Edmonton, Alberta, and Century Downs Racetrack and Casino in Calgary, Alberta, (collectively the “Century Canadian Portfolio”) from Century Casinos for an aggregate purchase price in cash of C$221.7 million (approximately US$164.7 million based on the exchange rate at the time of the announcement) in cash. Simultaneous with the closing of the transaction, the Century Canadian Portfolio will be added to the Century Master Lease and annual rent will increase by C$17.3 million (approximately US$12.8 million based on the exchange rate at the time of the announcement). Additionally, the term of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term, with three 5-year tenant renewal options. Century Casinos previously exercised one 5-year tenant renewal option. The tenants’ obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2023.
MGM Grand/Mandalay Bay JV Interest Acquisition
On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (previously referred to as the “BREIT JV”) from Blackstone Real Estate Income Trust, Inc. (“BREIT”) for cash consideration of $1,261.9 million (the “MGM Grand/Mandalay Bay JV Interest Acquisition”). We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or the Consumer Price Index (“CPI”) (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment under the voting interest model within Investment in unconsolidated affiliate on our Balance Sheets.
Simultaneously with closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, as a result of acquiring full ownership, we consolidated the joint venture and determined that the consolidation should be accounted for as an asset acquisition under ASC 805-50. In application of the asset acquisition guidance, we retained the prior cost basis of our 50.1% interest, which we

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
previously acquired in connection with the MGP Transaction, and combined such basis to the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.
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
Under ASC 805-50, we allocated the net assets acquired by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the consolidation of the MGM Grand/Mandalay Bay JV:

(In thousands)	Amount
Investments in leases - sales-type	$5,494,351
Cash and cash equivalents (1)	9,607
Debt, net (2)	(2,747,877)
Accrued expenses and deferred revenue (1)	(20,787)
Total net assets acquired	$2,735,294
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
PURE Canadian Gaming Transaction
On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price in cash of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and a C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and the Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming. We determined that the PURE Canadian Gaming Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the PURE Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the PURE Master Lease is accounted for as Investments in leases - financing receivables on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $19.6 million.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Leasing
Gold Strike Severance Lease
On February 15, 2023, in connection with the closing of MGM’s sale of the operations of Gold Strike, we entered into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and entered into an amendment to the MGM Master Lease in order to account for MGM’s divestiture of the operations of Gold Strike and to reduce the annual base rent by $40.0 million. The Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The tenant’s obligations under the Gold Strike Lease are guaranteed by CNB.
Loan, Security and Preferred Equity Investments
Canyon Ranch Transactions
Subsequent to quarter-end, on July 26, 2023, we committed to an up to $150.0 million preferred equity investment into the controlling entity of Canyon Ranch, a leading provider of holistic, integrative health and wellness guest experiences (“Canyon Ranch”). The preferred equity has a term of 10 years and may be redeemed by Canyon Ranch at any time, subject to a redemption premium in the first three years. In connection with this investment, we entered into (i) a call right agreement whereby we will have the option to call the real estate assets of each of the Canyon Ranch facility in Tucson, Arizona (“Canyon Ranch Tucson”) and the Canyon Ranch facility in Lenox, Massachusetts (“Canyon Ranch Lenox”) subject to certain conditions, and (ii) a right of first financing agreement pursuant to which we will have the right, but not the obligation, to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and redevelopment of future wellness resorts. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple net master lease with the Company.
In addition, we intend to provide approximately $150.0 million of mortgage financing to a subsidiary of Canyon Ranch secured by Canyon Ranch Tucson and Canyon Ranch Lenox. Proceeds of the mortgage financing would be used to refinance Canyon Ranch’s existing CMBS debt secured by these two assets. The mortgage financing will have an initial term of two years with three one-year extensions, exercisable at Canyon Ranch’s option, subject to satisfying certain customary extension conditions. The Company expects the mortgage financing to close in the third quarter of 2023.
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
Simultaneous with the closing of the MGP Transactions on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and had an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to Hard Rock and entrance into the Mirage Lease on December 19, 2022, and further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike on February 15, 2023. Additionally, we retained a 50.1% ownership stake in the MGM Grand/Mandalay Bay JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. At the time of acquisition, the MGM Grand/Mandalay Bay Lease provided for total annual base rent of approximately $303.8 million, and had an initial term of thirty years with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. On January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and accordingly own 100% of the interest in the MGM Grand/Mandalay Bay JV, including the full $3.0 billion of CMBS debt held by the joint venture.
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
(4) Amounts represent their current carrying value which is equal to fair value. The Other assets and Other liabilities amounts include the gross presentation of certain MGP ground leases which we assumed in connection with the MGP Transactions.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of June 30, 2023, our real estate portfolio consisted of the following:
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
The following is a summary of the balances of our real estate portfolio as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Investments in leases - sales-type, net (1)	$22,655,164	$17,172,325
Investments in leases - financing receivables, net (1)	17,144,528	16,740,770
Total investments in leases, net	39,799,692	33,913,095
Investments in loans and securities, net	627,259	685,793
Investment in unconsolidated affiliate (2)	—	1,460,775
Land	150,727	153,560
Total real estate portfolio	$40,577,678	$36,213,223
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of June 30, 2023 and December 31, 2022, the estimated residual values of the leased properties under our Lease Agreements were $15.6 billion and $11.5 billion, respectively.
(2) Represents our 50.1% investment in the MGM Grand/Mandalay Bay JV prior to the MGM Grand/Mandalay Bay JV Interest Acquisition on January 9, 2023, which was accounted for as an equity method investment.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Income from sales-type leases, fixed rent	$472,783	$370,663	$932,273	$692,921
Income from sales-type leases - contingent rent (1)	22,572	4,506	41,476	8,983
Income from lease financing receivables - fixed rent (2)	353,974	251,345	706,303	314,364
Income from lease financing receivables - contingent rent (1) (2)	2,511	—	5,021	—
Total lease revenue	851,840	626,514	1,685,073	1,016,268
Non-cash adjustment (3)	(129,543)	(86,408)	(252,383)	(121,961)
Total contractual lease revenue	$722,297	$540,106	$1,432,690	$894,307
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of June 30, 2023, we have recognized contingent rent from our Margaritaville Lease and Greektown Lease in relation to the variable rent portion of the respective leases and from the Caesars Las Vegas Master Lease, Caesars Regional Master Lease, Joliet Lease, Century Master Lease, and Venetian Lease in relation to the CPI portion of the annual escalator.
(2) Represents the MGM Master Lease, Harrah’s Call Properties, JACK Master Lease, Mirage Lease, Foundation Master Lease, PURE Master Lease and Gold Strike Lease. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310.
(3) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At June 30, 2023, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2023 (remaining)	$828,585	$574,111	$1,402,696
2024	1,681,165	1,164,419	2,845,584
2025	1,710,838	1,185,993	2,896,831
2026	1,736,954	1,208,151	2,945,105
2027	1,763,846	1,230,797	2,994,643
2028	1,791,939	1,254,139	3,046,078
Thereafter	77,198,760	87,214,137	164,412,897
Total	$86,712,087	$93,831,747	$180,543,834

Weighted Average Lease Term (2)	38.4 years	50.1 years	43.5 years
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
As of June 30, 2023, we owned 49 properties leased under 16 separate Lease Agreements, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our Lease Agreements are generally long-term in nature with initial terms ranging from 15 to 30 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our Lease Agreements provide for annual base rent escalations, which range from 1% in the earlier years to the greater of 2% or CPI in later years, with certain of our leases providing for a cap with respect to the maximum CPI-based increase. Additionally, certain of our Lease Agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, is subject to adjustment based on the revenues of the underlying asset in specified periods.
The following is a summary of the material lease provisions of our Caesars Leases and MGM Leases, our two most significant tenants:

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease (1)
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/23-4/30/24 (Lease Year 2)	11/1/22 - 10/31/23 (Lease Year 6)	11/1/22 - 10/31/23 (Lease Year 6)	3/1/23 - 2/29/24 (Lease Year 4)
Current annual rent	$744,600	$703,678 (2)	$454,478	$309,873
Annual escalator (3)	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-5 - 1.5% Lease years 6-end of term - CPI subject to 2.0% floor	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (4)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of June 30, 2023 and December 31, 2022:

June 30, 2023
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$77,692	$—	11.0%	7.8 years
Senior Secured Loans (6)	155,373	153,604	620,547	7.2%	5.4 years
Mezzanine Loans	402,742	395,963	212,767	10.1%	4.2 years
Total	$643,115	$627,259	$833,314	9.5%	4.9 years

December 31, 2022
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Loans	$495,901	$492,895	$584,049	7.8%	3.2 years
Mezzanine Loans	196,597	192,898	514,882	9.1%	4.3 years
Total	$692,498	$685,793	$1,098,931	8.2%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of June 30, 2023.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.
(6) On May 1, 2023, the Forum Convention Center Mortgage Loan, representing $400.0 million in principal balance of our senior secured loans, was repaid in full.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity.
During the three months ended June 30, 2023, we recognized a $41.4 million decrease in our allowance for credit losses primarily driven by (i) a decrease in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of their market performance during the current quarter and (ii) changes in the macroeconomic forecast used to scenario condition our R&S Period PD.
During the six months ended June 30, 2023, we recognized a $70.1 million increase in our allowance for credit losses primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable and (c) the purchase of the Hard Rock Ottawa Notes, and (ii) an increase in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by (i) a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance during the six-month period and (ii) changes in the macroeconomic forecast used to scenario condition our R&S Period PD.
During the three and six months ended June 30, 2022, we recognized a $551.9 million and $632.7 million increase, respectively, in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such periods, in the amount of $439.7 million and $515.7 million, respectively, representing 79.9% and 81.5% of the total allowance for three and six months ended June 30, 2022, respectively. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions and are required to present gross, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under our Partner Property Growth Fund Agreement with the Venetian Tenant and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition and are required to present gross, and (iii) the future funding commitments related to certain development loans executed during the six months ended June 30, 2022. Additional increases were attributable to the increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the first and second quarters of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term PD default study we utilize to estimate our CECL allowance.
As of June 30, 2023 and December 31, 2022, and since our formation on October 6, 2017, all of our Lease Agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
The following tables detail the allowance for credit losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$23,366,404	$(711,240)	$22,655,164	3.04%
Investments in leases - financing receivables	17,814,514	(669,986)	17,144,528	3.76%
Investments in loans and securities	640,789	(13,530)	627,259	2.11%
Other assets - sales-type sub-leases	784,556	(16,267)	768,289	2.07%
Totals	$42,606,263	$(1,411,023)	$41,195,240	3.31%

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
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our senior secured and mezzanine loans and for unfunded commitments of our Partner Property Growth Fund. As of June 30, 2023 and December 31, 2022, such allowance is $28.1 million and $45.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
Beginning Balance December 31,	$1,368,819	$534,326
Initial allowance from current period investments	234,064	515,697
Current period change in credit allowance	(163,715)	116,999
Charge-offs	—	—
Recoveries	—	—
Ending Balance June 30,	$1,439,168	$1,167,022
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2023 and 2022:

	June 30, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,281,667	$32,778,498	$3,217,992	$878,810	$891,024	$558,272	$42,606,263

	June 30, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,214,233	$15,566,631	$14,948,277	$872,396	$279,906	$145,986	$36,027,428
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for our senior secured and mezzanine loans using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Sales-type sub-leases, net (1)	$768,289	$764,509
Property and equipment used in operations, net	66,826	67,209
Right of use assets and sub-lease right of use assets	41,727	45,008
Deferred acquisition costs	13,621	12,834
Debt financing costs	13,277	18,646
Tenant receivables	9,271	5,498
Other receivables	7,321	6,474
Interest receivable	5,885	6,911
Prepaid expenses	5,172	7,348
Forward-starting interest rate swaps	1,310	—
Other	1,440	1,891
Total other assets	$934,139	$936,328
_______________________________________________________
(1) As of June 30, 2023 and December 31, 2022, sales-type sub-leases are net of $16.3 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Land and land improvements	$60,367	$60,332
Buildings and improvements	15,299	15,125
Furniture and equipment	10,672	9,563
Total property and equipment used in operations	86,338	85,020
Less: accumulated depreciation	(19,512)	(17,811)
Total property and equipment used in operations, net	$66,826	$67,209

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Depreciation expense	$887	$779	$1,701	$1,555
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Finance sub-lease liabilities	$784,556	$784,259
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	41,727	45,039
CECL allowance for unfunded commitments	28,145	45,110
Deferred income taxes	4,416	4,339
Derivative liability	1,130	—
Other	250	125
Total other liabilities	$933,824	$952,472

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2023 and December 31, 2022:

($ In thousands)	June 30, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2) (3)	2026	CDOR + 1.05%	105,728	105,728
MGM Grand/Mandalay Bay CMBS Debt (4)	2032	3.558%	3,000,000	2,760,388
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,240,252
2029 Maturity	2029	4.625%	1,000,000	989,731
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	746,192
2027 Maturity	2027	3.750%	750,000	743,924
2030 Maturity	2030	4.125%	1,000,000	989,372
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	497,088
2028 Maturity	2028	4.516% (6)	1,250,000	1,238,337
2030 Maturity	2030	4.541% (6)	1,000,000	988,482
2032 Maturity	2032	3.980% (6)	1,500,000	1,481,817
2052 Maturity	2052	5.625%	750,000	735,607
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,027,327
2025 Maturity	2025	4.625%	799,368	786,832
2026 Maturity	2026	4.500%	480,524	465,367
2027 Maturity	2027	5.750%	729,466	737,387
2028 Maturity	2028	4.500%	349,325	337,792
2029 Maturity	2029	3.875%	727,114	665,693
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,875
2025 Maturity	2025	4.625%	632	618
2026 Maturity	2026	4.500%	19,476	18,667
2027 Maturity	2027	5.750%	20,534	20,522
2028 Maturity	2028	4.500%	675	643
2029 Maturity	2029	3.875%	22,886	20,556
Total Debt		4.342% (7)	$17,055,728	$16,624,197

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2022
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility (2)	2026	SOFR + 1.05%	$—	$—
Delayed Draw Term Loan (8)	2025	SOFR + 1.20%	—	—
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,238,825
2029 Maturity	2029	4.625%	1,000,000	988,931
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	745,020
2027 Maturity	2027	3.750%	750,000	743,086
2030 Maturity	2030	4.125%	1,000,000	988,626
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	496,314
2028 Maturity	2028	4.516% (6)	1,250,000	1,237,082
2030 Maturity	2030	4.541% (6)	1,000,000	987,618
2032 Maturity	2032	3.980% (6)	1,500,000	1,480,799
2052 Maturity	2052	5.625%	750,000	735,360
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,029,226
2025 Maturity	2025	4.625%	799,368	783,659
2026 Maturity	2026	4.500%	480,524	463,018
2027 Maturity	2027	5.750%	729,466	738,499
2028 Maturity	2028	4.500%	349,325	336,545
2029 Maturity	2029	3.875%	727,114	660,489
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,901
2025 Maturity	2025	4.625%	632	615
2026 Maturity	2026	4.500%	19,476	18,542
2027 Maturity	2027	5.750%	20,534	20,520
2028 Maturity	2028	4.500%	675	639
2029 Maturity	2029	3.875%	22,886	20,361
Total Debt		4.496% (7)	$13,950,000	$13,739,675
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CDOR, as applicable) with an additional 0.10% adjustment for SOFR loans, as applicable. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, depending on our credit ratings. For the three and six months ended June 30, 2023, the commitment fee for the Revolving Credit Facility was 0.250%.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(7)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of June 30, 2023, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.48%.
(8)The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. On February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.
The following table is a schedule of future minimum principal payments of our debt obligations as of June 30, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remaining)	$—
2024	1,050,000
2025	2,050,000
2026	1,855,728
2027	1,500,000
2028	1,600,000
Thereafter	9,000,000
Total minimum principal payments	$17,055,728
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
Bridge Facilities
On March 2, 2021 and August 4, 2021, in connection with the completion of the Venetian Acquisition and MGP Transactions, respectively, VICI PropCo entered into Commitment Letters with certain lenders pursuant to which they provided commitments in an amount up to $4.0 billion and $9.3 billion, respectively, in the aggregate, each consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility” and the “MGP Transactions Bridge Facility,” respectively), for the purpose of providing a portion of the financing necessary in connection with the closing of the Venetian Acquisition and MGP Transactions, as applicable. In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. During the three and six months ended June 30, 2022, we recognized $3.8 million and $16.3 million, respectively, in such fees, which were recorded in Interest expense in our Statement of Operations. We did not recognize any such fees during the three and six months ended June 30, 2023, since the Venetian Acquisition Bridge Facility and MGP Transactions Bridge Facility were fully terminated on February 23, 2022 and April 29, 2022, respectively, in connection with such closings.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2023, we were in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
Forward-Starting Derivatives
In March 2023, we entered into two forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of $250.0 million of senior unsecured notes. Subsequent to quarter-end, we entered into one forward-starting interest rate swap agreement for an additional aggregate notional amount of $50.0 million. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2024. The forward-starting interest rate swaps are designated as cash-flow hedges.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2023. As of December 31, 2022, there were no derivative instruments outstanding.

($ In thousands)	June 30, 2023
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	3.4565%	$200,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	3.0615%	$50,000	USD-SOFR-COMPOUND	March 6, 2034
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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Unrealized gain recorded in other comprehensive income	$7,573	$91,939	$180	$200,550
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,037)	(4,159)	(12,074)	(4,159)
Net Investment Hedges
The C$140.0 million draw on the Revolving Credit Facility in connection with the PURE Canadian Gaming Transaction reduces the impact of exchange rate variations associated with our investment in the PURE Canadian Gaming entities and, accordingly, has been designated as a hedge of the net investment in the PURE Canadian Gaming entities. As a non-derivative net investment hedge, the impact of changes in foreign currency exchange rates on the principal balance are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and six months ended June 30, 2023, we recognized $2.2 million and $4.6 million, respectively, in unrealized losses related to such net investment hedge, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swaps (1)	$1,310	$—	$1,310	$—
Financial liabilities:
Derivative instruments - forward-starting interest rate swaps (1)	1,130	—	1,130	—

	December 31, 2022
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$217,342	$—	$217,342	$—
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
The estimated fair values of our financial instruments as of June 30, 2023 and December 31, 2022 for which fair value is only disclosed are as follows:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$17,144,528	$17,797,191	$16,740,770	$17,871,771
Investments in loans and securities (2)	627,259	606,108	685,793	675,456
Cash and cash equivalents	738,793	738,793	208,933	208,933
Financial liabilities:
Debt (3)
Revolving Credit Facility	105,728	105,728	—	—
MGM Grand/Mandalay Bay CMBS Debt	2,760,388	2,747,877	—	—
Senior Unsecured Notes	13,758,081	13,073,694	13,739,675	13,020,636
____________________
(1)These investments represent the JACK Master Lease, the Harrah’s Call Properties, the MGM Master Lease, the Foundation Master Lease, Mirage Lease, Gold Strike Lease and the PURE Master Lease. In relation to the Harrah’s Call Properties, JACK Master Lease, Mirage Lease, Gold Strike Lease and MGM Master Lease the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Foundation Master Lease and PURE Master Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)These investments represent our investments in eleven senior secured and mezzanine loans and one series of senior secured notes. The fair value of investments in loans is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of our senior secured notes was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2023, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) certain corporate offices, the most material of which is our corporate headquarters in New York, NY, which expires in 2030 and has one five-year renewal option.
•Sub-Lease Commitments. Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases that are integral to the operations of the property, the cost of which is passed to our tenants through the Lease Agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheet and Statement of Operations.
For the ground and use leases determined to be operating leases, we recorded a sub-lease right-of-use assets in Other assets and sub-lease liabilities in Other liabilities. For ground and lease uses determined to be finance leases, we recorded a sales-type sub-lease in Other assets and finance sub-lease liability in Other liabilities.
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Others assets (operating lease and sub-leases)	$26,076	$28,953
Other liabilities (operating lease and sub-lease liabilities)	26,076	28,953
Others assets (sales-type sub-leases, net) (1)	768,289	764,509
Other liabilities (finance sub-lease liabilities)	784,556	784,259
___________________
(1) As of June 30, 2023 and December 31, 2022, sales-type sub-leases are net of $16.3 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating leases
Rent expense(1)	$508	$503	$1,006	$1,002
Contractual rent	483	475	956	949
Operating sub-leases
Rental income and expense(2)	1,712	1,712	3,424	2,283
Contractual rent	1,637	1,590	3,268	2,118
Finance sub-leases
Rental income and expense(2)	14,430	12,442	28,859	18,926
Contractual rent	14,281	12,307	28,562	18,985
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at June 30, 2023 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2023 (remaining)	$946	$3,316	$30,206
2024	1,847	6,553	59,039
2025	1,908	5,129	59,174
2026	1,958	3,934	59,174
2027	1,979	4,010	59,174
2028	2,000	3,034	59,174
Thereafter	13,138	2,094	2,496,361
Total minimum lease commitments	$23,776	$28,070	$2,822,302
Discounting factor	8,125	1,994	2,037,746
Lease liability	$15,651	$26,076	$784,556

Discount rates (1)	5.3% - 5.5%	2.6% - 2.9%	6.0% - 8.0%

Weighted average remaining lease term	13.2 years	5.0 years	54.3 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of June 30, 2023, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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
Forward Offerings
The following table summarizes the terms of the forward sale agreements outstanding as of June 30, 2023:

(In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
January 2023 Forward Sale Agreements (3)(4)	January 18, 2023	27,102,500	$33.00	$894,383	$31.85	$862,529
____________________
(1)The forward sale agreements generally require settlement within twelve months of the trade date, which is January 16, 2024 with respect to the January 2023 Forward Sale Agreements.
(2)The amount is inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock.
(3)As of June 30, 2023, the net forward sales price per share under the January 2023 Forward Sale Agreements was $31.64 and would result in us receiving approximately $857.5 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the January 2023 Forward Sale Agreements, it would result in a cash inflow of $5.7 million, or, if we were to net share settle the shares under the January 2023 Forward Sale Agreements, it would result in us receiving approximately 181,000 shares.
(4)Subsequent to quarter-end, on July 20, 2023, we physically settled 6,000,000 shares under the January 2023 Forward Sale Agreements at a forward share price of $31.71 per share, in exchange for total net proceeds of approximately $190.3 million.

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
The following table summarizes settlement activity of the outstanding forward sale agreements during the six months ended June 30, 2023:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
January 2023 Forward Sale Agreements	April 4, 2023	Physical	3,200,000	$31.71	$101,467
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	$30.34	$575,628
The following table summarizes settlement activity of the outstanding forward sale agreements during the six months ended June 30, 2022:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	$27.81	$1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	$26.50	$1,828,600
At-the-Market Offering Program
On February 28, 2023, we entered into an equity distribution agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,500.0 million of our common stock and terminated our prior equity distribution agreement, pursuant to which we previously sold, from time to time, shares of our common stock (collectively, the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The equity distribution agreement also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.
The following table summarizes our activity under the ATM Program during the six months ended June 30, 2023 and 2022, all of which were sold subject to forward sale agreements.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Initial Forward Sales Price Per Share	Aggregate Net Value
June 2022 ATM Forward Sale Agreement	11,380,980	$32.28	$367,400	$31.64	$360,000
June 2023 ATM Forward Sale Agreement (1)	327,306	$32.36	$10,600	$31.71	$10,400
____________________
(1)As of June 30, 2023, the net forward sales price per share under the June 2023 ATM Forward Sale Agreement was $31.69 and would result in us receiving approximately $10.4 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the June 2023 ATM Forward Sale Agreements, it would result in a cash inflow of $0.1 million, or, if we were to net share settle the shares under the June 2023 ATM Forward Sale Agreements, it would result in us receiving approximately 3,000 shares.

We did not receive any proceeds from the sale of shares at the time we entered into each of the respective ATM Program forward sale agreements. We determined that the ATM Program forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the ATM Program forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program, all of which were sold subject to the ATM Program forward sale agreements and the previous equity distribution agreement, as applicable, during the six months ended June 30, 2023. As of June 30, 2023, we have 327,306 forward shares outstanding under the ATM Program. There was no settlement activity of the outstanding forward shares under the ATM Program during the six months ended June 30, 2022.

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
December 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	6,317,805	$32.99	$208,402
August 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	3,918,807	33.96	133,073
June 2022 ATM Forward Sale Agreement	January 3, 2023	Physical	11,380,980	31.20	355,168
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2023	2022
Beginning Balance January 1,	963,096,563	628,942,092
Issuance of common stock upon physical settlement of forward sale agreements	43,792,592	119,000,000
Issuance of common stock in connection with the REIT Mergers	—	214,552,532
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	537,355	596,361
Ending Balance June 30,	1,007,426,510	963,090,985
Distributions
Dividends declared (on a per share basis) during the six months ended June 30, 2023 and 2022 were as follows:

Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 - June 30, 2023	$0.3900

Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 - June 30, 2022	$0.3600

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Determination of shares:
Weighted-average shares of common stock outstanding	1,006,893,810	896,545,880	1,004,189,744	791,029,664
Assumed conversion of restricted stock(1)	696,046	—	884,292	698,797
Assumed settlement of forward sale agreements	378,566	—	805,359	1,496,376
Diluted weighted-average shares of common stock outstanding	1,007,968,422	896,545,880	1,005,879,395	793,224,837

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Basic:
Net income (loss) attributable to common stockholders	$690,702	$(57,706)	$1,209,442	$182,677
Weighted-average shares of common stock outstanding	1,006,894	896,546	1,004,190	791,030
Basic EPS	$0.69	$(0.06)	$1.20	$0.23

Diluted:
Net income (loss) attributable to common stockholders	$690,702	$(57,706)	$1,209,442	$182,677
Diluted weighted-average shares of common stock outstanding	1,007,968	896,546	1,005,879	793,225
Diluted EPS	$0.69	$(0.06)	$1.20	$0.23
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Determination of units:
Weighted-average units outstanding	1,019,125	905,014	1,016,421	795,287
Assumed conversion of VICI restricted stock(1)	696	—	884	699
Assumed settlement of VICI forward sale agreements	379	—	805	1,496
Diluted weighted-average units outstanding	1,020,200	905,014	1,018,111	797,482

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Basic:
Net income (loss) attributable to partners	$695,482	$(63,035)	$1,217,558	$175,312
Weighted-average units outstanding	1,019,125	905,014	1,016,421	795,287
Basic EPU	$0.68	$(0.07)	$1.20	$0.22

Diluted:
Net income (loss) attributable to partners	$695,482	$(63,035)	$1,217,558	$175,312
Weighted-average units outstanding	1,020,200	905,014	1,018,111	797,482
Diluted EPU	$0.68	$(0.07)	$1.20	$0.22
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2023, 10.2 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense	$4,031	$3,236	$7,498	$5,866
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2023
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	507,339	$27.47	769,589	$22.88
Granted	206,539	28.68	474,867	28.59
Vested	(208,049)	28.08	(363,267)	19.90
Forfeited	(32,451)	28.40	(115,607)	19.90
Canceled	—	—	—	—
Outstanding at end of period	473,378	$27.67	765,582	$28.28

	Six Months Ended June 30, 2022
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	300,031	$24.72	588,134	$19.32
Granted	382,852	28.79	488,252	27.03
Vested	(155,346)	25.73	(227,166)	22.68
Forfeited	(13,657)	25.26	(80,586)	22.68
Canceled	—	—	—	—
Outstanding at end of period	513,880	$27.44	768,634	$22.87
As of June 30, 2023, there was $26.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and six months ended June 30, 2023 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the year ended December 31, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rate changes, foreign currency exchange rate fluctuations, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; the impact of recent and potential future interest rate increases on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our pending and recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties, including their financial condition, results of operations, cash flows and performance, and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that our pending transactions may not be consummated on the terms or timeframes contemplated, or at all; the ability of the parties to our pending transactions and any future transactions to satisfy the conditions set forth in the definitive transaction documents, including the ability to receive, or delays in obtaining, the governmental and regulatory approvals and consents required to consummate the pending transactions, or other delays or impediments to completing the transactions; our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all; the anticipated benefits of certain arrangements with certain tenants in connection with our Partner Property Growth Fund; our ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective Lease Agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the Lease Agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; our inability to successfully pursue investments in, and acquisitions of, additional properties; the possibility that we identify significant environmental, tax, legal or other issues that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our pending or recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our pending or recently completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our reliance on distributions received from our subsidiaries, including VICI OP, to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. Our geographically diverse portfolio currently consists of 50 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 124 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in fifteen states and Canada, contain approximately 60,300 hotel rooms and feature over 450 restaurants, bars, nightclubs and sportsbooks.
Our portfolio also includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 34 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2023.
Impact of Material Trends on Our Business
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, as a result of the current inflationary environment, including the impact of recent and potential future interest rate increases and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our Lease Agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2023
Acquisition Activity
•Rocky Gap Casino Transaction. Subsequent to quarter-end, on July 25, 2023, we closed on the previously announced acquisition of the Rocky Gap Casino, located in Flintstone, Maryland with Century Casinos, Maryland, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we acquired the leasehold interest in the land and buildings associated with the Rocky Gap Casino for approximately $203.9 million, and Century Casinos acquired the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease was amended to include Rocky Gap Casino, and annual rent under the Century Master Lease was increased by $15.5 million. Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term remaining. Century Casinos previously exercised one 5-year tenant renewal option and three additional 5-year tenant renewal options are remaining. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
•Century Canadian Portfolio Transaction. On May 16, 2023, we entered into definitive agreements to acquire the real estate assets of Century Casino & Hotel Edmonton, Century Casino St. Albert and Century Mile Racetrack and Casino, each in Edmonton, Alberta and Century Downs Racetrack and Casino in Calgary, Alberta, (collectively the “Century Canadian Portfolio”) from Century Casinos for an aggregate purchase price in cash of C$221.7 million (approximately US$164.7 million based on the exchange rate at the time of the announcement) in cash. Simultaneous with the closing of the transaction, the Century Canadian Portfolio will be added to the Century Master Lease and annual rent will increase by C$17.3 million (approximately US$12.8 million based on the exchange rate at the time of the announcement). Additionally, the term of the Century Master Lease will be extended such that, upon closing of the transaction, the lease will have a full 15-year initial base lease term, with three 5-year tenant renewal options. Century Casinos previously exercised one 5-year tenant renewal option. The tenants’ obligations under the Century Master Lease will continue to be guaranteed by Century Casinos. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2023.
•MGM Grand/Mandalay Bay JV Interest Acquisition. On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT (the “MGM Grand/Mandalay Bay JV Interest Acquisition”) for cash consideration of $1,261.9 million. We also assumed the remaining $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or CPI (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment within Investment in unconsolidated affiliate on our Balance Sheet. Simultaneous with closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, as a result of acquiring full ownership of the joint venture, we consolidated the net assets and operations of the MGM Grand/Mandalay Bay JV.
•PURE Canadian Gaming Transaction. On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price in cash of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and drawing down C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with 4 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming.
Leasing Activity
•Gold Strike Severance Lease. On February 15, 2023, in connection with the closing of MGM’s sale of the operations of Gold Strike, we entered into the Gold Strike Lease with CNB related to the land and real estate assets of Gold Strike, and entered into an amendment to the MGM Master Lease in order to account for MGM’s divestiture of the operations of Gold Strike and to reduce the annual base rent by $40.0 million. The Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The Gold Strike Lease is guaranteed by CNB.
Loan, Security and Preferred Equity Investment Activity
•Canyon Ranch Transactions. Subsequent to quarter-end, on July 26, 2023, we committed to an up to $150.0 million preferred equity investment into the controlling entity of Canyon Ranch, a leading provider of holistic, integrative health and wellness guest experiences. The preferred equity has a term of 10 years and may be redeemed by Canyon Ranch at any time, subject to a redemption premium in the first three years. In connection with this investment, we entered into (i) a call right agreement whereby we will have the option to call the real estate assets of each of Canyon Ranch Tucson and Canyon Ranch Lenox, subject to certain conditions, and (ii) a right of first financing agreement pursuant to which we will have the right, but not the obligation, to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and redevelopment of future wellness resorts. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple net master lease with the Company.
In addition, we intend to provide approximately $150.0 million of mortgage financing to a subsidiary of Canyon Ranch secured by Canyon Ranch Tucson and Canyon Ranch Lenox. Proceeds of the mortgage financing would be used to refinance Canyon Ranch’s existing CMBS debt secured by these two assets. The mortgage financing will have an initial term of two years with three one-year extensions, exercisable at Canyon Ranch’s option, subject to satisfying certain customary extension conditions. The Company expects the mortgage financing to close in the third quarter of 2023.
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
Financing and Capital Markets Activity
•January 2023 Offering. On January 12, 2023, we completed a primary forward offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million. The shares are subject to forward sale agreements (the “January 2023 Forward Sale Agreements”), which require settlement by January 16, 2024. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the January 2023 Forward Sale Agreements. On April 4, 2023, we physically settled 3,200,000 shares under the January 2023 Forward Sale Agreements at a forward sale price of $31.71 per share in exchange for total net proceeds of approximately $101.5 million. Subsequent to quarter-end, on July 20, 2023, we physically settled 6,000,000 shares under the January 2023 Forward Sale Agreements at a forward sale price of $31.71 per share in exchange for total net proceeds of approximately $190.3 million. Following such settlement, 21,102,500 shares of common stock remain available for settlement under the January 2023 Forward Sale Agreements.
•Settlement of ATM Forward Sale Agreements and November 2022 Forward Sale Agreements. In January 2023, we physically settled certain outstanding ATM Program forward sale agreements and all of the November 2022 Forward Sale Agreements in exchange for total net proceeds of approximately $1,272.3 million, which were used to pay for a portion of the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition. See Note 11 - Stockholders Equity for additional information.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Revenues
Income from sales-type leases	$495,355	$375,169	$120,186	$973,749	$701,904	$271,845
Income from lease financing receivables, loans and securities	373,132	261,721	111,411	744,201	334,599	409,602
Other income	18,525	15,563	2,962	36,864	23,949	12,915
Golf revenues	11,146	10,170	976	20,991	18,796	2,195
Total revenues	898,158	662,623	235,535	1,775,805	1,079,248	696,557

Operating expenses
General and administrative	14,920	11,782	3,138	29,925	21,248	8,677
Depreciation	887	779	108	1,701	1,555	146
Other expenses	18,525	15,563	2,962	36,864	23,949	12,915
Golf expenses	6,590	5,859	731	12,542	11,144	1,398
Change in allowance for credit losses	(41,355)	551,876	(593,231)	70,122	632,696	(562,574)
Transaction and acquisition expenses	777	16,664	(15,887)	(181)	17,419	(17,600)
Total operating expenses	344	602,523	(602,179)	150,973	708,011	(557,038)

Income from unconsolidated affiliate	—	15,134	(15,134)	1,280	15,134	(13,854)
Interest expense	(203,594)	(133,128)	(70,466)	(407,954)	(201,270)	(206,684)
Interest income	5,806	780	5,026	8,853	873	7,980
Other gains (losses)	3,454	—	3,454	5,417	—	5,417
Income (loss) before income taxes	703,480	(57,114)	760,594	1,232,428	185,974	1,046,454
Income tax expense	(1,899)	(1,027)	(872)	(2,986)	(1,427)	(1,559)
Net income (loss)	701,581	(58,141)	759,722	1,229,442	184,547	1,044,895
Less: Net (income) loss attributable to non-controlling interests	(10,879)	435	(11,314)	(20,000)	(1,870)	(18,130)
Net income (loss) attributable to common stockholders	$690,702	$(57,706)	$748,408	$1,209,442	$182,677	$1,026,765

Revenue
For the three and six months ended June 30, 2023 and 2022, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Leasing revenue	$851,840	$626,514	$225,326	$1,685,073	$1,016,268	$668,805
Income from loans and securities	16,647	10,376	6,271	32,877	20,235	12,642
Other income	18,525	15,563	2,962	36,864	23,949	12,915
Golf revenues	11,146	10,170	976	20,991	18,796	2,195
Total revenues	$898,158	$662,623	$235,535	$1,775,805	$1,079,248	$696,557
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Income from sales-type leases	$495,355	$375,169	$120,186	$973,749	$701,904	$271,845
Income from lease financing receivables (1)	356,485	251,345	105,140	711,324	314,364	396,960
Total leasing revenue	851,840	626,514	225,326	1,685,073	1,016,268	668,805
Non-cash adjustment (2)	(129,543)	(86,408)	(43,135)	(252,383)	(121,961)	(130,422)
Total contractual leasing revenue	$722,297	$540,106	$182,191	$1,432,690	$894,307	$538,383
____________________
(1) Represents the MGM Master Lease, Harrah’s Call Properties (as defined in Note 2 - Summary of Significant Accounting Policies), the JACK Master Lease, the Foundation Master Lease, the Mirage Lease, the PURE Master Lease and the Gold Strike Lease. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $225.3 million and $668.8 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. Total contractual leasing revenue increased $182.2 million and $538.4 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. The increases were primarily driven by the addition to our portfolio of the Venetian Lease in February 2022, MGM Master Lease in April 2022, Foundation Master Lease in December 2022 and PURE Master Lease and MGM Grand/Mandalay Bay Lease in January 2023, as well as the annual rent escalators from certain of our other Lease Agreements.
Income From Loans and Securities
Income from loans and securities increased $6.3 million and $12.6 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. The increases were driven by the origination and subsequent funding, as applicable, of our senior secured and mezzanine loans and securities and the related interest income from the increased principal balance outstanding.
Other Income
Other income increased $3.0 million and $12.9 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. The increases were driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition in February 2022 and MGP Transactions in April 2022. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.

Operating Expenses
For the three and six months ended June 30, 2023 and 2022, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
General and administrative	$14,920	$11,782	$3,138	$29,925	$21,248	$8,677
Depreciation	887	779	108	1,701	1,555	146
Other expenses	18,525	15,563	2,962	36,864	23,949	12,915
Golf expenses	6,590	5,859	731	12,542	11,144	1,398
Change in allowance for credit losses	(41,355)	551,876	(593,231)	70,122	632,696	(562,574)
Transaction and acquisition expenses	777	16,664	(15,887)	(181)	17,419	(17,600)
Total operating expenses	$344	$602,523	$(602,179)	$150,973	$708,011	$(557,038)
General and Administrative Expenses
General and administrative expenses increased $3.1 million and $8.7 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees and additional expenses related to the growth of our business in 2023.
Other Expenses
Other expenses increased $3.0 million and $12.9 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the Venetian Acquisition and MGP Transactions. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Change in Allowance for Credit Losses
During the three months ended June 30, 2023, we recognized a $41.4 million decrease in our allowance for credit losses, primarily driven by a decrease in Short-Term PD due to a decrease in asset volatility and increase in equity value for certain of our tenants’ guarantors, partially offset by changes in the macroeconomic forecast used to scenario condition our reasonable and supportable period, R&S Period, probability of default, or PD.
During the six months ended June 30, 2023, we recognized a $70.1 million increase in our allowance for credit losses, primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable, and (c) the purchase of the Hard Rock Ottawa Notes, and (ii) an increase in the Long-Term Period PD, as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by (i) a decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance, and (ii) changes in the macroeconomic forecast used to scenario condition our R&S Period PD.
During the three and six months ended June 30, 2022, we recognized a $551.9 million and $632.7 million increase, respectively, in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such periods in the amount of $439.7 million and $515.7 million, respectively, representing 79.9% and 81.5% of the total allowance for three and six months ended June 30, 2022, respectively. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable, and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions and are required to present gross, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under our Partner Property Growth Fund with Venetian Tenant and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition and are required to present gross, and (iii) the future funding commitments related to certain development loans executed during the six months ended June 30, 2022. Additional increases were attributable to the increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the first and second quarters of 2022. This was partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term PD default study we utilize to estimate our CECL allowance.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $15.9 million and $17.6 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the three and six months ended June 30, 2023 and 2022, our non-operating income and expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Income from unconsolidated affiliate	$—	$15,134	$(15,134)	$1,280	$15,134	$(13,854)
Interest expense	(203,594)	(133,128)	(70,466)	(407,954)	(201,270)	(206,684)
Interest income	5,806	780	5,026	8,853	873	7,980
Other gains (losses)	3,454	—	3,454	5,417	—	5,417
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the six months ended June 30, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV, and subsequently, such income is included in Income from sales-type lease on our Statement of Operations and, accordingly, no Income from unconsolidated affiliate was recognized for the three months ended June 30, 2023.
Income from unconsolidated affiliate during the three and six months ended June 30, 2022, represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV beginning in April 2022 in connection with and upon the closing of the MGP Transactions.
Interest Expense
Interest expense increased $70.5 million and $206.7 million during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, respectively. The increases during the three and six months ended June 30, 2023 were primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes, (iii) assumption of the MGP OP Notes, (iv) C$140.0 million draw on the Revolving Credit Facility to finance the PURE Canadian Gaming Transaction, and (v) assumption of $3.0 billion aggregate principal of CMBS debt in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $12.3 billion in notional amount of debt at a weighted average interest rate of 4.52% and 4.59% during the three and six months ended June 30, 2023, respectively, net of the impact of the forward-starting interest rate swaps and treasury locks. The increases were partially offset by certain interest expense recorded during the three and six months ended June 30, 2022 with no corresponding expense during the three and six months ended June 30, 2023 and include (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility and (ii) additional interest on the $600.0 million draw on the Revolving Credit Facility in February 2022 (which was repaid in full on April 29, 2022).
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, decreased to 4.32% from 4.38% for the three months ended June 30, 2023 compared to three months ended June 30, 2022, respectively, as a result of the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt. The weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.33% from 4.25%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, respectively, as a result of a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such earlier periods, partially offset by the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt.
Interest Income
Interest income increased $5.0 million and $8.0 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively. The increase was primarily driven by a significant increase in the interest rates and income earned on our excess cash, coupled with an overall increase in our cash on hand throughout the current period as compared to the prior period.
Other Gains (Losses)
During the three and six months ended June 30, 2023, we recognized $3.5 million and $5.4 million of Other gains (losses), respectively, which primarily relate to the sale of excess land in April 2023 and foreign currency remeasurement adjustments associated with our investment in Canada. In connection with the PURE Canadian Gaming Transaction, we entered into intercompany debt and drew C$140.0 on the Revolving Credit Facility, both of which are denominated in CAD and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations. There is no comparable amount during the three and six months ended June 30, 2022, as we did not have any foreign investments or sales of land during such time.

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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$690,702	$(57,706)	$1,209,442	$182,677
Real estate depreciation	—	—	—	—
Joint venture depreciation and non-controlling interest adjustments	—	7,310	1,426	7,310
FFO attributable to common stockholders	690,702	(50,396)	1,210,868	189,987
Non-cash leasing and financing adjustments	(129,510)	(86,405)	(252,344)	(121,969)
Non-cash change in allowance for credit losses	(41,355)	551,876	70,122	632,696
Non-cash stock-based compensation	4,031	3,236	7,498	5,866
Transaction and acquisition expenses	777	16,664	(181)	17,419
Amortization of debt issuance costs and original issue discount	16,680	11,991	36,362	27,968
Other depreciation	826	749	1,609	1,495
Capital expenditures	(330)	(202)	(1,318)	(656)
(Gain) loss on extinguishment of debt and interest rate swap settlements	—	(5,405)	—	(5,405)
Other (gains) losses (1)	(3,454)	—	(5,417)	—
Joint venture non-cash adjustments and non-controlling interest adjustments	2,040	(12,058)	1,813	(11,856)
AFFO attributable to common stockholders	540,407	430,050	1,069,012	735,545
Interest expense, net	181,108	125,762	362,739	177,834
Income tax expense	1,899	1,027	2,986	1,427
Joint venture interest expense and non-controlling interest adjustments	—	7,651	(1,021)	7,651
Adjusted EBITDA attributable to common stockholders	$723,414	$564,490	$1,433,716	$922,457

Net (loss) income per common share
Basic	$0.69	$(0.06)	$1.20	$0.23
Diluted	$0.69	$(0.06)	$1.20	$0.23
FFO per common share
Basic	$0.69	$(0.06)	$1.21	$0.24
Diluted	$0.69	$(0.06)	$1.20	$0.24
Weighted average number of shares of common stock outstanding - Net Income and FFO (2)
Basic	1,006,893,810	896,545,880	1,004,189,744	791,029,664
Diluted	1,007,968,422	896,545,880	1,005,879,395	793,224,837

AFFO per common share
Basic	$0.54	$0.48	$1.06	$0.93
Diluted	$0.54	$0.48	$1.06	$0.93
Weighted average number of shares of common stock outstanding - AFFO (2)
Basic	1,006,893,810	896,545,880	1,004,189,744	791,029,664
Diluted	1,007,968,422	897,362,588	1,005,879,395	793,224,837
____________________
(1)Represents non-cash foreign currency remeasurement adjustments and gain on sale of land.
(2)For the three months ended June 30, 2022, the diluted weighted average number of shares of common stock outstanding in relation to AFFO is adjusted to include the dilutive effect, using the treasury stock method, of the assumed conversion of our restricted stock in the amount of 816,708 shares. For the three months ended June 30, 2022, such amounts have been excluded from the diluted weighted average number of shares of common stock in relation to net (loss) income and FFO as these were in loss positions and the effect of inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2023, our available cash balances, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	June 30, 2023
Cash and cash equivalents	$738,793
Capacity under Revolving Credit Facility (1)	2,394,272
Proceeds available from settlement of Forward Sale Agreements (2)	867,883
Total	$4,000,948
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 27,102,500 shares under the January 2023 Forward Sale Agreement and 327,306 under the June 2023 ATM Forward Sale Agreement at the forward sale price per share of $31.64 and $31.69, respectively, each as calculated as of June 30, 2023.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2023, we have $17.1 billion of debt obligations outstanding. We have $1.1 billion of debt that matures on May 1, 2024. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.

Pursuant to our Lease Agreements, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of June 30, 2023. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2023 (remaining)	2024	2025	2026	2027 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,050,000	$2,050,000	$1,750,000	$9,100,000
MGM Grand/Mandalay Bay JV CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	105,728	—	—	—	105,728	—
Scheduled interest payments (1)	5,181,216	386,384	738,557	670,931	620,687	2,764,657
Total debt contractual obligations	22,236,944	386,384	1,788,557	2,720,931	2,476,415	14,864,657

Leases and contracts
Future funding commitments – loan investments and Partner Property Growth Fund (2)	865,414	363,834	446,272	46,808	—	8,500
Golf course operating lease and contractual commitments	43,156	1,036	2,112	2,153	2,197	35,658
Corporate office leases	6,396	460	857	899	929	3,251
Total leases and contract obligations	914,966	365,330	449,241	49,860	3,126	47,409

Total contractual commitments	$23,151,910	$751,714	$2,237,798	$2,770,791	$2,479,541	$14,912,066
____________________
(1) Estimated interest payments on variable interest loans are based on the CDOR rate as of June 30, 2023.
(2) The allocation of our future funding commitments is based on a construction draw schedule, commitment funding date, expiration date or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of June 30, 2023, we had $1.0 billion of additional potential future funding commitments under our Partner Property Growth Fund agreements, the use of which are at the discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,052,411	$951,134	$101,277
Used in investing activities	(1,210,762)	(8,642,356)	7,431,594
Provided by financing activities	688,019	7,565,609	(6,877,590)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	192	—	192
Net increase (decrease) in cash, cash equivalents and restricted cash	529,860	(125,613)	655,473
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614	(530,681)
Cash, cash equivalents and restricted cash, end of period	$738,793	$614,001	$124,792
Cash Flows from Operating Activities
Net cash provided by operating activities increased $101.3 million for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease, Foundation Master Lease, MGM Grand/Mandalay Bay Lease, and PURE Master Lease to our real estate portfolio, the annual rent escalators on our Caesars Leases and certain of our other Lease Agreements and an increase in loan income as a result of an increase in the principal balance of our loan and securities portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $7,431.6 million for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.
During the six months ended June 30, 2023, the primary sources and uses of cash from investing activities included:
•Net payments of $1,266.9 million, including acquisition costs, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition;
•Principal repayment of the Forum Convention Center Mortgage Loan of $400.0 million;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $347.5 million;
•Maturities of short-term investments of $217.3 million;
•Payments for the PURE Canadian Gaming Transaction for a total cost of $203.3 million, including acquisition costs;
•Payments to fund Partner Property Growth Fund investments in the amount of $15.0 million;
•Proceeds from the sale of land of $6.3 million;
•Acquisition of property and equipment costs of $1.3 million; and
•Capitalized transaction costs of $0.5 million.
During the six months ended June 30, 2022, the primary sources and uses of cash from investing activities include:
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
•Payments to fund portions of certain development loans in the amount of $47.4 million; and
•Capitalized transaction costs of $7.1 million.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased $6,877.6 million for the six months ended June 30, 2023, compared with the six months ended June 30, 2022.
During the six months ended June 30, 2023, the primary sources and uses of cash in financing activities included:
•Net proceeds of $1,373.7 million from the issuance of an aggregate 43,792,592 shares of our common stock pursuant to the full physical settlement of the November 2022 Forward Sale Agreements, June 2022 ATM Forward Sale Agreement, August 2022 ATM Forward Sale Agreement, December 2022 ATM Forward Sale Agreement, and January 2023 Forward Sale Agreement;
•Dividend payments of $778.9 million;
•Draw of $352.7 million on our Revolving Credit Facility;
•Repayment of $250.0 million on our Revolving Credit Facility;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.0 million; and
•Distributions of $4.6 million to non-controlling interests.
During the six months ended June 30, 2022, the primary sources and uses of cash from financing activities included:
•Net proceeds of $3,219.1 million from the issuance of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Gross proceeds of $5,000.0 million from the April 2022 Notes offering;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Dividend payments of $497.2 million;
•Debt issuance costs of $146.0 million;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.1 million; and
•Distributions of $4.2 million to non-controlling interest.
Debt
For a summary of our debt obligations as of June 30, 2023, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2023, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2023 and 2022 were as follows:

Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 - June 30, 2023	$0.3900

Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2021 - June 30, 2022	$0.3600
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2023.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of June 30, 2023, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.4% has fixed rate interest and 0.6% has a variable interest rate, representing the US$105.7 million (denominated in CAD) outstanding under our Revolving Credit Facility.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those factors for the six months ended June 30, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended June 30, 2023, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2023 through April 30, 2023	—	$—	—	—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023 (1)	11,698	30.93	—	—
Total	11,698	$30.93	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended June 30, 2023, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Twelfth Amendment to Regional Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto		10-Q	10.1	5/1/2023

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 26, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 26, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 26, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 26, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 26, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 26, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)