Form 10-Q
period 2023-09-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2023-10-25
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
As of October 23, 2023, VICI Properties Inc. had 1,034,532,105 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2023 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC (the “General Partner”), the sole general partner of VICI LP. As of September 30, 2023, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by MGM Resorts International or its affiliates.
The following diagram details VICI’s organizational structure as of September 30, 2023.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of September 30, 2023, the primary areas of difference between the unaudited Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,889,984	$17,172,325
Investments in leases - financing receivables, net	17,337,665	16,740,770
Investments in loans and securities, net	973,217	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	510,884	208,933
Short-term investments	—	217,342
Other assets	969,672	936,328
Total assets	$42,832,149	$37,575,826

Liabilities
Debt, net	$16,692,728	$13,739,675
Accrued expenses and deferred revenue	222,430	213,388
Dividends and distributions payable	426,861	380,178
Other liabilities	954,448	952,472
Total liabilities	18,296,467	15,285,713

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,016,827,883 and 963,096,563 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10,168	9,631
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	23,316,140	21,645,499
Accumulated other comprehensive income	186,241	185,353
Retained earnings	652,402	93,154
Total VICI stockholders’ equity	24,164,951	21,933,637
Non-controlling interests	370,731	356,476
Total stockholders’ equity	24,535,682	22,290,113
Total liabilities and stockholders’ equity	$42,832,149	$37,575,826
_______________________________________________________
Note: As of September 30, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $755.4 million, $707.0 million, $22.8 million and $19.3 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Income from sales-type leases	$500,212	$376,048	$1,473,961	$1,077,952
Income from lease financing receivables, loans and securities	378,502	350,945	1,122,703	685,544
Other income	18,179	17,862	55,043	41,811
Golf revenues	7,425	6,688	28,416	25,484
Total revenues	904,318	751,543	2,680,123	1,830,791

Operating expenses
General and administrative	14,422	12,063	44,347	33,311
Depreciation	1,011	816	2,712	2,371
Other expenses	18,179	17,862	55,043	41,811
Golf expenses	6,332	5,186	18,874	16,330
Change in allowance for credit losses	95,997	232,763	166,119	865,459
Transaction and acquisition expenses	3,566	1,947	3,385	19,366
Total operating expenses	139,507	270,637	290,480	978,648

Income from unconsolidated affiliate	—	22,719	1,280	37,853
Interest expense	(204,927)	(169,354)	(612,881)	(370,624)
Interest income	7,341	3,024	16,194	3,897
Other (losses) gains	(1,122)	—	4,295	—
Income before income taxes	566,103	337,295	1,798,531	523,269
Income tax expense	(644)	(417)	(3,630)	(1,844)
Net income	565,459	336,878	1,794,901	521,425
Less: Net income attributable to non-controlling interests	(9,130)	(5,973)	(29,130)	(7,843)
Net income attributable to common stockholders	$556,329	$330,905	$1,765,771	$513,582

Net income per common share
Basic	$0.55	$0.34	$1.75	$0.61
Diluted	$0.55	$0.34	$1.75	$0.60

Weighted average number of shares of common stock outstanding
Basic	1,012,986,784	962,573,646	1,007,110,068	848,839,357
Diluted	1,013,589,640	964,134,340	1,008,437,452	850,823,037

Other comprehensive income
Net income	$565,459	$336,878	$1,794,901	$521,425
Reclassification of derivative gain to Interest expense	(6,037)	(6,037)	(18,111)	(10,196)
Unrealized gain on cash flow hedges	20,109	—	20,289	200,550
Foreign currency translation adjustments	(1,348)	—	(1,280)	—
Comprehensive income	578,183	330,841	1,795,799	711,779
Comprehensive income attributable to non-controlling interest	(9,283)	(5,897)	(29,140)	(7,715)
Comprehensive income attributable to common stockholders	$568,900	$324,944	$1,766,659	$704,064
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

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
Net income	—	—	—	518,740	518,740	9,121	527,861
Issuance of common stock, net	406	1,271,066	—	—	1,271,472	—	1,271,472
Reallocation of equity	—	(4,936)	—	—	(4,936)	4,936	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(391,640)	(391,640)	(7,048)	(398,688)
Stock-based compensation, net of forfeitures	5	(1,120)	—	—	(1,115)	(14)	(1,129)
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized loss on cash flow hedges	—	—	(7,304)	—	(7,304)	(89)	(7,393)
Foreign currency translation adjustments	—	—	(1,644)	—	(1,644)	(20)	(1,664)
Balance as of March 31, 2023	10,042	22,910,509	170,441	220,254	23,311,246	363,289	23,674,535
Net income	—	—	—	690,702	690,702	10,879	701,581
Issuance of common stock, net	32	101,435	—	—	101,467	—	101,467
Reallocation of equity	—	(651)	—	—	(651)	651	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(392,897)	(392,897)	(7,048)	(399,945)
Stock-based compensation, net of forfeitures	—	3,620	—	—	3,620	49	3,669
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized gain on cash flow hedges	—	—	7,482	—	7,482	91	7,573
Foreign currency translation adjustments	—	—	1,711	—	1,711	21	1,732
Balance as of June 30, 2023	10,074	23,014,913	173,670	518,059	23,716,716	367,859	24,084,575
Net income	—	—	—	556,329	556,329	9,130	565,459
Issuance of common stock, net	94	298,159	—	—	298,253	—	298,253
Reallocation of equity	—	(897)	—	—	(897)	897	—
Dividends and distributions declared ($0.4150 per common share)	—	—	—	(421,986)	(421,986)	(7,354)	(429,340)
Stock-based compensation, net of forfeitures	—	3,965	—	—	3,965	46	4,011
Reclassification of derivative gain to Interest expense	—	—	(5,965)	—	(5,965)	(72)	(6,037)
Unrealized gain on cash flow hedges	—	—	19,870	—	19,870	239	20,109
Foreign currency translation adjustments	—	—	(1,334)	—	(1,334)	(14)	(1,348)
Balance as of September 30, 2023	$10,168	$23,316,140	$186,241	$652,402	$24,164,951	$370,731	$24,535,682
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,794,901	$521,425
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(383,688)	(230,522)
Stock-based compensation	11,517	9,359
Non-cash transaction costs	—	8,816
Depreciation	2,712	2,371
Other (gains) losses	(4,295)	—
Amortization of debt issuance costs and original issue discount	35,415	28,099
Change in allowance for credit losses	166,119	865,459
Income from unconsolidated affiliate	(1,280)	(37,853)
Distributions from unconsolidated affiliate	3,273	40,437
Net proceeds from settlement of derivatives	—	201,433
Change in operating assets and liabilities:
Other assets	134	(4,052)
Accrued expenses and deferred revenue	(14,230)	50,676
Other liabilities	(6,061)	(171)
Net cash provided by operating activities	1,604,517	1,455,477

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,536)
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(231,215)	(4,012,845)
Investments in leases - financing receivables	(365,827)	—
Investments in loans and securities	(702,112)	(87,166)
Principal repayments of loans and receipts of deferred fees	400,250	1,130
Capitalized transaction costs	(759)	(6,801)
Investments in short-term investments	—	(207,722)
Maturities of short-term investments	217,342	—
Proceeds from sale of real estate	6,235	—
Acquisition of property and equipment	(1,894)	(1,158)
Net cash used in investing activities	(1,944,885)	(8,889,098)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Proceeds from offering of common stock, net	1,672,417	3,219,101
Proceeds from April 2022 Notes offering	—	5,000,000
Proceeds from Revolving Credit Facility	408,204	600,000
Repayment of Revolving Credit Facility	(250,000)	(600,000)
Debt issuance costs	—	(146,176)
Repurchase of stock for tax withholding	(4,966)	(6,118)
Distributions to non-controlling interests	(21,450)	(10,711)
Dividends paid	(1,161,764)	(843,706)
Net cash provided by financing activities	642,441	7,212,390

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	301,951	(221,231)
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614
Cash, cash equivalents and restricted cash, end of period	$510,884	$518,383

Supplemental cash flow information:
Cash paid for interest	$563,935	$290,119
Cash paid for income taxes	$4,896	$2,306
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$427,060	$380,377
Debt issuance costs payable	$—	$13
Deferred transaction costs payable	$4,418	$1,479
Non-cash change in Investments in leases - financing receivables	$206,771	$120,709
Obtaining right-of-use assets in exchange for lease liabilities	$22,968	$541,676
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	September 30, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,889,984	$17,172,325
Investments in leases - financing receivables, net	17,337,665	16,740,770
Investments in loans and securities, net	973,217	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	461,024	142,600
Short-term investments	—	217,342
Other assets	890,442	856,605
Total assets	$42,703,059	$37,429,770

Liabilities
Debt, net	$16,692,728	$13,739,675
Accrued expenses and deferred revenue	218,099	206,643
Distributions payable	427,461	380,581
Other liabilities	939,873	937,655
Total liabilities	18,278,161	15,264,554

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,029,059,256 and 975,327,936 operating partnership units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	24,158,382	21,900,511
Accumulated other comprehensive income	186,099	185,201
Total VICI LP’s capital	24,344,481	22,085,712
Non-controlling interest	80,417	79,504
Total capital attributable to partners	24,424,898	22,165,216
Total liabilities and partners’ capital	$42,703,059	$37,429,770
_______________________________________________________
Note: As of September 30, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $755.4 million, $707.0 million, $22.8 million and $19.3 million, respectively, and $570.4 million, $726.7 million, $6.9 million and $19.8 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Income from sales-type leases	$500,212	$376,048	$1,473,961	$1,077,952
Income from lease financing receivables, loans and securities	378,502	350,945	1,122,703	685,544
Other income	18,179	17,862	55,043	41,811
Total revenues	896,893	744,855	2,651,707	1,805,307

Operating expenses
General and administrative	14,422	12,055	44,347	33,303
Depreciation	177	31	270	90
Other expenses	18,179	17,862	55,043	41,811
Change in allowance for credit losses	95,997	232,763	166,119	865,459
Transaction and acquisition expenses	3,566	1,947	3,385	19,366
Total operating expenses	132,341	264,658	269,164	960,029

Income from unconsolidated affiliate	—	22,719	1,280	37,853
Interest expense	(204,927)	(169,354)	(612,881)	(370,624)
Interest income	6,685	2,735	14,399	3,378
Other (losses) gains	(1,122)	—	4,295	—
Income before income taxes	565,188	336,297	1,789,636	515,885
Income tax expense	(417)	(245)	(1,981)	(328)
Net income	564,771	336,052	1,787,655	515,557
Less: Net income attributable to non-controlling interest	(2,421)	(1,781)	(7,747)	(5,973)
Net income attributable to partners	$562,350	$334,271	$1,779,908	$509,584

Net income per Partnership unit
Basic	$0.55	$0.34	$1.75	$0.60
Diluted	$0.55	$0.34	$1.74	$0.59

Weighted average number of Partnership units outstanding
Basic	1,025,218,157	974,805,019	1,019,341,441	855,783,910
Diluted	1,025,821,013	976,365,713	1,020,668,825	857,767,590

Other comprehensive income
Net income attributable to partners	$562,350	$334,271	$1,779,908	$509,584
Reclassification of derivative gain to Interest expense	(6,037)	(6,037)	(18,111)	(10,196)
Unrealized gain on cash flow hedges	20,109	—	20,289	200,550
Foreign currency translation adjustments	(1,348)	—	(1,280)	—
Comprehensive income attributable to partners	$575,074	$328,234	$1,780,806	$699,938
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	238,348	—	2,305	240,653
Contributions from Parent	3,229,165	—	—	3,229,165
Distributions to Parent	(281,990)	—	—	(281,990)
Distributions to non-controlling interest	—	—	(2,103)	(2,103)
Stock-based compensation, net of forfeitures	2,602	—	—	2,602
Unrealized gain on cash flow hedges	—	108,611	—	108,611
Balance as of March 31, 2022	15,198,823	109,495	79,108	15,387,426
Net loss	(63,035)	—	1,887	(61,148)
Contributions from parent	6,949,119	—	—	6,949,119
Distributions to parent	(375,626)	—	—	(375,626)
Distributions to non-controlling interest	—	—	(2,062)	(2,062)
Stock-based compensation, net of forfeitures	3,236	—	—	3,236
Reclassification of derivative gain to Interest expense	—	(4,159)	—	(4,159)
Unrealized gain on cash flow hedges	—	91,939	—	91,939
Balance as of June 30, 2022	21,712,517	197,275	78,933	21,988,725
Net income	334,271	—	1,781	336,052
Contributions from parent	142	—	—	142
Distributions to parent	(381,204)	—	—	(381,204)
Distributions to non-controlling interest	—	—	(2,144)	(2,144)
Stock-based compensation, net of forfeitures	3,493	—	—	3,493
Reclassification of derivative gain to Interest expense		(6,037)		(6,037)
Balance as of September 30, 2022	$21,669,219	$191,238	$78,570	$21,939,027

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
Net income	522,076	—	2,839	524,915
Contributions from Parent	1,303,243	—	—	1,303,243
Distributions to Parent	(408,519)	—	—	(408,519)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	(1,129)	—	—	(1,129)
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized loss on cash flow hedges	—	(7,393)	—	(7,393)
Foreign currency translation adjustments	—	(1,664)	—	(1,664)
Balance as of March 31, 2023	23,316,182	170,107	80,065	23,566,354
Net income	695,482	—	2,487	697,969
Contributions from parent	103,053	—	—	103,053
Distributions to parent	(397,810)	—	—	(397,810)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	3,669	—	—	3,669
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized gain on cash flow hedges	—	7,573	—	7,573
Foreign currency translation adjustments	—	1,732	—	1,732
Balance as of June 30, 2023	23,720,576	173,375	80,274	23,974,225
Net income	562,350	—	2,421	564,771
Contributions from parent	298,718	—	—	298,718
Distributions to parent	(427,273)	—	—	(427,273)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	4,011	—	—	4,011
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized gain on cash flow hedges	—	20,109	—	20,109
Foreign currency translation adjustments	—	(1,348)	—	(1,348)
Balance as of September 30, 2023	$24,158,382	$186,099	$80,417	$24,424,898
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,787,655	$515,557
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(383,688)	(230,522)
Stock-based compensation	11,517	9,272
Depreciation	270	90
Other (gains) losses	(4,295)	—
Amortization of debt issuance costs and original issue discount	35,415	28,099
Change in allowance for credit losses	166,119	865,459
Income from unconsolidated affiliate	(1,280)	(37,853)
Distributions from unconsolidated affiliate	3,273	40,437
Net proceeds from settlement of derivatives	—	201,433
Change in operating assets and liabilities:
Other assets	3,574	(2,182)
Accrued expenses and deferred revenue	(25,655)	46,508
Other liabilities	(5,818)	(331)
Net cash provided by operating activities	1,587,087	1,435,967

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,536)
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—
Investments in leases - sales-type	(231,215)	(4,012,845)
Investments in leases - financing receivables	(365,827)	—
Investments in loans and securities	(702,112)	(87,166)
Principal repayments of loans and receipts of deferred fees	400,250	1,130
Capitalized transaction costs	(759)	(6,801)
Investments in short-term investments	—	(207,722)
Maturities of short-term investments	217,342	—
Proceeds from sale of real estate	6,235	—
Acquisition of property and equipment	(1,894)	(65)
Net cash used in investing activities	(1,944,885)	(8,888,005)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Contributions from Parent	1,696,417	3,219,202
Distributions to Parent	(1,166,477)	(864,902)
Proceeds from April 2022 Notes offering	—	5,000,000
Proceeds from Revolving Credit Facility	408,204	600,000
Repayment of Revolving Credit Facility	(250,000)	(600,000)
Debt issuance costs	—	(146,176)
Repurchase of stock for tax withholding	(4,966)	—
Distributions to non-controlling interest	(6,834)	(6,309)
Net cash provided by financing activities	676,344	7,201,815

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	318,424	(250,223)
Cash, cash equivalents and restricted cash, beginning of period	142,600	705,566
Cash, cash equivalents and restricted cash, end of period	$461,024	$455,343

Supplemental cash flow information:
Cash paid for interest	$563,935	$290,119
Cash paid for income taxes	$1,598	$996
Supplemental non-cash investing and financing activity:
Distributions payable	$427,060	$380,377
Debt issuance costs payable	$—	$13
Deferred transaction costs payable	$4,418	$1,479
Non-cash change in Investments in leases - financing receivables	$206,771	$120,709
Obtaining right-of-use assets in exchange for lease liabilities	$22,968	$541,676
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
“Century Canadian Portfolio” refers to the real estate assets of (i) Century Casino & Hotel Edmonton located in Edmonton, Alberta, (ii) Century Casino St. Albert located in Edmonton, Alberta, (iii) Century Mile Racetrack and Casino located in Edmonton, Alberta and (iv) Century Downs Racetrack and Casino located in Calgary, Alberta.
“Century Casinos” refers to Century Casinos, Inc., a Delaware corporation, and, as the context requires, its subsidiaries.
“Century Master Lease” refers to the lease agreement for the (i) Mountaineer Casino, Racetrack & Resort located in New Cumberland, West Virginia, (ii) Century Casino Caruthersville located in Caruthersville, Missouri, (iii) Century Casino Cape Girardeau located in Cape Girardeau, Missouri, (iv) Rocky Gap Casino Resort located in Flintstone, Maryland and (v) the Century Canadian Portfolio, as amended from time to time.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of September 30, 2023, our geographically diverse real estate portfolio consisted of 54 gaming facilities in the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our properties are leased to, and our tenants are, subsidiaries of, or entities managed by, Apollo, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, with Caesars and MGM being our largest tenants. VICI also owns four championship golf courses which are managed by CDN Golf Management Inc., and are located near certain of our properties. Subsequent to quarter-end, we also acquired the land and real estate assets of 38 bowling entertainment centers across the United States from Bowlero Corp. (“Bowlero”) in a sale leaseback transaction and entered into a long-term triple-net master lease with Bowlero with respect to such assets.
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of September 30, 2023, VICI’s non-controlling interests represent an approximate 1.2% third-party ownership of VICI OP in the form of VICI OP Units and a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related Joliet Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interest is that of third-party ownership of Harrah’s Joliet LandCo LLC.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Any investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $217.3 million of short-term investments as of December 31, 2022. We did not have any short-term investments as of September 30, 2023.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have determined that the land and building components of all of the Caesars Leases (excluding the Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City component (the “Harrah’s Call Properties”) of the Caesars Regional Master Lease), Century Master Lease (excluding the Century Canadian Portfolio component), Hard Rock Cincinnati Lease, MGM Grand/Mandalay Bay Lease, PENN Entertainment Leases, Southern Indiana Lease and Venetian Lease meet the definition of a sales-type lease under ASC 842.
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
We determined that the land and building components of the Foundation Master Lease, Harrah’s Call Properties components of the Caesars Regional Master Lease, Gold Strike Lease, JACK Master Lease, MGM Master Lease, Mirage Lease, PURE Master Lease and the Century Canadian Portfolio component of the Century Master Lease meet the definition of a sales-type lease and, since we purchased and leased the assets back to the sellers under sale leaseback transactions, control is not considered to have transferred to us under GAAP. Accordingly, such leases are accounted for as Investments in leases - financing receivables on our Balance Sheet, net of allowance for credit losses, in accordance with ASC 310.
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
Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2023 and 2022.
Refer to Note 5 - Allowance for Credit Losses for further information.
Foreign Currency Translation and Remeasurement
Our investments in the PURE Portfolio and Century Canadian Portfolio (as defined in Note 3 - Real Estate Transactions) are denominated in Canadian Dollars (“CAD” or “C$”), and accordingly, we translate the financial statements of the subsidiaries that own the PURE Portfolio and Century Canadian Portfolio into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheet and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is denominated CAD, which is not our and our consolidated subsidiaries functional currency of USD. When the debt and related operating receivables and/or payables are remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Other (losses) gains, net in the Statement of Operations.
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
Concentrations of Credit Risk
Caesars and MGM are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from the Caesars Leases represented 37% of our lease revenues for each of the three and nine months ended September 30, 2023 and 39% and 49% of our lease revenues for the three and nine months ended September 30, 2022, respectively. Revenue from the MGM Leases represented 39% of our lease revenues for each of the three and nine months ended September 30, 2023 and 43% and 30% of our lease revenues for the three and nine months ended September 30, 2022, respectively. Additionally, our properties on the Las Vegas Strip generated approximately

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
49% of our lease revenues for each of the three and nine months ended September 30, 2023, and 47% and 45% of our lease revenues for the three and nine months ended September 30, 2022, respectively. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Note 3 — Real Estate Transactions
2023 Activity
Property Acquisitions
Bowlero Transaction
Subsequent to quarter-end, on October 19, 2023, we entered the family entertainment sector by acquiring the real estate assets of 38 bowling entertainment centers (the “Bowlero Portfolio”) from Bowlero in a sale-leaseback transaction for an aggregate purchase price of $432.9 million (the “Bowlero Transaction”). We financed the Bowlero Transaction through a combination of units in a newly formed VICI subsidiary issued to Bowlero, cash on hand, and a portion of proceeds from the settlement of the remaining shares under the January 2023 Forward Sale Agreements (as defined in Note 11 - Stockholders’ Equity). Simultaneous with the closing of the Bowlero Transaction, we entered into a triple-net master lease agreement with Bowlero (the “Bowlero Master Lease”). The Bowlero Master Lease has an initial total annual rent of $31.6 million and an initial term of 25 years, with six 5-year tenant renewal options. Rent under the Bowlero Master Lease will escalate at the greater of 2.0% or CPI (subject to a 2.5% ceiling). The tenant’s obligations under the lease are guaranteed by Bowlero. Additionally, the Bowlero Master Lease contains a right of first offer provision under which, for a term of eight years, we have the right to acquire the real estate assets of any current or future Bowlero properties in the event that Bowlero elects to enter into a sale-leaseback transaction.
Century Canadian Portfolio Transaction
On September 6, 2023, we closed on the previously announced acquisition of the Century Canadian Portfolio from Century Casinos for an aggregate purchase price of C$221.7 million (approximately US$162.5 million based on the exchange rate at the time of the acquisition) (the “Century Canadian Portfolio Transaction”). We financed the Century Canadian Portfolio Transaction with a combination of cash on hand, proceeds from the partial settlement of forward equity sale agreements and a C$75.0 million (approximately US$55.0 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility. Simultaneous with the closing of the transaction, the Century Canadian Portfolio was added to the Century Master Lease and annual rent increased by C$17.3 million (approximately US$12.7 million based on the exchange rate at the time of the acquisition). Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term, with three 5-year tenant renewal options. Century Casinos previously exercised one 5-year tenant renewal option. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
We determined that the Century Canadian Portfolio component of the Century Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Century Master Lease. Accordingly, we determined that the Century Canadian Portfolio Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the Century Canadian Portfolio under the Century Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the Century Canadian Portfolio under the Century Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $16.9 million.
Rocky Gap Casino Transaction
On July 25, 2023, we closed on the previously announced acquisition of the leasehold interest in the land and buildings associated with Rocky Gap Casino Resort, located in Flintstone, Maryland (“Rocky Gap Casino”) with Century Casinos, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million (the “Rocky Gap Casino Transaction”). Pursuant to the transaction agreements, we acquired the leasehold interest in the land and buildings associated with the Rocky Gap Casino for approximately $203.9 million and Century Casinos acquired the operating assets of the property for approximately

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
$56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease was amended to include Rocky Gap Casino, and annual rent under the Century Master Lease increased by $15.5 million. Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term remaining. Century Casinos previously exercised one 5-year tenant renewal option and three additional 5-year tenant renewal options are remaining. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
We determined that the Rocky Gap Casino component of the Century Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Century Maser Lease. We determined that the Rocky Gap Casino Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of Rocky Gap Casino under the Century Master Lease meet the definition of a sales-type lease and accordingly is accounted for as Investments in leases – sales-type on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $15.0 million.
MGM Grand/Mandalay Bay JV Interest Acquisition
On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from Blackstone Real Estate Income Trust, Inc. (“BREIT”) for cash consideration of $1,261.9 million (the “MGM Grand/Mandalay Bay JV Interest Acquisition”). We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or the Consumer Price Index (“CPI”) (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment under the voting interest model within Investment in unconsolidated affiliate on our Balance Sheets.
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
Under ASC 805-50, we allocated the net assets acquired by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the consolidation of the MGM Grand/Mandalay Bay JV:

(In thousands)	Amount
Investments in leases – sales-type	$5,494,351
Cash and cash equivalents (1)	9,607
Debt, net (2)	(2,747,877)
Accrued expenses and deferred revenue (1)	(20,787)
Total net assets acquired	$2,735,294
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
Concurrent with the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition and consolidation of the MGM Grand/Mandalay Bay Lease, we assessed the lease classification of the MGM Grand/Mandalay Bay Lease and determined that it met the definition of a sales-type lease. Accordingly, the relative fair value of the MGM Grand/Mandalay Bay Lease of $5.5 billion was recorded as an Investment in leases – sales-type on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $210.0 million.
PURE Canadian Gaming Transaction
On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price in cash of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and a C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and the Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming. We determined that the PURE Canadian Gaming Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the PURE Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the PURE Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheet, net of an initial allowance for estimated credit losses in the amount of $19.6 million.
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
Loan, Security and Preferred Equity Investments
Canyon Ranch Transactions
On August 22, 2023, we closed on the previously announced $140.1 million mortgage loan to a subsidiary of Canyon Ranch, a leading provider of holistic, integrative health and wellness guest experiences (“Canyon Ranch”), secured by Canyon Ranch Tucson, located in Tucson, Arizona (“Canyon Ranch Tucson”), and Canyon Ranch Lenox, located in Lenox, Massachusetts (“Canyon Ranch Lenox”). Proceeds of the loan were used by Canyon Ranch to refinance its existing CMBS debt secured by Canyon Ranch Tucson and Canyon Ranch Lenox. The loan has an initial term of two years with three one-year extensions, exercisable at Canyon Ranch’s option, subject to satisfying certain customary extension conditions.
On July 26, 2023, we committed up to $150.0 million in a preferred equity investment into the controlling entity of Canyon Ranch. The preferred equity has a term of 10 years and may be redeemed by Canyon Ranch at any time, subject to a redemption premium in the first three years. In connection with this investment, we entered into (i) a call right agreement whereby we will have the option to call the real estate assets of each of Canyon Ranch Tucson and Canyon Ranch Lenox subject to certain

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
conditions, and (ii) a right of first financing agreement pursuant to which we will have the right, but not the obligation, to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and redevelopment of future wellness resorts. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple net master lease with the Company. We assessed the Canyon Ranch preferred equity investment and determined that such investment is accounted for as a loan, and accordingly, is recorded in Investments in loans and securities on our Balance Sheet.
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
Under ASC 805-50, we allocated the purchase price by major categories of assets acquired and liabilities assumed using relative fair value. The following is a summary of the allocated relative fair values of the assets acquired and liabilities assumed in the MGP Transactions valued as of April 29, 2022:

(In thousands)	Amount
Investments in leases – financing receivables (1) (2)	$14,245,868
Investment in unconsolidated affiliate (2) (3)	1,465,814
Cash and cash equivalents (4)	25,387
Other assets (4)	338,212
Debt, net (5)	(4,106,082)
Accrued expenses and deferred revenue (4)	(79,482)
Other liabilities (4)	(332,727)
Total net assets acquired	$11,556,990
____________________
(1) We valued the real estate portfolio at relative fair value using rent multiples taking into consideration a variety of factors, including (i) asset quality and location, (ii) property and lease-level operating performance and (iii) supply and demand dynamics of each property’s respective market. The multiples used ranged from 15.0x – 18.5x with a weighted average rent multiple of 16.7x, as determined using relative fair value.
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
Note 4 — Real Estate Portfolio
As of September 30, 2023, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants, Apollo, Caesars, Century Casinos, EBCI, Hard Rock, MGM and PENN Entertainment under ten separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 28 casino assets leased on a triple-net basis to our tenants, Caesars, CNB, Century Casinos, Foundation Gaming, Hard Rock, JACK Entertainment, MGM and PURE Canadian Gaming under eight separate lease agreements;
•Investments in loans and securities, representing our investments in twelve senior secured and mezzanine loans, preferred equity and the Hard Rock Ottawa Notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Investments in leases – sales-type, net (1)	$22,889,984	$17,172,325
Investments in leases – financing receivables, net (1)	17,337,665	16,740,770
Total investments in leases, net	40,227,649	33,913,095
Investments in loans and securities, net	973,217	685,793
Investment in unconsolidated affiliate (2)	—	1,460,775
Land	150,727	153,560
Total real estate portfolio	$41,351,593	$36,213,223
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective Lease Agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of September 30, 2023 and December 31, 2022, the estimated residual values of the leased properties under our Lease Agreements were $15.7 billion and $11.5 billion, respectively.
(2) Represents our 50.1% investment in the MGM Grand/Mandalay Bay JV prior to the MGM Grand/Mandalay Bay JV Interest Acquisition on January 9, 2023, which was accounted for as an equity method investment.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Income from sales-type leases – fixed rent	$478,419	$371,541	$1,410,692	$1,064,463
Income from sales-type leases – contingent rent (1)	21,793	4,506	63,269	13,489
Income from lease financing receivables – fixed rent	356,206	339,544	1,062,508	653,908
Income from lease financing receivables – contingent rent (1)	2,511	—	7,532	—
Total lease revenue	858,929	715,591	2,544,001	1,731,860
Non-cash adjustment (2)	(131,351)	(108,556)	(383,735)	(230,516)
Total contractual lease revenue	$727,578	$607,035	$2,160,266	$1,501,344
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments are recognized as earned, both in accordance with ASC 842. As of September 30, 2023, we have recognized contingent rent from our PENN Entertainment Leases in relation to the variable rent portion of the respective leases and from the Caesars Las Vegas Master Lease, Caesars Regional Master Lease, Joliet Lease, Century Master Lease, and Venetian Lease in relation to the CPI portion of the annual escalator.
(2) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
At September 30, 2023, minimum lease payments owed to us for each of the five succeeding years under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2023 (remaining)	$416,216	$290,407	$706,623
2024	1,682,826	1,176,742	2,859,568
2025	1,712,651	1,198,470	2,911,121
2026	1,738,942	1,220,782	2,959,724
2027	1,766,012	1,243,586	3,009,598
2028	1,794,287	1,267,086	3,061,373
Thereafter	77,503,679	87,666,277	165,169,956
Total	$86,614,613	$94,063,350	$180,677,963

Weighted Average Lease Term (2)	38.2 years	49.7 years	43.2 years
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
As of September 30, 2023, we owned 54 properties leased under 16 separate Lease Agreements, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our Lease Agreements are generally long-term in nature with initial terms ranging from 15 to 30 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our Lease Agreements provide for annual base rent escalations, which range from 1% in the earlier years to the greater of 2% or CPI in later years, with certain of our leases providing for a cap with respect to the maximum CPI-based increase. Additionally, certain of our Lease Agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, is subject to adjustment based on the revenues of the underlying asset in specified periods.
The following is a summary of the material lease provisions of our Caesars Leases and MGM Leases, our two most significant tenants:

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/23-4/30/24 (Lease Year 2)	11/1/22 – 10/31/23 (Lease Year 6)	11/1/22 – 10/31/23 (Lease Year 6)	3/1/23 – 2/29/24 (Lease Year 4)
Current annual rent	$744,600	$703,678 (1)	$454,478	$309,873
Annual escalator (2)	Lease years 2-10 – 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-5 – 1.5% Lease years 6-end of term – CPI subject to 2.0% floor	> 2% / change in CPI	Lease years 2-15 – 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $694.6 million.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(3) Variable rent is not subject to the annual escalator.

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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of September 30, 2023 and December 31, 2022:

September 30, 2023
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$76,348	$—	11.0%	7.5 years
Senior Secured Loans (6)	333,793	329,431	582,262	7.1%	5.2 years
Mezzanine Loans and Preferred Equity	579,471	567,438	186,037	9.5%	4.9 years
Total	$998,264	$973,217	$768,299	8.8%	5.2 years

December 31, 2022
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Loans	$495,901	$492,895	$584,049	7.8%	3.2 years
Mezzanine Loans	196,597	192,898	514,882	9.1%	4.3 years
Total	$692,498	$685,793	$1,098,931	8.2%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of September 30, 2023.
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
During the three months ended September 30, 2023, we recognized a $96.0 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowances in relation to (a) the Century Canadian Portfolio Transaction and related classification of the Century Canadian Portfolio component of the Century Master Lease as a lease financing receivable, (b) the Rocky Gap Casino Transaction and related classification of the Rocky Gap Casino component of the Century Master Lease as a sales-type lease, and (c) the origination of the Canyon Ranch preferred equity investment and Canyon Ranch Tucson and Canyon Ranch Lenox mortgage loan, and (ii) an increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of their market performance during the current quarter.
During the nine months ended September 30, 2023, we recognized a $166.1 million increase in our allowance for credit losses primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable, (c) the purchase of the Hard Rock Ottawa Notes and (d) the initial allowances for the three months ended September 30, 2023 as described in the above paragraph, and (ii) an increase in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by an overall decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance during the nine-month period.
During the three months ended September 30, 2022, we recognized a $232.8 million increase in our allowance for credit losses primarily driven by (i) changes in the macroeconomic model used to scenario condition our R&S Period PD due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the current quarter, (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance, and (iv) the initial CECL allowance on the future funding commitments from the origination of the Great Wolf Gulf Coast Texas loan and the Great Wolf South Florida loan.
During the nine months ended September 30, 2022, we recognized a $865.5 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such period in the amount of $523.2 million, representing 60.5% of the total allowance for the nine months ended September 30, 2022. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Partner Property Growth Fund Agreement with the Venetian and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms loan, the Great Wolf South Florida loan and the Great Wolf Gulf Coast Texas Loan. Additional increases were attributable to the increase for the three months ended September 30, 2022 as described above. These increases were partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term Period PD default study we utilize to estimate our CECL allowance.
As of September 30, 2023 and December 31, 2022, and since our formation on October 6, 2017, all of our Lease Agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the allowance for credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$23,645,385	$(755,401)	$22,889,984	3.19%
Investments in leases – financing receivables	18,044,641	(706,976)	17,337,665	3.92%
Investments in loans and securities	996,064	(22,847)	973,217	2.29%
Other assets – sales-type sub-leases	806,178	(19,283)	786,895	2.39%
Totals	$43,492,268	$(1,504,507)	$41,987,761	3.46%

	December 31, 2022
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$17,742,712	$(570,387)	$17,172,325	3.21%
Investments in leases – financing receivables	17,467,477	(726,707)	16,740,770	4.16%
Investments in loans and securities	692,658	(6,865)	685,793	0.99%
Other assets – sales-type sub-leases	784,259	(19,750)	764,509	2.52%
Totals	$36,687,106	$(1,323,709)	$35,363,397	3.61%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our senior secured and mezzanine loans and for unfunded commitments of our Partner Property Growth Fund. As of September 30, 2023 and December 31, 2022, such allowance is $30.1 million and $45.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Beginning Balance December 31,	$1,368,819	$534,326
Initial allowance from current period investments	271,642	523,235
Current period change in credit allowance	(105,865)	342,224
Charge-offs	—	—
Recoveries	—	—
Ending Balance September 30,	$1,534,596	$1,399,785
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2023 and 2022:

	September 30, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,299,350	$32,877,396	$3,227,870	$880,347	$1,293,816	$913,489	$43,492,268

	September 30, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,230,599	$15,624,832	$14,975,981	$874,054	$280,075	$185,790	$36,171,331
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheet, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for our senior secured and mezzanine loans and preferred equity investment using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Sales-type sub-leases, net (1)	$786,895	$764,509
Property and equipment used in operations, net	66,391	67,209
Right of use assets and sub-lease right of use assets	40,052	45,008
Forward-starting interest rate swaps	20,289	—
Debt financing costs	12,147	18,646
Deferred acquisition costs	11,491	12,834
Tenant receivables	10,710	5,498
Interest receivable	8,783	6,911
Other receivables	8,074	6,474
Prepaid expenses	3,685	7,348
Other	1,155	1,891
Total other assets	$969,672	$936,328
_______________________________________________________
(1) As of September 30, 2023 and December 31, 2022, sales-type sub-leases are net of $19.3 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Land and land improvements	$60,380	$60,332
Buildings and improvements	15,698	15,125
Furniture and equipment	10,836	9,563
Total property and equipment used in operations	86,914	85,020
Less: accumulated depreciation	(20,523)	(17,811)
Total property and equipment used in operations, net	$66,391	$67,209

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Depreciation expense	$1,011	$816	$2,712	$2,371
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Finance sub-lease liabilities	$806,178	$784,259
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	40,052	45,039
CECL allowance for unfunded commitments	30,089	45,110
Deferred income taxes	4,279	4,339
Other	250	125
Total other liabilities	$954,448	$952,472

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of September 30, 2023 and December 31, 2022:

($ In thousands)	September 30, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2) (3)	2026	CDOR + 1.05%	158,348	158,348
MGM Grand/Mandalay Bay CMBS Debt (4)	2032	3.558%	3,000,000	2,767,065
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,240,965
2029 Maturity	2029	4.625%	1,000,000	990,131
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	746,778
2027 Maturity	2027	3.750%	750,000	744,343
2030 Maturity	2030	4.125%	1,000,000	989,745
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	497,476
2028 Maturity	2028	4.516% (6)	1,250,000	1,238,965
2030 Maturity	2030	4.541% (6)	1,000,000	988,915
2032 Maturity	2032	3.980% (6)	1,500,000	1,482,327
2052 Maturity	2052	5.625%	750,000	735,730
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,026,378
2025 Maturity	2025	4.625%	799,368	788,424
2026 Maturity	2026	4.500%	480,524	466,546
2027 Maturity	2027	5.750%	729,466	736,832
2028 Maturity	2028	4.500%	349,325	338,417
2029 Maturity	2029	3.875%	727,114	668,311
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,862
2025 Maturity	2025	4.625%	632	620
2026 Maturity	2026	4.500%	19,476	18,729
2027 Maturity	2027	5.750%	20,534	20,523
2028 Maturity	2028	4.500%	675	644
2029 Maturity	2029	3.875%	22,886	20,654
Total Debt		4.349% (7)	$17,108,348	$16,692,728

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2022
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility (2)	2026	SOFR + 1.05%	$—	$—
Delayed Draw Term Loan (8)	2025	SOFR + 1.20%	—	—
November 2019 Notes (5)
2026 Maturity	2026	4.250%	1,250,000	1,238,825
2029 Maturity	2029	4.625%	1,000,000	988,931
February 2020 Notes (5)
2025 Maturity	2025	3.500%	750,000	745,020
2027 Maturity	2027	3.750%	750,000	743,086
2030 Maturity	2030	4.125%	1,000,000	988,626
April 2022 Notes (5)
2025 Maturity	2025	4.375%	500,000	496,314
2028 Maturity	2028	4.516% (6)	1,250,000	1,237,082
2030 Maturity	2030	4.541% (6)	1,000,000	987,618
2032 Maturity	2032	3.980% (6)	1,500,000	1,480,799
2052 Maturity	2052	5.625%	750,000	735,360
Exchange Notes (5)
2024 Maturity	2024	5.625%	1,024,169	1,029,226
2025 Maturity	2025	4.625%	799,368	783,659
2026 Maturity	2026	4.500%	480,524	463,018
2027 Maturity	2027	5.750%	729,466	738,499
2028 Maturity	2028	4.500%	349,325	336,545
2029 Maturity	2029	3.875%	727,114	660,489
MGP OP Notes (5)
2024 Maturity	2024	5.625%	25,831	25,901
2025 Maturity	2025	4.625%	632	615
2026 Maturity	2026	4.500%	19,476	18,542
2027 Maturity	2027	5.750%	20,534	20,520
2028 Maturity	2028	4.500%	675	639
2029 Maturity	2029	3.875%	22,886	20,361
Total Debt		4.496% (7)	$13,950,000	$13,739,675
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Interest on any outstanding balance is payable monthly. Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CDOR, as applicable) with an additional 0.10% adjustment for SOFR loans, as applicable. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, depending on our credit ratings. For the three and nine months ended September 30, 2023, the commitment fee for the Revolving Credit Facility was 0.250%.
(3)On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million to fund a portion of the purchase price of the PURE Canadian Gaming Transaction. On August 31, 2023, we drew on the Revolving Credit Facility in the amount of C$75.0 million to fund a portion of the purchase price of the Century Canadian Portfolio Transaction. The balance above is inclusive of foreign currency remeasurement.
(4)Interest is payable monthly.
(5)Interest is payable semi-annually.
(6)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(7)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of September 30, 2023, which excludes the impact of the forward-starting interest rate swaps and treasury locks, is 4.49%.
(8)The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. On February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.
The following table is a schedule of future minimum principal payments of our debt obligations as of September 30, 2023:

(In thousands)	Future Minimum Principal Payments
2023 (remaining)	$—
2024	1,050,000
2025	2,050,000
2026	1,908,348
2027	1,500,000
2028	1,600,000
Thereafter	9,000,000
Total minimum principal payments	$17,108,348
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
On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Transaction. On August 31, 2023, we drew on the Revolving Credit Facility in the amount of C$75.0 million

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(approximately US$55.0 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the Century Canadian Portfolio Transaction.
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
Bridge Facilities
On March 2, 2021 and August 4, 2021, in connection with the completion of the Venetian Acquisition and MGP Transactions, respectively, VICI PropCo entered into Commitment Letters with certain lenders pursuant to which they provided commitments in an amount up to $4.0 billion and $9.3 billion, respectively, in the aggregate, each consisting of a 364-day first lien secured bridge facility (the “Venetian Acquisition Bridge Facility” and the “MGP Transactions Bridge Facility,” respectively), for the purpose of providing a portion of the financing necessary in connection with the closing of the Venetian Acquisition and MGP Transactions, as applicable. In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. During the nine months ended September 30, 2022, we recognized $16.3 million in such fees, which were recorded in Interest expense in our Statement of Operations. We did not recognize any such fees during the three months ended September 30, 2022 and the three and nine months ended September 30, 2023, since the Venetian Acquisition Bridge Facility and MGP Transactions Bridge Facility were fully terminated on February 23, 2022 and April 29, 2022, respectively, in connection with such closings.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2023, we were in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8 — Derivatives
Forward-Starting Derivatives
From March through September 2023, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $400.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of $400.0 million of senior unsecured notes, including three forward-starting interest rate swap agreements for an aggregate notional amount of $150.0 million during the quarter ended September 30, 2023. Subsequent to quarter-end, we entered into one forward-starting interest rate swap agreement for an additional notional amount of $50.0 million. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2024. The forward-starting interest rate swaps are designated as cash-flow hedges.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2023. As of December 31, 2022, there were no derivative instruments outstanding.

($ In thousands)	September 30, 2023
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	1	3.4565%	$200,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	3.0615%	50,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	3.4520%	50,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	3.9775%	50,000	USD-SOFR-COMPOUND	March 6, 2034
Forward-starting interest rate swap	1	4.1660%	50,000	USD-SOFR-COMPOUND	March 6, 2034
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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Unrealized gain recorded in other comprehensive income	$20,109	$—	$20,289	$200,550
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,037)	(6,037)	(18,111)	(10,196)
Net Investment Hedges
The C$140.0 million and C$75.0 million draws on the Revolving Credit Facility in connection with the PURE Canadian Gaming Transaction and Century Canadian Portfolio Transaction, respectively, reduce the impact of exchange rate variations associated with our investments in such entities, and, accordingly, has been designated as a hedge of the net investment in the PURE Canadian Gaming entities and Century Canadian Portfolio entities, respectively. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and nine months ended September 30, 2023, we recognized $2.9 million and $1.7 million, respectively, in unrealized losses related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$20,289	$—	$20,289	$—

	December 31, 2022
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$217,342	$—	$217,342	$—
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
The estimated fair values of our financial instruments as of September 30, 2023 and December 31, 2022 for which fair value is only disclosed are as follows:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$17,337,665	$17,955,365	$16,740,770	$17,871,771
Investments in loans and securities (2)	973,217	915,899	685,793	675,456
Cash and cash equivalents	510,884	510,884	208,933	208,933
Financial liabilities:
Debt (3)
Revolving Credit Facility	158,348	158,348	—	—
MGM Grand/Mandalay Bay CMBS Debt	2,767,065	2,495,347	—	—
Senior Unsecured Notes	13,767,315	12,825,517	13,739,675	13,020,636
____________________
(1)These investments represent the JACK Master Lease, the Harrah’s Call Properties, the MGM Master Lease, the Foundation Master Lease, the Mirage Lease, the Gold Strike Lease, the PURE Master Lease and the Century Canadian Portfolio component of the Century Master Lease. In relation to the Harrah’s Call Properties, JACK Master Lease, Mirage Lease, Gold Strike Lease and MGM Master Lease, the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Foundation Master Lease, PURE Master Lease and the Century Canadian Portfolio component of the Century Master Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
(2)These investments represent our investments in twelve senior secured and mezzanine loans and one series of senior secured notes. The fair value of investments in loans is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of our senior secured notes was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2023, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Others assets (operating lease and sub-leases)	$40,052	$28,953
Other liabilities (operating lease and sub-lease liabilities)	40,052	28,953
Others assets (sales-type sub-leases, net) (1)	786,895	764,509
Other liabilities (finance sub-lease liabilities)	806,178	784,259
___________________
(1) As of September 30, 2023 and December 31, 2022, sales-type sub-leases are net of $19.3 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating leases
Rent expense(1)	$508	$503	$1,515	$1,504
Contractual rent	483	475	1,438	1,424
Operating sub-leases
Rental income and expense(2)	1,712	1,712	5,137	3,995
Contractual rent	1,650	1,602	4,918	3,720
Finance sub-leases
Rental income and expense(2)	14,490	14,466	43,349	33,392
Contractual rent	15,925	18,925	44,488	37,910
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at September 30, 2023 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2023 (remaining)	$466	$1,667	$14,700
2024	1,347	6,553	61,132
2025	2,025	5,129	61,308
2026	2,772	3,934	61,308
2027	2,792	4,010	61,308
2028	2,814	3,034	61,394
Thereafter	23,515	2,094	2,595,488
Total minimum lease commitments	$35,731	$26,421	$2,916,638
Discounting factor	20,286	1,815	2,110,460
Lease liability	$15,445	$24,606	$806,178

Discount rates (1)	5.3% – 5.5%	2.6% – 2.9%	6.0% – 8.0%

Weighted average remaining lease term	13.2 years	4.9 years	53.5 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholder’s Equity
Stock
Authorized
As of September 30, 2023, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Forward Offerings
On January 12, 2023, we completed a primary forward offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million, subject to forward sale agreements (the “January 2023 Forward Sale Agreements”).
The following table summarizes the terms of the forward sale agreements outstanding as of September 30, 2023:

(In thousands, except share and per share data)	Effective Date (1)	Total Shares Remaining	Public Offering Price Per Share	Aggregate Offering Value	Initial Net Forward Sales Price Per Share	Initial Net Value
January 2023 Forward Sale Agreements (2) (3)	January 18, 2023	17,702,500	$33.00	$584,183	$31.85	$563,186
____________________
(1)The forward sale agreements generally require settlement within twelve months of the trade date, which is January 16, 2024 with respect to the January 2023 Forward Sale Agreements.
(2)As of September 30, 2023, the net forward sales price per share under the January 2023 Forward Sale Agreements was $31.58 and would result in us receiving approximately $559.1 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the January 2023 Forward Sale Agreements, it would result in a cash inflow of $44.0 million, or, if we were to net share settle the shares under the January 2023 Forward Sale Agreements, it would result in us receiving approximately 1.5 million shares.
(3)Subsequent to quarter-end, on October 17, 2023, we physically settled all of the remaining 17,702,500 shares of common stock under the January 2023 Forward Sale Agreements at a forward sale price of $31.65 per share in exchange for total net proceeds of approximately $560.3 million to fund a portion of the purchase price of the Bowlero Transaction and for general corporate purposes.
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
The following table summarizes settlement activity of the outstanding forward sale agreements during the nine months ended September 30, 2023:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Net Forward Sales Price Upon Settlement	Total Net Proceeds
January 2023 Forward Sale Agreements	August 31, 2023	Physical	3,400,000	$31.88	$108,393
January 2023 Forward Sale Agreements	July 20, 2023	Physical	6,000,000	31.71	190,287
January 2023 Forward Sale Agreements	April 4, 2023	Physical	3,200,000	31.71	101,467
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	30.34	575,628
The following table summarizes settlement activity of the outstanding forward sale agreements during the nine months ended September 30, 2022:

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Net Forward Share Price Upon Settlement	Total Net Proceeds
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	$27.81	$1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	26.50	1,828,600

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
The following table summarizes our activity under the ATM Program during the nine months ended September 30, 2023 and 2022, all of which were sold subject to forward sale agreements.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Initial Net Forward Sales Price Per Share	Aggregate Net Value
June 2022 ATM Forward Sale Agreement	11,380,980	$32.28	$367,400	$31.64	$360,000
August 2022 ATM Forward Sale Agreement	3,918,807	34.73	136,082	34.40	134,800
June 2023 ATM Forward Sale Agreement (1)	327,306	32.36	10,600	31.71	10,400
July 2023 ATM Forward Sale Agreement (2)	271,071	32.13	8,709	31.81	8,624
September 2023 ATM Forward Sale Agreement (3)	7,572,281	30.85	233,577	30.26	229,129
____________________
(1)As of September 30, 2023, the net forward sales price per share under the June 2023 ATM Forward Sale Agreement was $31.67 and would result in us receiving approximately $10.4 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the June 2023 ATM Forward Sale Agreements, it would result in a cash inflow of $0.8 million, or, if we were to net share settle the shares under the June 2023 ATM Forward Sale Agreements, it would result in us receiving approximately 28,858 shares.
(2)As of September 30, 2023, the net forward sales price per share under the July 2023 ATM Forward Sale Agreement was $31.71 and would result in us receiving approximately $8.6 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the July 2023 ATM Forward Sale Agreements, it would result in a cash inflow of $0.7 million, or, if we were to net share settle the shares under the July 2023 ATM Forward Sale Agreements, it would result in us receiving approximately 24,300 shares.
(3)As of September 30, 2023, the net forward sales price per share under the September 2023 ATM Forward Sale Agreement was $30.26 and would result in us receiving approximately $229.2 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the September 2023 ATM Forward Sale Agreements, it would result in a cash inflow of $8.8 million, or, if we were to net share settle the shares under the September 2023 ATM Forward Sale Agreements, it would result in us receiving approximately 302,553 shares.

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
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program, all of which were sold subject to the ATM Program forward sale agreements and the previous equity distribution agreement, as applicable, during the nine months ended September 30, 2023. There was no settlement activity of the outstanding forward shares under the ATM Program during the nine months ended September 30, 2022.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Net Forward Share Price Upon Settlement	Total Net Proceeds
December 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	6,317,805	$32.99	$208,402
August 2022 ATM Forward Sale Agreement	January 6, 2023	Physical	3,918,807	33.96	133,073
June 2022 ATM Forward Sale Agreement	January 3, 2023	Physical	11,380,980	31.20	355,168
As of September 30, 2023, we have 8,170,658 forward shares outstanding under the ATM Program.
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2023	2022
Beginning Balance January 1,	963,096,563	628,942,092
Issuance of common stock upon physical settlement of forward sale agreements	53,192,592	119,000,000
Issuance of common stock in connection with the MGP Transactions	—	214,552,532
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	538,728	598,800
Ending Balance September 30,	1,016,827,883	963,093,424
Distributions
Dividends declared (on a per share basis) during the nine months ended September 30, 2023 and 2022 were as follows:

Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 – March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 – June 30, 2023	$0.3900
September 7, 2023	September 21, 2023	October 5, 2023	July 1, 2023 – September 30, 2023	$0.4150

Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 – March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 – June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2022	July 1, 2022 – September 30, 2022	$0.3900

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 12 — Earnings Per Share and Earnings Per Unit
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding. The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 – Stockholder’s Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Determination of shares:
Weighted-average shares of common stock outstanding	1,012,986,784	962,573,646	1,007,110,068	848,839,357
Assumed conversion of restricted stock	602,856	988,518	790,478	795,370
Assumed settlement of forward sale agreements	—	572,176	536,906	1,188,310
Diluted weighted-average shares of common stock outstanding	1,013,589,640	964,134,340	1,008,437,452	850,823,037

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Basic:
Net income attributable to common stockholders	$556,329	$330,905	$1,765,771	$513,582
Weighted-average shares of common stock outstanding	1,012,986,784	962,573,646	1,007,110,068	848,839,357
Net income basic EPS	$0.55	$0.34	$1.75	$0.61

Diluted:
Net income attributable to common stockholders	$556,329	$330,905	$1,765,771	$513,582
Diluted weighted-average shares of common stock outstanding	1,013,589,640	964,134,340	1,008,437,452	850,823,037
Net income diluted EPS	$0.55	$0.34	$1.75	$0.60

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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Determination of units:
Weighted-average units outstanding	1,025,218,157	974,805,019	1,019,341,441	855,783,910
Assumed conversion of VICI restricted stock	602,856	988,518	790,478	795,370
Assumed settlement of VICI forward sale agreements	—	572,176	536,906	1,188,310
Diluted weighted-average units outstanding	1,025,821,013	976,365,713	1,020,668,825	857,767,590

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Basic:
Net income attributable to partners	$562,350	$334,271	$1,779,908	$509,584
Weighted-average units outstanding	1,025,218,157	974,805,019	1,019,341,441	855,783,910
Net income basic EPU	$0.55	$0.34	$1.75	$0.60

Diluted:
Net income attributable to partners	$562,350	$334,271	$1,779,908	$509,584
Weighted-average units outstanding	1,025,821,013	976,365,713	1,020,668,825	857,767,590
Net income diluted EPU	$0.55	$0.34	$1.74	$0.59

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2023, 10.2 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense	$4,019	$3,493	$11,517	$9,359
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2023
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	507,339	$27.47	769,589	$22.88
Granted	208,179	28.46	474,867	28.59
Vested	(210,165)	28.12	(363,267)	19.90
Forfeited	(32,718)	28.44	(115,607)	19.90
Canceled	—	—	—	—
Outstanding at end of period	472,635	$27.55	765,582	$28.28

	Nine Months Ended September 30, 2022
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	300,031	$24.72	588,134	$19.32
Granted	385,291	28.61	488,252	27.03
Vested	(157,785)	25.78	(227,166)	22.68
Forfeited	(13,657)	25.26	(80,586)	22.68
Canceled	—	—	—	—
Outstanding at end of period	513,880	$27.30	768,634	$22.87
As of September 30, 2023, there was $22.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and nine months ended September 30, 2023 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the year ended December 31, 2022. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
OVERVIEW
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. We own 92 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 38 non-gaming experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 125 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks.
Our portfolio also includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
We lease our properties to subsidiaries of, or entities managed by, Apollo, Bowlero, Caesars, Century Casinos, CNB, EBCI, Foundation Gaming, JACK Entertainment, MGM, PENN Entertainment, PURE Canadian Gaming and Seminole Hard Rock, with Caesars and MGM being our largest tenants. We believe we have a mutually beneficial relationship with each of our tenants, all of which are leading owners and operators of gaming, entertainment and leisure properties. Our long-term triple-net Lease Agreements with our tenants provide us with a highly predictable revenue stream with embedded growth potential. We believe our geographic diversification limits the effect of changes in any one market on our overall performance. We are focused on driving long-term total returns through managing experiential asset growth and allocating capital diligently, maintaining a highly productive tenant base, and optimizing our capital structure to support external growth. As a growth focused public real estate investment trust with long-term investments, we expect our relationship with our partners will position us for the acquisition of additional properties across leisure and hospitality over the long-term.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2023.
Impact of Material Trends on Our Business
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, as a result of the current economic environment, including the impact of recent and potential future interest rate increases, inflation and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our Lease Agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2023
Acquisition Activity
•Bowlero Transaction. Subsequent to quarter-end, on October 19, 2023, we entered the family entertainment sector by acquiring the real estate assets of the Bowlero Portfolio from Bowlero in a sale-leaseback transaction for an aggregate purchase price of $432.9 million. The transaction was funded through a combination of units in a newly formed VICI subsidiary issued to Bowlero, cash on hand, and a portion of proceeds from the settlement of the remaining shares under the January 2023 Forward Sale Agreements. Simultaneous with the closing of the Bowlero Transaction, we entered into the Bowlero Master Lease. The Bowlero Master Lease has an initial total annual rent of $31.6 million and an initial term of 25 years, with six 5-year tenant renewal options. Rent under the lease will escalate at the greater of 2.0% or CPI (subject to a 2.5% ceiling). The tenant’s obligations under the Bowlero Master Lease are guaranteed by Bowlero. Additionally, the Bowlero Master Lease contains a right of first offer provisions under which, for a term of eight years, we have the right to acquire the real estate assets of any current or future Bowlero properties in the event that Bowlero elects to enter into a sale-leaseback transaction.
•Century Canadian Portfolio Transaction. On September 6, 2023, we closed on the previously announced acquisition of the leasehold interest in the land and buildings associated with real estate assets of Century Casino & Hotel Edmonton, Century Casino St. Albert and Century Mile Racetrack and Casino, each in Edmonton, Alberta, and Century Downs Racetrack and Casino in Calgary, Alberta, from Century Casinos for an aggregate purchase price of

C$221.7 million (approximately US$162.5 million based on the exchange rate at the time of closing). We financed the Century Canadian Portfolio Transaction with a combination of cash on hand, proceeds from the partial settlement of forward equity sale agreements and a C$75.0 million (approximately US$55.0 million based on the exchange rate at the time of closing) draw under our Revolving Credit Facility. Simultaneous with the closing of the transaction, the Century Canadian Portfolio was added to the Century Master Lease and annual rent increased by C$17.3 million (approximately US$12.7 million based on the exchange rate at the time of closing). Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term, with three 5-year tenant renewal options. Century Casinos previously exercised one 5-year tenant renewal option. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
•Rocky Gap Casino Transaction. On July 25, 2023, we closed on the previously announced acquisition of the Rocky Gap Casino, located in Flintstone, Maryland with Century Casinos, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million. Pursuant to the transaction agreements, we acquired the leasehold interest in the land and buildings associated with the Rocky Gap Casino for approximately $203.9 million and Century Casinos acquired the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease was amended to include the Rocky Gap Casino, and annual rent under the Century Master Lease increased by $15.5 million. Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term remaining. Century Casinos previously exercised one 5-year tenant renewal option and three additional 5-year tenant renewal options are remaining. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos.
•MGM Grand/Mandalay Bay JV Interest Acquisition. On January 9, 2023, we closed on the previously announced MGM Grand/Mandalay Bay JV Interest Acquisition, acquiring the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT for cash consideration of $1,261.9 million. We also assumed the remaining $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The MGM Grand/Mandalay Bay Lease currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or CPI (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment within Investment in unconsolidated affiliate on our Balance Sheet. Simultaneous with closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, as a result of acquiring full ownership of the joint venture, we consolidated the net assets and operations of the MGM Grand/Mandalay Bay JV.
•PURE Canadian Gaming Transaction. On January 6, 2023, we completed the PURE Canadian Gaming Transaction, acquiring the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada, from PURE Canadian Gaming for an aggregate purchase price in cash of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and drawing down C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into the PURE Master Lease. The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by the parent entity of PURE Canadian Gaming.

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
Loan, Security and Preferred Equity Investment Activity
•Canyon Ranch Transactions. On August 22, 2023, we closed on the previously announced $140.1 million mortgage loan to a subsidiary of Canyon Ranch secured by Canyon Ranch Tucson and Canyon Ranch Lenox. Proceeds of the loan were to refinance Canyon Ranch’s existing CMBS debt secured by these two assets. The loan has an initial term of two years with three one-year extensions, exercisable at Canyon Ranch’s option, subject to satisfying certain customary extension conditions.
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
Financing and Capital Markets Activity
•January 2023 Offering. On January 12, 2023, we completed a primary forward offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1,000.0 million, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million. The shares are subject to the January 2023 Forward Sale Agreements, which require settlement by January 16, 2024. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the January 2023 Forward Sale Agreements.
•Settlement of Outstanding Forward Sale Agreements. During the nine months ended September 30, 2023, we physically settled an aggregate of 53,192,592 shares under certain of our outstanding forward sale agreements in exchange for total net proceeds of approximately $1.7 billion. Subsequent to quarter-end, on October 17, 2023, we physically settled the 17,702,500 shares of common stock remaining under the January 2023 Forward Sale Agreements for total net proceeds of approximately $560.3 million. Following such settlements, no shares of common stock remain available for settlement under the January 2023 Forward Sale Agreements. See Note 11 - Stockholders Equity for additional information.
•At-The-Market Offering Program. During the nine months ended September 30, 2023, we sold an aggregate of 8.2 million shares under the ATM Program (as defined in Note 11 - Stockholders Equity), all of which were subject to forward sale agreements, for estimated aggregate total proceeds of $248.2 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Revenues
Income from sales-type leases	$500,212	$376,048	$124,164	$1,473,961	$1,077,952	$396,009
Income from lease financing receivables, loans and securities	378,502	350,945	27,557	1,122,703	685,544	437,159
Other income	18,179	17,862	317	55,043	41,811	13,232
Golf revenues	7,425	6,688	737	28,416	25,484	2,932
Total revenues	904,318	751,543	152,775	2,680,123	1,830,791	849,332

Operating expenses
General and administrative	14,422	12,063	2,359	44,347	33,311	11,036
Depreciation	1,011	816	195	2,712	2,371	341
Other expenses	18,179	17,862	317	55,043	41,811	13,232
Golf expenses	6,332	5,186	1,146	18,874	16,330	2,544
Change in allowance for credit losses	95,997	232,763	(136,766)	166,119	865,459	(699,340)
Transaction and acquisition expenses	3,566	1,947	1,619	3,385	19,366	(15,981)
Total operating expenses	139,507	270,637	(131,130)	290,480	978,648	(688,168)

Income from unconsolidated affiliate	—	22,719	(22,719)	1,280	37,853	(36,573)
Interest expense	(204,927)	(169,354)	(35,573)	(612,881)	(370,624)	(242,257)
Interest income	7,341	3,024	4,317	16,194	3,897	12,297
Other (losses) gains	(1,122)	—	(1,122)	4,295	—	4,295
Income before income taxes	566,103	337,295	228,808	1,798,531	523,269	1,275,262
Income tax expense	(644)	(417)	(227)	(3,630)	(1,844)	(1,786)
Net income	565,459	336,878	228,581	1,794,901	521,425	1,273,476
Less: Net income attributable to non-controlling interests	(9,130)	(5,973)	(3,157)	(29,130)	(7,843)	(21,287)
Net income attributable to common stockholders	$556,329	$330,905	$225,424	$1,765,771	$513,582	$1,252,189

Revenue
For the three and nine months ended September 30, 2023 and 2022, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Leasing revenue	$858,929	$715,591	$143,338	$2,544,001	$1,731,860	$812,141
Income from loans and securities	19,785	11,402	8,383	52,663	31,636	21,027
Other income	18,179	17,862	317	55,043	41,811	13,232
Golf revenues	7,425	6,688	737	28,416	25,484	2,932
Total revenues	$904,318	$751,543	$152,775	$2,680,123	$1,830,791	$849,332
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Income from sales-type leases	$500,212	$376,047	$124,165	$1,473,961	$1,077,952	$396,009
Income from lease financing receivables (1)	358,717	339,544	19,173	1,070,040	653,908	416,132
Total leasing revenue	858,929	715,591	143,338	2,544,001	1,731,860	812,141
Non-cash adjustment (2)	(131,351)	(108,556)	(22,795)	(383,735)	(230,516)	(153,219)
Total contractual leasing revenue	$727,578	$607,035	$120,543	$2,160,266	$1,501,344	$658,922
____________________
(1) Represents the MGM Master Lease, the Harrah’s Call Properties component of the Caesars Regional Lease, the JACK Master Lease, the Foundation Master Lease, the Mirage Lease, the PURE Master Lease, the Gold Strike Lease and the Century Canadian Portfolio component of the Century Master Lease. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases, direct financing leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our Lease Agreements. Total leasing revenue increased $143.3 million and $812.1 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. Total contractual leasing revenue increased $120.5 million and $658.9 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The increases were primarily driven by the addition to our portfolio of the Venetian Lease in February 2022, MGM Master Lease in April 2022, Foundation Master Lease in December 2022, PURE Master Lease and MGM Grand/Mandalay Bay Lease in January 2023, the Rocky Gap Casino component of the Century Master Lease in July 2023 and the Century Canadian Portfolio component of the Century Master Lease in September 2023, as well as the annual rent escalators from certain of our other Lease Agreements.
Income From Loans and Securities
Income from loans and securities increased $8.4 million and $21.0 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The increases were driven by the origination and subsequent funding, as applicable, of our senior secured and mezzanine loans, preferred equity and securities and the related interest income from the increased principal balance outstanding, partially offset by the full repayment of the Forum Convention Center Mortgage Loan.

Other Income
Other income increased $0.3 million and $13.2 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The increases were driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition in February 2022, the MGP Transactions in April 2022 and the Rocky Gap Casino Transaction in July 2023. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Operating Expenses
For the three and nine months ended September 30, 2023 and 2022, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
General and administrative	$14,422	$12,063	$2,359	$44,347	$33,311	$11,036
Depreciation	1,011	816	195	2,712	2,371	341
Other expenses	18,179	17,862	317	55,043	41,811	13,232
Golf expenses	6,332	5,186	1,146	18,874	16,330	2,544
Change in allowance for credit losses	95,997	232,763	(136,766)	166,119	865,459	(699,340)
Transaction and acquisition expenses	3,566	1,947	1,619	3,385	19,366	(15,981)
Total operating expenses	$139,507	$270,637	$(131,130)	$290,480	$978,648	$(688,168)
General and Administrative Expenses
General and administrative expenses increased $2.4 million and $11.0 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees and additional expenses related to the growth of our business in 2023.
Other Expenses
Other expenses increased $0.3 million and $13.2 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively, driven primarily by the additional income and offsetting expense as a result of the assumption of certain sub-leases in connection with the closing of the Venetian Acquisition in February 2022, the MGP Transactions in April 2022 and the Rocky Gap Casino Transaction in July 2023. The Lease Agreements require the tenants to pay all costs associated with such ground and use sub-leases and provide for their direct payment to the landlord.
Change in Allowance for Credit Losses
During the three months ended September 30, 2023, we recognized a $96.0 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowances in relation to (a) the Century Canadian Portfolio Transaction and related classification of the Century Canadian Portfolio component of the Century Master Lease as a lease financing receivable, (b) the Rocky Gap Casino Transaction and related classification of the Rocky Gap Casino component of the Century Master Lease as a sales-type lease, and (c) the origination of the Canyon Ranch preferred equity investment and Canyon Ranch Tucson and Canyon Ranch Lenox mortgage loan, and (ii) an increase in the reasonable and supportable period, or R&S Period, probability of default, or PD, of our tenants and their parent guarantors as a result of their market performance during the current quarter.
During the nine months ended September 30, 2023, we recognized a $166.1 million increase in our allowance for credit losses primarily driven by (i) initial CECL allowances in relation to (a) the consolidation of the MGM Grand/Mandalay Bay JV in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition and related classification of the MGM Grand/Mandalay Bay Lease as a sales-type lease, (b) the PURE Canadian Gaming Transaction and related classification of the PURE Master Lease as a lease financing receivable, (c) the purchase of the Hard Rock Ottawa Notes, and (d) the initial allowances as stated above describing the three months ended September 30, 2023, and (ii) an increase in the Long-Term Period PD as a result of a standard annual update made to the Long-Term PD default study we utilize to estimate our CECL allowance. This increase was partially offset by an overall decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance during the nine-month period.
During the three months ended September 30, 2022, we recognized a $232.8 million increase in our allowance for credit losses primarily driven by (i) changes in the macroeconomic model used to scenario condition our R&S Period PD due to uncertain and potentially negative future market conditions, (ii) an increase in the R&S Period PD of our tenants and their parent guarantors as a result of market volatility during the current quarter, (iii) an increase in the R&S Period PD and loss given default, or LGD, as a result of standard annual updates that were made to the inputs and assumptions in the model that we utilize to estimate our CECL allowance, and (iv) the initial CECL allowance on the future funding commitments from the origination of the Great Wolf Gulf Coast Texas loan and the Great Wolf South Florida loan.
During the nine months ended September 30, 2022, we recognized a $865.5 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our acquisition activity during such period in the amount of $523.2 million, representing 60.5% of the total allowance for the nine months ended September 30, 2022. The initial CECL allowances were in relation to (i) the closing of the MGP Transactions on April 29, 2022, which included the (a) classification of the MGM Master Lease as a lease financing receivable and (b) the sales-type sub-lease agreements we assumed in connection with the closing of the MGP Transactions, (ii) the closing of the Venetian Acquisition on February 23, 2022, which included (a) the classification of the Venetian Lease as a sales-type lease, (b) the estimated future funding commitments under the Partner Property Growth Fund Agreement with the Venetian and (c) the sales-type sub-lease agreements we assumed in connection with the closing of the Venetian Acquisition, and (iii) the future funding commitments from the origination of the BigShots Loan, the Cabot Citrus Farms Loan, the Great Wolf South Florida loan and the Great Wolf Gulf Coast Texas loan. Additional increases were attributable to the increase for the three months ended September 30, 2022 as described above. These increases were partially offset by a decrease in the Long-Term Period PD as a result of standard annual updates that were made to the Long-Term Period PD default study we utilize to estimate our CECL allowance.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $1.6 million and decreased $16.0 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing. Amounts for the nine months ended September 30, 2022 include costs incurred for the MGP Transactions and Venetian Acquisition during the period that are not capitalized under GAAP
Non-Operating Income and Expenses
For the three and nine months ended September 30, 2023 and 2022, our non-operating income and expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Variance	2023	2022	Variance
Income from unconsolidated affiliate	$—	$22,719	$(22,719)	$1,280	$37,853	$(36,573)
Interest expense	(204,927)	(169,354)	(35,573)	(612,881)	(370,624)	(242,257)
Interest income	7,341	3,024	4,317	16,194	3,897	12,297
Other (losses) gains	(1,122)	—	(1,122)	4,295	—	4,295
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the nine months ended September 30, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV, and subsequently, such income is included in Income from sales-type lease on our Statement of Operations and, accordingly, no Income from unconsolidated affiliate was recognized for the three months ended September 30, 2023.

Income from unconsolidated affiliate during the three and nine months ended September 30, 2022, represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV beginning in April 2022 in connection with and upon the closing of the MGP Transactions.
Interest Expense
Interest expense increased $35.6 million and $242.3 million during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, respectively. The increases during the three and nine months ended September 30, 2023 were primarily related to the increase in debt from the (i) issuance of the April 2022 Notes, (ii) issuance of the Exchange Notes, (iii) assumption of the MGP OP Notes, (iv) C$140.0 million and C$75.0 million draws on the Revolving Credit Facility to finance the PURE Canadian Gaming Transaction and Century Canadian Portfolio Transaction, respectively, and (v) assumption of $3.0 billion aggregate principal amount of CMBS debt in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $12.4 billion in notional amount of debt at a weighted average interest rate of 4.53% and 4.65% during the three and nine months ended September 30, 2023, respectively, net of the impact of the forward-starting interest rate swaps and treasury locks. The increases were partially offset by certain interest expense recorded during the three and nine months ended September 30, 2022 with no corresponding expense during the three and nine months ended September 30, 2023 and include (i) the amortization of the commitment fees associated with the Venetian Acquisition Bridge Facility and the MGP Transactions Bridge Facility and (ii) additional interest on the $600.0 million draw on the Revolving Credit Facility in February 2022 (which was repaid in full on April 29, 2022).
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, decreased to 4.32% from 4.47% for the three months ended September 30, 2023 compared to three months ended September 30, 2022, respectively, as a result of the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt. The weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, decreased to 4.32% from 4.35%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, respectively, as a result of the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt, partially offset by a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such earlier periods.
Interest Income
Interest income increased $4.3 million and $12.3 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily driven by a significant increase in the interest rates and income earned on our excess cash, coupled with an overall increase in our cash on hand throughout the current period as compared to the prior period.
Other (Losses) Gains
During the three and nine months ended September 30, 2023, we recognized a $1.1 million loss and $4.3 million gain in Other (losses) gains, respectively, which primarily relate to the sale of excess land in April 2023 and foreign currency remeasurement adjustments associated with our investments in Canada. In connection with the PURE Canadian Gaming Transaction and Century Canadian Portfolio Transaction, we entered into intercompany debt and drew C$140.0 million on the Revolving Credit Facility and C$75.0 million, respectively, both of which are denominated in CAD and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations. There is no comparable amount during the three and nine months ended September 30, 2022, as we did not have any foreign investments or sales of land during such time.

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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2023	2022	2023	2022
Net income attributable to common stockholders	$556,329	$330,905	$1,765,771	$513,582
Real estate depreciation	—	—	—	—
Joint venture depreciation and non-controlling interest adjustments	—	9,743	1,426	17,053
FFO attributable to common stockholders	556,329	340,648	1,767,197	530,635
Non-cash leasing and financing adjustments	(131,344)	(108,553)	(383,688)	(230,522)
Non-cash change in allowance for credit losses	95,997	232,763	166,119	865,459
Non-cash stock-based compensation	4,019	3,493	11,517	9,359
Transaction and acquisition expenses	3,566	1,947	3,385	19,366
Amortization of debt issuance costs and original issue discount	17,283	10,326	53,645	38,294
Other depreciation	833	785	2,442	2,280
Capital expenditures	(444)	(437)	(1,762)	(1,093)
Gain on extinguishment of debt and interest rate swap settlements	—	—	—	(5,405)
Other losses (gains) (1)	1,122	—	(4,295)	—
Joint venture non-cash adjustments and non-controlling interest adjustments	253	(10,315)	2,066	(22,171)
AFFO attributable to common stockholders	547,614	470,657	1,616,626	1,206,202
Interest expense, net	180,303	156,004	543,042	333,838
Income tax expense	644	417	3,630	1,844
Joint venture interest expense and non-controlling interest adjustments	(2,155)	11,536	(3,176)	19,187
Adjusted EBITDA attributable to common stockholders	$726,406	$638,614	$2,160,122	$1,561,071

Net income per common share
Basic	$0.55	$0.34	$1.75	$0.61
Diluted	$0.55	$0.34	$1.75	$0.60
FFO per common share
Basic	$0.55	$0.35	$1.75	$0.63
Diluted	$0.55	$0.35	$1.75	$0.62
AFFO per common share
Basic	$0.54	$0.49	$1.61	$1.42
Diluted	$0.54	$0.49	$1.60	$1.42
Weighted average number of shares of common stock outstanding
Basic	1,012,986,784	962,573,646	1,007,110,068	848,839,357
Diluted	1,013,589,640	964,134,340	1,008,437,452	850,823,037
____________________
(1)Represents non-cash foreign currency remeasurement adjustments and gain on sale of land.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2023, our available cash balances, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	September 30, 2023
Cash and cash equivalents	$510,884
Capacity under Revolving Credit Facility (1)	2,341,652
Proceeds available from settlement of Forward Sale Agreements (2)	807,245
Total	$3,659,781
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 17,702,500 shares under the January 2023 Forward Sale Agreement, 327,306 shares under the June 2023 ATM Forward Sale Agreement, 271,071 shares under the July 2023 ATM Forward Sale Agreement and 7,572,281 shares under the September 2023 ATM Forward Sale Agreement at the forward sale price per share of $31.58, $31.67, $31.71 and $30.26, respectively, each as calculated as of September 30, 2023.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2023, we have $17.1 billion of debt obligations outstanding. We have $1.1 billion of debt that matures on May 1, 2024. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.

Pursuant to our Lease Agreements, capital expenditures for properties under the Lease Agreements are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to the Lease Agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of September 30, 2023. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2023 (remaining)	2024	2025	2026	2027 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,050,000	$2,050,000	$1,750,000	$9,100,000
MGM Grand/Mandalay Bay JV CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	158,348	—	—	—	158,348	—
Scheduled interest payments (1)	5,001,673	198,624	742,071	674,436	621,885	2,764,657
Total debt contractual obligations	22,110,021	198,624	1,792,071	2,724,436	2,530,233	14,864,657

Leases and contracts
Future funding commitments – loan investments and Partner Property Growth Fund (2)	765,000	228,368	481,335	46,797	—	8,500
Golf course operating lease and contractual commitments	42,639	519	2,112	2,153	2,197	35,658
Corporate office leases	18,591	222	357	1,016	1,742	15,254
Total leases and contract obligations	826,230	229,109	483,804	49,966	3,939	59,412

Total contractual commitments	$22,936,251	$427,733	$2,275,875	$2,774,402	$2,534,172	$14,924,069
____________________
(1) Estimated interest payments on variable interest loans are based on the CDOR rate as of September 30, 2023.
(2) The allocation of our future funding commitments is based on a construction draw schedule, commitment funding date, expiration date or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of September 30, 2023, we had $1.0 billion of additional potential future funding commitments under our Partner Property Growth Fund agreements, the use of which are at the discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.

Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,604,517	$1,455,477	$149,040
Used in investing activities	(1,944,885)	(8,889,098)	6,944,213
Provided by financing activities	642,441	7,212,390	(6,569,949)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122)	—	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	301,951	(221,231)	523,182
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614	(530,681)
Cash, cash equivalents and restricted cash, end of period	$510,884	$518,383	$(7,499)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $149.0 million for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease, Foundation Master Lease, MGM Grand/Mandalay Bay Lease, PURE Master Lease and the Rocky Gap Casino and Century Canadian Portfolio component of the Century Master Lease to our real estate portfolio, the annual rent escalators on our Caesars Leases and certain of our other Lease Agreements, and an increase in loan income as a result of an increase in the principal balance of our loan and securities portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $6,944.2 million for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, the primary sources and uses of cash from investing activities included:
•Net payments of $1,266.9 million, including acquisition costs, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition;
•Principal repayment of the Forum Convention Center Mortgage Loan of $400.0 million;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $702.1 million;
•Maturities of short-term investments of $217.3 million;
•Payments for the PURE Canadian Gaming Transaction for a total cost of $203.3 million, including acquisition costs;
•Payments for the Rocky Gap Casino Transaction for a total cost of $205.8 million, including acquisition costs;
•Payments for the Century Canadian Portfolio Transaction for a total cost of $164.9 million, including acquisition costs;
•Payments to fund Partner Property Growth Fund investments in the amount of $25.4 million;
•Proceeds from the sale of land of $6.2 million;
•Acquisition of property and equipment costs of $1.9 million; and
•Capitalized transaction costs of $0.8 million.
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
•Payments to fund portions of certain development loans in the amount of $87.2 million; and
•Capitalized transaction costs of $6.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased $6,569.9 million for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, the primary sources and uses of cash in financing activities included:
•Net proceeds of $1,672.4 million from the issuance of an aggregate 53,192,592 shares of our common stock pursuant to the full physical settlement of the November 2022 Forward Sale Agreements, June 2022 ATM Forward Sale Agreement, August 2022 ATM Forward Sale Agreement, December 2022 ATM Forward Sale Agreement, and January 2023 Forward Sale Agreement;
•Dividend payments of $1,161.8 million;
•Draw of $408.2 million on our Revolving Credit Facility;
•Repayment of $250.0 million on our Revolving Credit Facility;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.0 million; and
•Distributions of $21.5 million to non-controlling interests.
During the nine months ended September 30, 2022, the primary sources and uses of cash from financing activities included:
•Net proceeds of $3,219.1 million from the issuance of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of the September 2021 Forward Sale Agreements and March 2021 Forward Sale Agreements;
•Gross proceeds of $5,000.0 million from the April 2022 Notes offering;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Dividend payments of $843.7 million;
•Debt issuance costs of $146.2 million;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.1 million; and
•Distributions of $10.7 million to non-controlling interest.
Debt
For a summary of our debt obligations as of September 30, 2023, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2023, we were in compliance with all debt-related covenants.

Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2023 and 2022 were as follows:

Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 - June 30, 2023	$0.3900
September 7, 2023	September 21, 2023	October 5, 2023	July 1, 2023 - September 30, 2023	$0.4150

Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2021 - June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2022	July 1, 2022 - September 30, 2022	$0.3900
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical policies and estimates for the nine months ended September 30, 2023.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of September 30, 2023, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.1% has fixed rate interest and 0.9% has a variable interest rate, representing the US$158.3 million (denominated in CAD) outstanding under our Revolving Credit Facility.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those factors for the nine months ended September 30, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended September 30, 2023, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2023 through July 31, 2023	—	$—	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023 (1)	267	30.82	—	—
Total	267	$30.82	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended September 30, 2023, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1
Second Amendment to Credit Agreement dated as of August 4, 2023, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.
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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 25, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 25, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 25, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 25, 2023
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 25, 2023
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 25, 2023
Gabriel F. Wasserman	(Principal Accounting Officer)