Form 10-K
period 2023-12-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2024-02-22
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

VICI Properties Inc. ☒	VICI Properties L.P. ☒
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
As of June 30, 2023 (the last business day of VICI Properties Inc.’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of VICI Properties Inc. was approximately $31.6 billion, based on the closing price of the common stock as reported on the NYSE on that date. VICI Properties L.P. had no publicly-traded voting equity as of June 30, 2023.
As of February 21, 2024, VICI Properties Inc. had 1,042,679,525 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the VICI Properties Inc.’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of December 31, 2023, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of December 31, 2023.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of December 31, 2023, the primary areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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
We refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Statements of Operations and Comprehensive Income as our “Statement of Operations,” and (iv) our Consolidated Statement of Cash Flows as our “Statement of Cash Flows.” References to numbered “Notes” refer to the Notes to our Consolidated Financial Statements.
Summary of Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to Our Business and Operations
•We are and expect to continue to be significantly dependent on our tenants for substantially all of our revenues and, because our tenants are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective lease agreements and other agreements with them, an event that has a material adverse effect on any of our significant tenants could have a material adverse effect on us.
•We are dependent on the gaming industry and may be susceptible to risks associated with it, including heightened competition, changes in consumer behavior and discretionary spending as a result of an economic slowdown, increased inflation, rising interest rates, or otherwise, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
•Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
•Our pursuit of investments in, and acquisitions of, experiential assets and other strategic opportunities are in a highly competitive industry and may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with our acquisitions or investments.
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
•We are subject to additional risks due to our international investments and acquisitions, including properties that we own, or may acquire in the future, outside the United States.
•Our long-term, triple-net leases include rent escalations over specified periods that will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements, and such lease agreements may not result in fair market lease rates over time, which could negatively impact our financial condition, results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders.
•We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal agreements and right of first offer agreements, including if we are unable to obtain additional financing.
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
•Our properties and the properties securing our loans are subject to risks from climate change, natural disasters, other adverse or extreme weather conditions, casualty and condemnation risks, and terrorist attacks or other acts of violence, the occurrence of which may adversely affect our results of operations, financial condition and liquidity.
•The loss of the services of key personnel could have a material adverse effect on our business.
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
•Interest rates have increased, and may continue to do so, increasing our overall interest rate expense, which could adversely affect our stock price.
•Disruption in the equity capital and credit markets may adversely affect our ability to access external funding for our growth and ongoing debt service requirements.
•Adverse changes in our credit ratings may affect our borrowing terms and capacity.
•A breach or default of covenants in our debt agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
•We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
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
Risks Related to Our Organizational Structure
•VICI is a holding company with no direct operations and relies on distributions received from VICI OP to make distributions to its stockholders.
•Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

ITEM 1.	Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas and the Venetian Expo (the “Venetian Resort”), three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”), which we may look to monetize as appropriate. As of December 31, 2023 our properties are 100% leased with a weighted average lease term, including extension options, of approximately 41.3 years.
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
Our portfolio is competitively positioned and well-maintained. Pursuant to the terms of our lease agreements, which require our tenants to invest in our properties, and in line with our tenants’ commitment to build guest loyalty, we anticipate our tenants will continue to make strategic value-enhancing investments in our properties over time, helping to maintain their competitive position. Our long-term triple-net leases provide our tenants with complete control over management at our leased properties, including sole responsibility for all operations and related expenses, including property taxes, insurance and maintenance, repair, improvement and other capital expenditures, as well as over the implementation of environmental sustainability and other initiatives.
We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe VICI’s election of REIT status, combined with the income generation from the lease agreements and loans, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic environment, other global events and market conditions more broadly. We conduct our real property business through VICI OP and our golf course business through a taxable REIT subsidiary (a “TRS”), VICI Golf LLC (“VICI Golf”).
Our Investment Highlights
•Demonstrated track record of growth with significant scale. We have made approximately $35 billion of domestic and international investments across gaming and other experiential assets since our formation in October 2017. Following our growth and resulting scale, we were added to the S&P 500 Index in June 2022.
•Stable and transparent cash flows by leading operators. Our properties are 100% occupied pursuant to our long-term triple-net lease agreements, which provide us with a predictable level of rental revenue to support future cash distributions to our stockholders, with 100% rent collection since our formation in October 2017. Our tenants are market-leading gaming and experiential operators, with the majority of our rent derived from properties operated by SEC reporting companies, providing transparency into our tenants’ performance and health.
•Contractual escalation with inflation protection. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or the U.S consumer price index (“CPI”) in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Among our lease agreements, 50% of our rental revenue was subject to a CPI-linked escalation in 2023 and 95% of our rental revenue is eventually subject to a CPI-linked escalation over the life of the lease (subject to applicable caps).
•Mission critical complex real estate. Our portfolio benefits from a strong mix of demand generators, including casinos, hotels, restaurants, entertainment facilities, bars and nightclubs and convention space. Our Las Vegas properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, which are located on the Las Vegas Strip, are among the most iconic entertainment facilities in Las Vegas, featuring gaming entertainment, large-scale hotels, extensive food and beverage options, state-of-the-art convention facilities, retail outlets and entertainment venues. Additionally, the gaming regulatory environment in which we operate creates a high barrier to entry and limits our tenants’ ability to move locations.
•Strategic financing relationships with leading experiential operators. In addition to our relationships with leading gaming operators, we have entered into strategic financing relationships through our VICI Experiential Credit Solutions strategy with other experiential operators in sectors such as world-class destination golf resorts and communities, integrative wellness centers, premier sports and entertainment complexes and family-oriented indoor waterpark resorts. We believe these relationships may lead to additional mutually beneficial growth opportunities with these industry-leading experiential operators in the future. Furthermore, certain of these financing arrangements provide the potential to convert our investment into ownership of certain of the underlying real estate in the future.

Our Properties and Lease Agreements
Our experiential portfolio features world-renowned assets on the Las Vegas Strip and market-leading urban, destination and regional properties with significant scale. Our properties are leased to leading operators that seek to drive loyalty and value with guests through superior services, experiences and products and continuous innovation.
We derive a substantial majority of our revenues from rental revenue from the lease agreements for our properties, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance. Our lease agreements are generally long term in nature with initial terms ranging from 15 to 32 years and are generally structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase.
For an overview of the provisions of certain of our lease agreements, including the related capital expenditure requirements, refer to Note 4 - Real Estate Portfolio.
The following tables summarize our lease agreements between us and our respective tenants and guarantors (each, as may be amended from time to time, and each individually, as defined in the column titled “Lease Agreement”) and the properties under each our respective lease agreements, as of the date of this Annual Report.

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
Gaming Portfolio
Caesars Joliet Lease			Caesars	July 31, 2035
	Harrah’s Joliet (4)	Joliet, IL
Caesars Las Vegas Master Lease			Caesars	July 31, 2035
	Caesars Palace Las Vegas	Las Vegas, NV
	Harrah’s Las Vegas	Las Vegas, NV
Caesars Regional Master Lease			Caesars	July 31, 2035
	Caesars Atlantic City	Atlantic City, NJ
	Harrah’s Atlantic City	Atlantic City, NJ
	Harrah’s Council Bluffs	Council Bluffs, IA
	Harrah’s Gulf Coast (5)	Biloxi, MS
	Harrah’s Lake Tahoe	Stateline, NV
	Harrah’s Laughlin	Laughlin, NV
	Harrah’s Metropolis	Metropolis, IL
	Harrah’s New Orleans (5)	New Orleans, LA
	Harrah’s North Kansas City (5)	North Kansas City, MO
	Harrah’s Philadelphia	Chester, PA
	Harvey’s Lake Tahoe (5)	Stateline, NV
	Horseshoe Bossier City (5)	Bossier City, LA
	Horseshoe Council Bluffs	Council Bluffs, IA
	Horseshoe Hammond (5)	Hammond, IN
	Horseshoe Tunica	Robinsonville, MS
Century Master Lease			Century Casinos, Inc.	September 30, 2038
	Century Casino & Hotel Edmonton (6)	Edmonton, AB
	Century Casino Cape Girardeau*(5)	Cape Girardeau, MO
	Century Casino Caruthersville (5)	Caruthersville, MO
	Century Casino St. Albert (6)	Edmonton, AB
	Century Downs Racetrack and Casino (6)	Calgary, AB

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
	Century Mile Racetrack (6)	Edmonton, AB
	Mountaineer Casino Resort & Racetrack	New Cumberland, WV
	Rocky Gap Casino Resort (5)	Flintstone, MD
	CNE Gold Strike Lease		Cherokee Nation Businesses, L.L.C. (“CNB”) (7)	April 30, 2048
	Gold Strike Tunica	Robinsonville, MS
	EBCI Southern Indiana Lease		Eastern Band of Cherokee Indians (“EBCI”)	August 31, 2036
	Caesars Southern Indiana	Elizabeth, IN
	Foundation Master Lease		Foundation Gaming & Entertainment, LLC	December 31, 2037
	Fitz	Robinsonville, MS
	WaterView	Vicksburg, MS
	Hard Rock Cincinnati Lease		Seminole Hard Rock International (“Hard Rock”)	December 31, 2047
	Hard Rock Cincinnati	Cincinnati, OH
	Hard Rock Mirage Lease		Hard Rock	December 31, 2047
	The Mirage	Las Vegas, NV
	JACK Master Lease		JACK Ohio LLC	January 31, 2040
	JACK Cleveland (5)	Cleveland, OH
	JACK Thistledown Racino	North Randall, OH
	MGM Master Lease		MGM	April 30, 2047
	Beau Rivage (5)	Biloxi, MS
	Borgata (5)	Atlantic City, NJ
	Empire City	Yonkers, NY
	Excalibur	Las Vegas, NV
	MGM Grand Detroit	Detroit, MI
	MGM National Harbor (5)	Prince George’s County, MD
	MGM Northfield Park	Northfield, OH
	MGM Springfield	Springfield, MA
	Luxor	Las Vegas, NV
	New York - New York/The Park	Las Vegas, NV
	Park MGM	Las Vegas, NV
	MGM Grand/Mandalay Bay Lease		MGM	February 28, 2050
	Mandalay Bay	Las Vegas, NV
	MGM Grand	Las Vegas, NV
	PENN Greektown Lease		PENN Entertainment, Inc.	May 23, 2034
	Hollywood Casino at Greektown (5)	Detroit, MI
	PENN Margaritaville Lease		PENN Entertainment, Inc.	January 31, 2034
	Margaritaville Resort Casino (5)	Bossier City, LA
	PURE Master Lease		PURE Canadian Gaming, Corp. (“PURE Canadian Gaming”)	January 31, 2048
	PURE Casino Calgary (8)	Calgary, AB
	PURE Casino Edmonton (8)	Edmonton, AB
	PURE Casino Lethbridge (8)	Lethbridge, AB
	PURE Casino Yellowhead (8)	Edmonton, AB

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
Venetian Lease			Funds managed by Apollo Global Management, Inc.	February 29, 2052
	Venetian Resort (5)	Las Vegas, NV
	Total Gaming Portfolio	54

Other Experiential Portfolio
Bowlero Master Lease			Bowlero	October 18, 2048
	Bowlero	Various U.S. Cities (38)
Chelsea Piers Lease			Chelsea Piers	December 31, 2055 (9)
	Chelsea Piers (5)	New York, NY
	Total Other Experiential Portfolio	39

	Total	93
____________________
(1) Reflects the lease agreement currently in effect between us and the applicable tenant.
(2) The tenants under our lease agreements are subsidiaries and/or affiliates of the guarantors set forth in this table.
(3) Represents the expiration date assuming no tenant renewal option is exercised.
(4) Owned by Harrah’s Joliet Landco LLC, a joint venture of which VICI Properties 1 LLC is the 80% owner and the managing member.
(5) Property, or a portion thereof, is leased by us pursuant to a ground or use lease. Rent due under any such ground or use lease is paid directly by our tenant to the primary landlord pursuant to their respective lease agreement.
(6) Collectively, the “Century Canadian Portfolio”.
(7) CNB is the parent entity of CNE Holdings, LLC also known as Cherokee Nation Entertainment.
(8) Collectively, the “PURE Canadian Portfolio”.
(9) Subject to a mandatory 10-year tenant extension to the extent all conditions under the applicable ground lease are met.
Our Real Estate Debt Investments
The following is a summary of our investments in real estate debt as of December 31, 2023:

($ In thousands)
Investment Type	Principal Balance	Future Funding Commitments (1)	Weighted Average Interest Rate (2)	Weighted Average Term (3)
Senior Secured Loans	$392,250	$476,395	7.3%	5.4 years
Mezzanine Loans and Preferred Equity	698,861	278,848	9.8%	4.6 years
Senior Secured Notes	85,000	—	11.0%	7.3 years
Total	$1,176,111	$755,243	9.0%	5.1 years
____________________
(1) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(2) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2023.
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
Put-Call Agreements
•Caesars Indianapolis Put-Call. We have a put-call right agreement with Caesars (the “Caesars Indianapolis Put-Call Agreement”) with respect to two gaming facilities in Indiana, Harrah’s Hoosier Park and Horseshoe Indianapolis (together, the “Indianapolis Properties”), whereby (i) we have the right to acquire all of the land and real estate assets associated with the Indianapolis Properties and (ii) Caesars has the right to require us to acquire the Indianapolis Properties, and to in each case simultaneously lease back each such Indianapolis Property to Caesars through the addition of the Indianapolis Properties to the Caesars Regional Master Lease. Either party is currently able to trigger its respective put or call, as applicable, through December 31, 2024, with the acquisition of such Indianapolis Properties subject to customary conditions, including applicable regulatory approval.
•Caesars Forum Put-Call. We have a put-call agreement with Caesars with respect to the Caesars Forum Convention Center (the “A&R Convention Center Put-Call Agreement”), which provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center, exercisable by us from September 18, 2025 until December 31, 2026, and (ii) a put right in favor of Caesars, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center, exercisable by Caesars between January 1, 2024 and December 31, 2024. In addition, the A&R Convention Center Put-Call Agreement provides that if Caesars exercises the foregoing put right and, among other things, the sale of the Caesars Forum Convention Center to us does not close for certain reasons more particularly described in the A&R Convention Center Put-Call Agreement, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars, exercisable by Caesars during a one-year period commencing on the date upon which the closing under the put right transaction does not occur.
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
•Canyon Ranch Lenox and Canyon Ranch Tucson Call Right. We entered into a call right agreement with Canyon Ranch pursuant to which we will have the right to acquire the real estate assets of each of Canyon Ranch Tucson in Tucson, Arizona and Canyon Ranch Lenox in Lenox, Massachusetts, at pre-negotiated terms in a sale-leaseback transaction following stabilization, subject to certain conditions. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple-net master lease with VICI.
•Homefield Kansas City Call Right. In connection with the origination of a $105 million construction loan to affiliates of Homefield Kansas City (“Homefield”) to fund the development of a Margaritaville Resort in Kansas City, Kansas (the “Homefield Development Loan”), we entered into a call right agreement that provides us with a call option on (i) the Margaritaville Resort, (ii) the new Homefield youth sports training facility in Kansas City, Kansas, (iii) the new Homefield baseball center in Kansas City, Kansas, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. If the call right is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple net master lease with us.
Right of First Refusal (“ROFR”) and Right of First Offer (“ROFO”) Agreements
•Las Vegas Strip Assets ROFR. We have a ROFR agreement with Caesars (the “Las Vegas Strip ROFR Agreement”), pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a sale of the real estate and operations (a “WholeCo sale”), to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second such asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets still unsold plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars with respect to any of these facilities, the leaseback may be implemented through the addition of such properties to the Las Vegas Master Lease Agreement.
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
•Canyon Ranch ROFO. We have a ROFO agreement with Canyon Ranch with respect to future financing opportunities for Canyon Ranch and certain of its affiliates for the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions. On July 26, 2023, we entered into a right of first financing agreement pursuant to which we will have the first right, but not the obligation, to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and/or redevelopment of future greenfield and build-to-suit wellness resorts.
•Bowlero ROFO. The Bowlero Master Lease contains a ROFO with respect to the real estate assets of any current or future Bowlero properties in the event that Bowlero elects to enter into a sale-leaseback transaction for such properties during the first 8 years of the initial term of the Bowlero Master Lease.
•Homefield ROFR. In connection with the Homefield Development Loan, we received a right of first refusal to acquire the real estate of any future Homefield property in a sale leaseback transaction, should Homefield elect to sell such assets.
Other Embedded Growth Agreements
•Cabot Citrus Farms Purchase and Sale Agreement. We entered into a purchase and sale agreement with Cabot, pursuant to which we will convert a portion of the $120.0 million Cabot Citrus Farms delayed draw development loan into the ownership of certain Cabot Citrus Farms real estate assets and simultaneously enter into a triple-net lease with Cabot that will have an initial term of 25 years, with five 5-year tenant renewal options.
Our Partner Property Growth Fund
As part of our ongoing dialogue with our tenants, we continually seek opportunities to further our long-term partnerships and pursue our respective strategic objectives. We have entered into certain arrangements, which we collectively refer to as the “Partner Property Growth Fund”, with certain tenants relating to our funding of “same-store” capital improvements, including redevelopment, new construction projects and other property improvements, in exchange for increased rent pursuant to the terms of our existing lease agreements with such tenants (and subject to the specific terms and conditions included in any such agreement). Each of our lease agreements include provisions that provide a mechanism for us to pursue such opportunities. We continue to evaluate Partner Property Growth Fund opportunities with certain of our tenants from time to time and expect to pursue further investment as one component of our strategic growth plans, consistent with our aim to work collaboratively with such tenants to invest in growth opportunities and capital improvements that achieve mutually beneficial outcomes.
The benefits of any Partner Property Growth Fund opportunities will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements and there are no assurances that any Partner Property Growth Fund opportunities will occur on the contemplated terms, including through our financing, or at all. See Item 1A - “Risk Factors—Risks Related to Our Business and Operations” for additional information.
Our Golf Courses
We own four championship golf courses located near certain of our properties, Rio Secco in Henderson, Nevada, Cascata in Boulder City, Nevada, Chariot Run in Laconia, Indiana and Grand Bear in Saucier, Mississippi (the “Golf Courses”). In addition, Rio Secco and Cascata are in close proximity to the Las Vegas Strip. These golf courses are operated by a third-party golf resort operator, CDN Golf Management Inc. (“CDN Golf”), an affiliate of Cabot, pursuant to a golf course management agreement. We have a golf course use agreement (the “Golf Course Use Agreement”) with Caesars which provides them with preferred access and tee times for their guests at our golf courses. As of December 31, 2023, contractual minimum fees under the Golf Course Use Agreement and certain other golf course related agreements with Caesars were $17.1 million per year.
Our Relationship with Caesars and MGM
Caesars and MGM, our two largest tenants representing 40% and 35%, respectively, of our annualized rent as of December 31, 2023, are leading owners and operators of gaming, entertainment and leisure properties. Caesars and MGM maintain a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers.
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
•Caesars Guaranty. Caesars has executed guaranties with respect to the Caesars Las Vegas Master Lease, the Caesars Regional Master Lease and the Joliet Lease, guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Leases, including all rent and other sums payable by the tenants under the Caesars Leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Leases, (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Leases, and (iii) all monetary obligations under the Golf Course Use Agreement.
•MGM Guaranty. MGM has executed guaranties with respect to the MGM Master Lease and MGM Grand/Mandalay Bay Lease guaranteeing the prompt and complete payment and performance in full of all monetary obligations of the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease, including all rent and other sums payable by the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease and the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the MGM Master Lease and MGM Grand/Mandalay Bay Lease.
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
•MGM Tax Protection Agreements. We entered into a tax protection agreement with MGM (the “MGM Tax Protection Agreement”) pursuant to which VICI OP has agreed, subject to certain exceptions, for a period of 15 years (subject to early termination under certain circumstances) following the closing of our acquisition of MGM Growth Properties LLC (“MGP”) in April 2022, to indemnify MGM and certain of its subsidiaries (the “Protected Parties”) for certain tax liabilities resulting from (1) the sale, transfer, exchange or other disposition of a property owned directly or indirectly by MGM Growth Properties Operating Partnership LP (“MGP OP”) immediately prior to the closing date of the acquisition of MGP (each, a “Protected Property”), (2) a merger, consolidation, transfer of all assets of, or other significant transaction involving VICI OP pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (3) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to MGM, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (4) the failure of VICI OP or VICI to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In the event that VICI OP or VICI breaches restrictions in the MGM Tax Protection Agreement, VICI OP will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach. In addition, the joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay JV”) previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP in April 2022 and subsequently acquiring the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV in January 2023, we bear any indemnity under this existing tax protection agreement.

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
Human Capital Management
As of December 31, 2023, we employed 28 employees, all of which are full-time. All of our employees are employed at VICI LP in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York.
•Corporate Culture and Engagement. We are committed to creating and sustaining a positive work environment and corporate culture that fosters diversity, equity and inclusion, and employee engagement, through the instillation of our core values, as well as competitive compensation and benefit programs, training and professional development opportunities, community service events and employee involvement in company initiatives. To assist in fulfilling that commitment, we measure our organizational culture, degree of inclusion and employee engagement through, among other things, an annual, independent third-party employee satisfaction survey, which provides management with insights regarding key issues and priorities to maintain and improve the health, well-being and satisfaction of our employees.
•Board Oversight. Our management reports to the Compensation Committee of the Board of Directors on a regular basis, as well as the full Board of Directors, as necessary, to periodically review our human capital management programs, including those relating to our diversity, equity and inclusion efforts (led by our Diversity, Equity and Inclusion Committee), employee compensation and benefits, and related matters, such as training and recruiting, retention and hiring practices.
•Diversity. As of December 31, 2023, 43% of our directors (and 50% of our independent directors), 46% of our employees and 25% of our executive officers were female. Additionally, the leadership of our Board of Directors, including the Chair of our Board of Directors and the chairs of our committees of the Board was 50% female as of December 31, 2023. Further, 14% of our directors and 29% of our employees identified as a member of an ethnic and/or racial minority group.
•Compensation and Benefits. We offer a comprehensive employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements, and access to an employee assistance program, including mental health and wellness support services. We also seek to provide differentiated benefits to our employees, such as our Portfolio Experience Benefit, which enables employees to experience our properties, and our charitable matching program administered through the Groundswell Charitable Giving platform. We continually evaluate existing benefits and explore new or expanded benefits to be responsive to employee feedback and seek to meaningfully enhance employee benefits.
•Education, Training and Development. We invest in employee education, training and development by conducting regular training programs, including our VICI 101 program, to educate and advance our employees’ understanding of concepts relevant to our business, as well as periodic training opportunities with respect to issues such as compliance, diversity, equity and inclusion, and anti-harassment and other matters outlined in our Code of Business Conduct. We encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible professional development reimbursement policy, and continually focus on enhancing our professional development and performance management processes to provide further development opportunities to our employees.

Governmental Regulation and Licensing
The ownership, operation and management of gaming and racing facilities are subject to pervasive regulation. Each of our gaming and racing facilities is subject to regulation under the laws, rules, and regulations of the jurisdiction in which it is located. Gaming laws and regulations generally require gaming industry participants to: ensure that unsuitable individuals and organizations have no role in gaming operations; establish and maintain responsible accounting practices and procedures; maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues; maintain systems for reliable record keeping; file periodic reports with gaming regulators; and ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arm’s length transactions.
Gaming laws and regulations primarily impact our business in two respects: (1) our ownership and acquisition of land and buildings in which gaming activities are operated by our tenants; and (2) the operations of our tenants as operators in the gaming industry. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require us and our affiliates to apply for and maintain a finding of suitability or a license as a key business entity or supplier because of our status as landlord. If we, our subsidiaries or the tenants of our properties violate applicable gaming laws, our gaming licenses, or the tenants’ gaming licenses, could be limited, conditioned, suspended or revoked by gaming authorities, and we and any persons involved may face other disciplinary actions, including substantial fines, appointment of a supervisor or conservator to operate our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable jurisdictions. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Finally, the loss or suspension of our gaming licenses could result in a material breach under certain of our leases or an event of default under certain of our indebtedness, including through cross-default provisions in our debt agreements. As a result, violations by us of applicable gaming laws could have a material effect on us.
In addition, various corporate actions and transactions must be reported to and, in some cases, approved by certain gaming authorities, including substantially all material loans, leases, sales of securities (including public offerings) and similar financing transactions, management or consulting agreements and changes in control through merger, consolidation, stock or asset acquisitions, or otherwise.
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
Environmental Matters
Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes, the utilization of above or underground storage tanks, or properties that include asbestos-containing building materials. Pursuant to federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases, including for damage that occurred prior to our ownership of a property or at a site where the current or previous operator of the property sent wastes for disposal.
In connection with our real estate ownership, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral. The lease agreements generally obligate our tenants to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions, which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.

Sustainability
We continue to focus on developing our efforts related to implementing and reporting on environmental sustainability efforts at our properties, including our corporate headquarters, our Golf Courses (operated by CDN Golf) and our triple-net leased portfolio. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things, including through a stakeholder materiality assessment performed in 2023.
•Governance and Strategy. Our ESG Committee, comprised of employees across multiple functional areas and professional levels, including our Chief Financial Officer and General Counsel, leads our environmental sustainability initiatives (including with respect to climate change). Management retains ultimate responsibility over our environmental sustainability initiatives, engages with the ESG Committee and reports to the Nominating and Governance Committee of our Board of Directors on a quarterly basis, and more frequently as necessary, with respect to environmental sustainability matters. Additionally, in January 2023, we engaged a strategic ESG consultant to advise us on our continued enhancement of, among other things, our sustainability performance, our tenant and stakeholder engagement initiatives, and our related reporting (including pursuant to external disclosure frameworks and standards). As a result of such engagement, we have outlined an internal multi-year strategic roadmap for the development and implementation of additional initiatives across a broad range of ESG topics, including sustainability initiatives at our golf courses, expanded tenant engagement efforts, participation in additional evaluation and scoring frameworks, and the development of internal processes to support and facilitate these initiatives.
•Golf Courses. We have implemented recording and reporting protocols through a third-party service provider to facilitate the monitoring of utility data in order to more fully understand the environmental impact of our operations, key drivers and trends with respect to utility usage at each of our courses and identify opportunities to improve sustainability performance. Pursuant to our management agreement with CDN Golf with respect to the Golf Courses, we work in partnership with CDN Golf to continue to implement sustainability initiatives at the Golf Courses and reduce their environmental impact.
•Triple-Net Portfolio. We continue to pursue tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties, collecting environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio, and encouraging our tenants to pursue sustainability initiatives in their operations at our leased properties. Our existing leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including the implementation of environmental sustainability initiatives consistent with their business strategies and revenue objectives, and generally do not permit us to require the collection or reporting of environmental sustainability data (subject to relevant “green lease” provisions in certain of our more recent leases and lease amendments). Certain of our tenants report to us on, among other things, LEED certification, water, energy and fuel use, greenhouse gas emissions and waste generation and diversion.
•Climate Change. In 2022, we engaged an environmental consultant to evaluate climate change-related risks at each property and across our portfolio to facilitate disclosure in alignment with the Task Force on Climate-Related Financial Disclosures (TCFD) guidelines, and incorporated climate change-related risk into our enterprise risk management framework. In partnership with CDN Golf and with the assistance of our consultants and advisors, we expect that our performance assessment and the ongoing expansion of our monitoring and reporting functions will inform our ability to set meaningful performance and improvement targets with respect to the environmental impact of our operations in future years. Certain of our tenants at our leased properties, including Caesars and MGM, have also independently set sustainability-related targets with respect to their overall business and portfolio, which include our leased properties.
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
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including VICI OP. We may also pursue opportunities to provide mortgage or mezzanine financing, preferred equity investments or other forms of financing for investment in certain situations where such structure provides for strategic growth opportunities and/or partnerships, and may provide the potential to convert our investment into the ownership of the underlying real estate in a future period.
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
Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our Board of Directors has not adopted a policy that limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be, subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors. If these limits are relaxed, we could potentially become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements that could adversely affect our financial condition, liquidity and results of operations and our ability to make distributions to our stockholders. To the extent that our Board of Directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under the VICI LP unsecured revolving credit facility (“Revolving Credit Facility”), issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.
Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we are reliant on them to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as we may not enjoy comparable recognition or status under a different brand.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others:
•the impact of changes in general economic conditions and market developments, including inflation, interest rates, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;
•the impact of increased interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all;
•risks associated with our pending and recently closed transactions, including our ability or failure to realize the anticipated benefits thereof;
•our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us;
•the possibility that our pending and any future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate the pending transactions, or other delays or impediments to completing the transactions;
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
•the possibility that we identify significant environmental, tax, legal or other issues, including additional costs or liabilities, that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending or recently completed transactions;
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
You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, liquidity, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial may also harm our business. Some statements included in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business and Operations
We are and expect to continue to be significantly dependent on our tenants for substantially all of our revenues and, because our tenants are required to pay a significant portion of their cash flow from operations to us pursuant to, and subject to the terms and conditions of, our respective lease agreements and other agreements with them, an event that has a material adverse effect on any of our significant tenants could have a material adverse effect on us.
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Our two largest tenants, Caesars and MGM, comprise approximately 76% of our total leasing revenues for the year ended December 31, 2023. In addition, Caesars and MGM are obligated to pay us approximately $1.2 billion and $1.1 billion, respectively, in estimated annual payments for 2024 under our respective agreements with them. Because our leases are triple-net leases, in addition to the rent payment obligations for these tenants, we depend on these tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that our significant tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that any applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and rental and other payments due to us or others and these payments constitute a significant portion of their cash flow from operations. If income at our leased properties were to significantly decline for any reason, or if a tenant’s debt service requirements were to significantly increase or if their creditworthiness were to become impaired for any reason, a tenant or any applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, or results of operations, including our ability to make distributions to our stockholders. Additionally, these obligations may limit our tenants’ ability to fund their operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes by making investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and the ability of their applicable subsidiaries and guarantors to satisfy their obligations to us under the applicable lease agreements and the related guarantees, respectively. Moreover, given the importance of our significant tenants to our business, a failure on the part of a significant tenant to maintain its business performance or experience any deterioration of its creditworthiness could materially and adversely affect us, even in the absence of a default under our agreements with such tenant.
Due to our dependence on rental and other payments from our significant tenants as our primary source of revenue, we may be limited in our ability to enforce our rights under our lease agreements or other agreements with our significant tenants or terminate such other agreements or, due to our predominantly master lease structure, certain leases with respect to any particular property. Failure by our significant tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable Lease Agreement, requiring us to find another tenant for such property, to the extent possible, or a decrease or cessation of rental payments by such tenants, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenue and could have a material adverse effect on our business, financial condition, liquidity, results of operations and the value of our common stock.

We are dependent on the gaming industry and may be susceptible to risks associated with it, including heightened competition, changes in consumer behavior and discretionary spending as a result of an economic slowdown, increased inflation, rising interest rates, or otherwise, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
As the landlord and owner of gaming facilities, we are impacted by risks associated with the gaming industry, which is characterized by a high degree of competition among a large number of participants, including land-based casinos, riverboat casinos, dockside casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the United States and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. In recent years, there has been additional significant competition in the gaming industry as a result of, among other things, the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market, increased internet gaming and sports betting or legislative changes in various jurisdictions. As competing properties and new markets are opened, our tenants’ businesses may be adversely impacted and we may be negatively impacted. Additionally, the casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact the business, financial condition, results of operations and prospects of our gaming tenants, including our significant tenants.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, including casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. Decreases in discretionary spending or changing consumer preferences and weakened general economic conditions such as, but not limited to, recessions, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, inflation, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, instability in global, national and regional economic activity and increased stock market volatility have historically resulted in material adverse effects on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming industry and, as a result, may negatively impact our business, financial condition, and operating cash flows. Other factors over which we and our tenants have no control, including public health crises, labor shortages, travel restrictions, supply chain disruptions and property closures, may also adversely affect the gaming industry.
Therefore, so long as our investments are concentrated in gaming-related assets, our success is dependent on the gaming industry. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because, among other things, a component of the rent under certain of the lease agreements will be based, over time, on the performance of the gaming facilities operated by our tenants on our properties. As a result of such dependence on the gaming industry, the immediate and long-term effects of the foregoing on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
Our properties on the Las Vegas Strip generated approximately 49% of our total revenues for the year ended December 31, 2023 and we expect this concentration to continue in the foreseeable future. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the availability of interstate highway travel to Las Vegas, as well as the impact of any events that disrupt travel to and from Las Vegas can adversely affect the business of our tenants with operations in Las Vegas, who rely on domestic and international tourism for a significant portion of their visitors to our properties in Las Vegas. Additionally, work stoppages and other labor unrest, strikes or other business interruptions in Las Vegas could impact our tenants’ operations at our properties on the Las Vegas Strip. Moreover, due to the importance of our properties on the Las Vegas Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and climate change impacts, including heat stress, water stress, and drought, should such developments occur in or nearby, or otherwise impact, Las Vegas.

Our pursuit of acquisitions of, and investments in, experiential assets and other strategic opportunities are in a highly competitive industry and may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with such acquisitions or investments.
We intend to continue to pursue acquisitions of, and investments in, gaming, hospitality, wellness, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets”, and other strategic opportunities. However, we operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are larger and have greater resources, access to capital and lower costs of capital or different investment parameters. Increased competition will make it more challenging to identify and successfully capitalize on transaction opportunities that meet our investment objectives, including with respect to experiential assets and other strategic opportunities. If we cannot identify and purchase or make investments in a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance transactions on commercially favorable terms, our business, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance these strategic investments and transactions. As a result, if debt or equity financing is not available on acceptable terms, further transactions might be limited or curtailed.
Pursuant to our investment strategy, we may often be engaged in evaluating potential transactions and other strategic alternatives, including through discussions with potential counterparties. We anticipate that the investigation of such transactions and strategic alternatives, including the negotiation, drafting, and execution of relevant agreements with respect to such transactions and strategic alternatives, will require substantial management time and attention and may impose substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to proceed with a specific transaction, or if we fail to consummate a transaction for any reason, including those beyond our control, the costs incurred up to that point for the proposed transaction likely would not be recoverable and significant management time will have been lost, which could have a material adverse effect on us. Additionally, we may not identify all potential costs and liabilities in the course of our due diligence in connection with these opportunities. In the event that a cost or liability is not adequately identified in the course of such due diligence or addressed in the course of negotiating such transaction, we may not fully realize the anticipated benefit of such transaction, if at all, or our business, financial condition and results of operations could be adversely affected.
Further, even if we are able to acquire or invest in additional properties in the future, there is no guarantee that such properties will be able to maintain their historical performance or achieve their projected performance, which may prevent the ability of our tenants to pay the partial or total amount of the required lease payments under the respective lease agreements or our borrowers to fulfill their payment obligations under the applicable agreement. In addition, our financing of these acquisitions and investments could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of new equity, which would be dilutive to existing stockholders. Due to market considerations and in light of the timing typically required to obtain regulatory approvals for gaming transactions, any such financing may take place substantially in advance of closing of such transaction (and the receipt of rent or other payments under a lease or other applicable agreement) and negatively impact our operating results during such period. In addition, we cannot make assurances that we will be successful in implementing our business and growth strategies or that any additional transactions will improve our operating results. The failure to identify and acquire or invest in new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to make distributions to our stockholders.
We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.
The ownership, operation, and management of gaming and racing facilities are subject to extensive regulation by one or more gaming authorities in each applicable jurisdiction where gaming and racing facilities are permitted. These gaming and racing regulations impact our gaming and racing tenants and persons associated with our gaming and racing facilities, which in many jurisdictions include us as the landlord and owner of the real estate. Certain gaming authorities may require us and/or our affiliates to maintain certain licenses or be found suitable as a landlord, and certain of our stockholders, officers and directors may be required to be found suitable as well. Gaming regulatory authorities also have broad powers with respect to the licensing of casino operations and, under certain circumstances, gaming authorities may revoke, suspend, condition or limit the gaming or other licenses of us or our tenants, impose substantial fines or take other actions, any one of which could adversely impact the business, financial condition and results of operations of us or our tenants.

In many jurisdictions, gaming laws can require certain of our stockholders to file an application, be investigated, and qualify or have such person or entity’s suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether a stockholder is required to file an application and whether an applicant should be deemed suitable. Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we engage in certain transactions with that stockholder or fail to cause that stockholder to relinquish his or her securities. Our charter provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding.
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
Our gaming tenants are (and any pending and future tenants of our gaming properties will be) required to be licensed under applicable law in order to operate any of our properties as gaming facilities. If the lease agreements for our gaming properties are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate our properties as gaming facilities. Any delay in, or inability of, the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the lease agreements for our gaming properties are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming facilities, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
In addition, given the highly regulated nature of the gaming industry, any future transactions we enter into (including pursuant to our put-call, right of first offer and right of first refusal agreements) are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a transaction (including with respect to the future entry into a new lease agreement) is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction.

We are subject to additional risks due to our international investments and acquisitions, including properties that we own, or may acquire in the future, outside the United States.
The value of the PURE Portfolio, the Century Canadian Portfolio and any other properties in which we invest or acquire in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions. The laws and business practices of foreign jurisdictions may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to, the following: (i) the burden of complying with non-U.S. laws, including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) imposition of adverse or confiscatory taxes, changes in income and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in other countries; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States.
Under certain of our lease agreements, rent is payable in foreign currencies with respect to some or all of the properties under the applicable lease agreements. In addition, we have incurred and may continue to incur indebtedness that is denominated in foreign currencies to fund our international investments, including, for the PURE Portfolio and Century Canadian Portfolio acquisitions. As of December 31, 2023, we had an aggregate of $173.8 million in outstanding debt under our Revolving Credit Facility, including portions denominated in Canadian dollars and Great British Pounds (based on the applicable exchange rates as of December 31, 2023). As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between these foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment or receive significant rental revenue may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial condition and results of operations. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements or these arrangements may be insufficient to mitigate our exposure.
Our long-term, triple-net leases include rent escalations over specified periods that will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements, and such lease agreements may not result in fair market lease rates over time, which could negatively impact our financial condition, results of operations and cash flows and reduce the amount of funds available to make distributions to stockholders.
All of our rental revenue and a substantial majority of our total revenue is generated from our long-term triple-net lease agreements and, consistent with typical triple-net leases, our lease agreements have longer lease terms, with a weighted average lease term (inclusive of extension options) of all of our lease agreements as of December 31, 2023 of 41.3 years. See Item 1 “Business-Our Lease Agreements” and Item 1 “Business-Our Relationship with Caesars and MGM” for additional information regarding such agreements. Our lease agreements contain annual escalation provisions, certain of which are tied to changes in CPI (or similar metrics with respect to other geographies), although these annual escalators in some cases do not apply until future periods as specified under the applicable lease agreements. In addition, certain of these annual escalators are subject to a maximum cap, which could result in lower rent escalation than any such CPI increase in a single year or over a longer period. For example, under the MGM Master Lease, the escalator is fixed at 2.0% for years two through ten of the MGM Master Lease and, for the remainder of the term, the escalator is the greater of 2.0% and CPI, subject to a 3.0% cap. Inflation as measured by changes in CPI increased at an average of 3.4% in 2023. Accordingly, there is a risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. Sustained inflation rates that are above any CPI escalator cap could, over time, result in our receiving rental income below fair market lease rates, which could adversely impact the fair value of the assets, our results of operations and cash flows.
In addition, the annual rent escalations under the lease agreements over specified periods will generally continue to apply regardless of the amount of cash flows generated by the properties that are subject to such lease agreements. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated in connection with any capital improvement projects, the rents payable under such lease agreements will comprise a higher percentage of the cash flows generated by the applicable tenant and its subsidiaries, which could make it more difficult for the applicable tenants to meet their payment obligations to us under the lease agreements and could ultimately adversely affect any applicable guarantor’s ability to satisfy their respective obligations to us under the related guarantees. Finally, our tenants may choose not to renew our lease agreements at the end of the initial lease term or any additional renewal term thereafter. If a lease agreement expires without renewal and we are not able to find suitable, credit-worthy tenants to replace the previous tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all. As a result, our results of operations and cash flows and distributions to our stockholders could be lower than they would otherwise be if we did not enter into long-term triple net leases, or entered into such leases on different terms.
Our ability to sell, dispose of and use our properties may be limited by the contractual terms of our lease agreements, tax protection agreements or other agreements with our tenants, or otherwise impacted by matters relating to our real estate ownership.
Our ability to sell or dispose of our properties may be hindered by, among other things, the fact that such properties are subject to the lease agreements, as the terms of the lease agreements require that a purchaser assume the lease agreements or, in certain cases, enter into a severance lease with the tenants for the sold property on substantially the same terms as contained in the applicable lease agreement, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale. Additionally, our properties may be subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease space to third parties, enforce our rights as a lender and otherwise realize additional value from these properties. In connection with certain of our transactions, including the MGP Transactions (as defined in Note 3 - Real Estate Transactions), we entered into tax protection agreements which could limit our ability to sell or otherwise dispose of the subject property or properties contributed to us, and we may enter into such agreements in the future. Therefore, although it may be in the best interests of our stockholders for us to sell a certain property, it may be economically prohibitive for us to do so during the specified period because of a tax protection agreement.
For example, in connection with the MGP Transactions, we entered into the MGM Tax Protection Agreement pursuant to which, subject to certain exceptions, we agreed to indemnify the Protected Parties (as defined in the MGM Tax Protection Agreement) for certain tax liabilities, during the Protected Period (as defined in the MGM Tax Protection Agreement), resulting from (i) the sale, transfer, exchange or other disposition of Protected Property (as defined in the MGM Tax Protection Agreement), (ii) a merger, consolidation, or transfer of all of the assets of, or certain other transactions undertaken by us pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (iii) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to the Protected Parties, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (iv) the failure of VICI OP or us to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In addition, the MGM Grand/Mandalay Bay JV previously entered into a tax protection agreement with MGM with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay, which is effective through mid-2029, and by acquiring MGP and subsequently the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV, we bear any indemnity under this existing tax protection agreement. In the event that we breach restrictions in these agreements, we will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach.
We are exposed to risks related to our properties that are subject to ground and use lease arrangements which could adversely affect our results of operations.
We are and may in the future be the lessee under long-term ground lease arrangements at certain of our properties or make investments into properties that are subject to long-term ground lease arrangements. Unless we purchase a fee interest in the underlying land and/or buildings subject to the leases, we will not own such properties or portions of such properties, as the case may be. Furthermore, unless we extend the terms of these ground and use leases prior to expiration, we will no longer have rights with respect to these properties or portions of the properties, as the case may be, upon expiration of the applicable ground leases, which could impact our tenant’s ability to operate the property, to the extent the portions of property covered under the applicable ground and/or use lease are material to the operations of the property, and our rights and obligations under applicable lease agreements, which could adversely affect our business, financial condition and results of operations. Furthermore, payments under such leasehold interests may be periodically adjusted pursuant to the relevant contractual arrangements and may result in significantly higher rents, and while such payments are the responsibility of our tenants under the respective lease agreements, such increases could adversely affect us and our tenants’ business, financial condition and results of operations. Additionally, due to the greater risk in a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to our investments secured by a leasehold interest, including if the borrower were to default under the terms of our loan or violate the terms of such ground lease.
We may not be able to purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal agreements and right of first offer agreements, including if we are unable to obtain additional financing.
Pursuant to certain put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements, as further described in Item 1 "Business - Our Embedded Growth Pipeline", we have certain rights to purchase the properties subject to these agreements, subject to the terms and conditions included in each agreement with respect to each property. In many cases, the counterparties to these agreements are not obligated to sell the applicable properties and our right to purchase these properties under these agreements may never be triggered. Additionally, in order to exercise these rights and any similar rights we obtain in the future or to fulfill our obligations with respect to certain put rights, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms, or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties, or to fulfill our obligations with respect to certain put rights. Even if financing with acceptable terms is available to us, we may not exercise any of these rights. Further, each of the transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
These agreements are subject to additional terms and conditions that may be disadvantageous to us. For example, the put-call agreement with respect to the Caesars Forum Convention Center also provides that if Caesars exercises their put right and, among other things, the sale of the Caesars Forum Convention Center to us does not close, under certain circumstances, a repurchase right in favor of Caesars, which, if exercised, would result in the sale of the Harrah’s Las Vegas property by us to Caesars. Such a sale may be at disadvantageous terms and could have a material adverse effect on our business, financial condition, results of operations and prospects.
The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the lease agreements, the related guarantees or loan agreements and certain lease agreements being re-characterized as disguised financing transactions, resulting in material losses to us.
We are subject to the credit risk of our tenants and borrowers in connection with the rental and other obligations owed to us under applicable leases, guarantees, and other financing agreements. We cannot provide assurances that our tenants and borrowers will not default on their obligations and fail to make payments to us. If our tenants and borrowers are unable to meet their financial obligations, including making rental or loan payments to us, as applicable, such inability may result in their bankruptcy or insolvency. In addition, in the event of a bankruptcy of our tenants, borrowers or their respective guarantors, any claim for damages under the applicable lease, loan agreement or guarantee may not be paid in full. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Furthermore, with respect to tenants whose obligations are guaranteed by a single guarantor (including Caesars and MGM), although the tenants’ performance and payments are guaranteed, a default by the applicable tenant, or by the guarantor with respect to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the respective lease agreements. In event of such a default, there can be no assurances that the tenants or the guarantor would assume the applicable lease agreements or the related guarantees, and if such lease agreements or guarantees were rejected, the tenant or the guarantor, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms.
In addition, if Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes certain components of our transactions with Caesars in connection with the merger between Eldorado Resorts, Inc. and Caesars in 2020 as a disguised financing transaction, specifically our modifications of the Caesars Las Vegas Master Lease to increase the annual rent payable to us associated with Caesars Palace Las Vegas and Harrah’s Las Vegas. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the Caesars Transaction could either be secured or unsecured. The bankrupt tenant and other affiliates of Caesars and their creditors under this scenario might have the ability to restructure the terms, including the amount owed to us under the applicable lease with respect to the additional rent, and, if approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the Caesars Transaction, and our business, results of operations and financial condition could be materially and adversely affected.
We may sell or divest different properties or assets after an evaluation of our portfolio of businesses. Such sales or divestitures could affect our costs, revenues, results of operations, financial condition and liquidity.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject, if applicable, to the terms of the lease agreements. For example, in 2020 and 2021, we, together with Caesars, sold Harrah’s Reno, Bally’s Atlantic City and Harrah’s Louisiana Downs in accordance with the terms of the Caesars Regional Master Lease. These sales or divestitures could affect our business, results of operations, financial condition, liquidity and our ability to comply with applicable financial covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested assets, and potential post-closing claims for indemnification. In addition, economic conditions, such as high inflation or rising interest rates, and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts with respect to potential sales or divestitures.
Our properties and the properties securing our loans are subject to risks from climate change, natural disasters, other adverse or extreme weather conditions, casualty and condemnation risks, and terrorist attacks or other acts of violence, the occurrence of which may adversely affect our results of operations, financial condition and liquidity.
Pursuant to an assessment from a third-party environmental consultant in 2022, we evaluated the degree of risk to which our individual properties and overall portfolio are subject due to the potential impact of flooding, heat stress, water stress, drought, extreme winds, wildfires, and seismic events, as well as other extreme weather conditions caused by climate change and determined that our properties and our borrowers’ properties secured as collateral are located in areas that may be subject to risks from climate change, natural disasters and adverse or extreme weather conditions, and therefore are subject to varying degrees of risk with respect to these potential impacts. The assessment determined that our properties are subject to varying degrees of risk with respect to these potential impacts and, with respect to our overall portfolio, we determined that flooding, water stress and heat stress pose the greatest material risk to our properties, including: (i) water stress and heat stress risks at our Nevada properties; (ii) flooding, heat stress and wind risks at our properties in the Southeast United States; (iii) flooding and heat stress risks in the Midwest United States; and (iv) flooding risks at our properties in the Northeast United States and West Virginia. Such natural disasters or weather conditions may decrease the value of our properties through physical damage, a decrease in economic activity and demand and/or a decrease in rent for the properties located in the areas affected by these conditions and may adversely affect the viability of our tenants’ operations and continued investment in our properties, as well as the value of such properties. In Las Vegas and the surrounding region, a significant majority of water is sourced from the Colorado River and water levels in Lake Mead, which serves as a reservoir, have steadily declined in recent years (with a partial recovery in 2023), resulting in various regulatory bodies pursuing water conservation initiatives. Severe drought or prolonged water stress experienced in Las Vegas and the surrounding region or in the other regions in which we own properties, as well as the potential impact of regulatory efforts to address such conditions, could adversely affect the business and financial results of the tenants operating at our properties in such regions.
Although the tenants and borrowers, as applicable, are required to maintain both property and business interruption insurance coverage under the applicable lease agreements, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. In addition, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. As a result, we cannot make assurances that we or our tenants will be able to fully insure such losses or fully collect, if at all, on claims resulting from such climate change impacts, natural disasters and extreme weather conditions. If any of the climate and extreme weather scenarios described above were to occur, we may incur material costs to address these conditions and protect such assets (to the extent not covered by our tenants under the terms of our leases). Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss, and the insurance proceeds received might not be adequate to restore the economic position with respect to such property. If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Furthermore, under such circumstances we may be required under the terms of the MGM Grand/Mandalay Bay JV CMBS loan agreement to contribute all or a portion of insurance proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the insurance proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we or our tenants may not have sufficient liquidity to otherwise fund the repairs and may be required to obtain additional financing, which could materially and adversely affect our business, financial condition, liquidity, and results of operations. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change.
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

Terrorist attacks or other acts of violence, including increasing crime rates, may result in declining economic activity, which could harm the demand for services offered by our tenants and the value of our properties or collateral, either generally or with respect to a specific region or property. Such a resulting decrease in demand could make it difficult for us to renew or re-lease our properties to suitable, credit-worthy tenants at lease rates equal to or above historical rates. Terrorist activities, violence or crime also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our business, results of operations and cash flows. To the extent that any of our tenants or borrowers are affected by future terrorist attacks, acts of violence or crime, its business similarly could be adversely affected, including the ability of our tenants or borrowers to continue to meet their obligations to us. These events might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital or materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and our General Counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business and prospects. We do not have key man or similar life insurance policies covering members of our executive management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. In addition, the appointment or replacement of certain key members of our executive management team may be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in certain of the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. For example, we engaged a third‐party environmental consulting firm who performed a regulatory compliance risk assessment that found that four of our properties are currently subject to active energy use benchmarking requirements due to their location. Although we do not operate or manage most of our properties, as they are subject to triple-net leases, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release, and to preserve claims for damages. Further, some environmental laws create a lien on a contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.
Although under the lease agreements, our tenants are required to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the applicable tenants or guarantors to indemnify us. In addition, the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease our properties or to borrow using our properties as collateral, which could adversely affect our business, financial condition, liquidity, results of operations and prospects.
We face risks associated with cybersecurity incidents and other significant disruptions of our information technology (IT) networks and related systems or those IT networks and systems of third parties.
We use our own IT networks and related systems to access, store, transmit, and manage or support a variety of our business processes and information. We face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems, including as a result of cybersecurity attacks or intrusions over the internet, malware or ransomware, computer phishing attempts and other forms of social engineering. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events have had a material impact on our business, operations or financial results. These and future cybersecurity incidents or other disruptions may be caused by individuals within our organization, individuals outside our organization with authorized access, or by unauthorized individuals from outside our organization. The risk of such incidents, particularly through cyber attacks or intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased due to the growing number, intensity, and sophistication of attempted attacks and intrusions worldwide. Although we make efforts to maintain the security and integrity of our IT networks and related systems and have implemented various measures to manage these risks, there can be no assurance that our security efforts and measures will be effective or that attempted incidents or disruptions would not be successful or damaging to our operations. A cybersecurity incident or significant disruption involving our IT networks and related systems could, among other things: (i) disrupt the proper functioning of our networks and systems; (ii) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (iii) lead to our inability to monitor or maintain compliance with applicable legal and regulatory requirements; (iv) result in unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which unauthorized parties could use for competitive purposes or disruptive, destructive or otherwise harmful outcomes; (v) require significant management attention and resources to address or remedy any resulting damages; (vi) expose us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; (vii) subject us to regulatory enforcement actions, including penalties, fines and investigations; and (viii) damage our reputation among our tenants and investors. Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions with respect to, and the market price of, our common stock. Additionally, increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in the interpretation of laws, could increase our compliance and operation cost or otherwise harm our business.
In the conduct of our business, we and our tenants rely on relationships with third parties, including cloud data storage and other information technology service providers, contractors, and other external business partners, for certain functions or services in support of key portions of our operations. These third-party entities are subject to similar risks relating to cybersecurity, business interruption, and systems and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business. Although we may be entitled to damages if relevant third parties fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
There may be exceptions to our insurance coverage that result in our insurance policies not covering some or all aspects of a cybersecurity incident. Even where a cybersecurity incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that may be required in the wake of a cybersecurity incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on us. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage for any future claim.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
The brands under which our properties are operated are trademarks of their respective owners. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we will be reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, as such properties may not enjoy comparable recognition or status under a different brand. A transition of management away from one of our tenants could also affect such property’s overall strategy and financial performance, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•changes in our operating performance, earnings, revenues or adjusted funds from operations per share estimates;
•changes in market interest rates that may cause purchasers of our shares to demand a higher yield;
•changes in general economic conditions and market developments, including inflation, interest rates, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the United States or global economy;
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
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2023, we had approximately $17.1 billion in long-term indebtedness, and we also had $2.3 billion of available capacity to borrow under the Revolving Credit Facility (with the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions).
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
If any one of these events were to occur, our business, financial condition, liquidity, results of operations, cash flows and our ability to satisfy our debt service obligations, pay distributions to our stockholders or refinancing existing or future indebtedness could be materially and adversely affected.
Interest rates have increased, and may continue to do so, increasing our overall interest rate expense, which could adversely affect our stock price.
Interest rates have increased from historic lows, and the extent to which interest rates continue to rise or the duration of such heightened interest rates are uncertain. The rise in interest rates has increased our overall interest rate expense and may, along with any future interest rate increases, have an adverse impact on our ability to pay distributions to our stockholders. In addition, in an elevated interest rate environment, new debt, whether fixed or variable, is likely to be more expensive than debt that is being refinanced, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates. In the event we replace or refinance maturing debt with new debt at higher interest rates, our overall interest rate expense will increase. This risk can be managed or mitigated by utilizing interest rate protection products including interest rate swaps and forward starting interest rate swaps. Although we have previously used and currently use such products with respect to a portion of our indebtedness, there is no assurance that we will use such products in the future, we will utilize any of these products effectively or that such products will be available to us.
Further, the dividend yield on our common stock (i.e., the annualized distributions per share of our common stock as a percentage of the market price per share of our common stock) will influence the market price of such common stock. Thus, sustained increases in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield. In addition, elevated interest rates would likely increase our borrowing costs and potentially decrease our cash available for distribution. Thus, elevated market interest rates could also cause the market price of shares of our common stock to decline.
Disruption in the equity capital and credit markets may adversely affect our ability to access external funding for our growth and ongoing debt service requirements.
We are reliant on the capital and credit markets to finance our growth because we are required to distribute to our stockholders an amount equal to at least 90% of our taxable income (other than net capital gains) each year in order to maintain our qualification as a REIT. We expect to issue additional equity and incur additional indebtedness in the future to finance new asset acquisitions or investments or investments in our existing properties through our Partner Property Growth Fund, refinance our existing indebtedness, or for general corporate or other purposes. Our access to financing (both equity and debt) on favorable terms, or at all, depends on a variety of factors, many of which are outside of our control, including general economic conditions, such as interest rate changes, inflation, economic recessions, contractions or slowdowns, our credit ratings and outlook, the willingness of lending institutions and other debt investors to grant credit to us and general conditions in the capital and credit markets, including price volatility, dislocations and liquidity disruptions. In addition, when markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and financial institutions may not have the available capital to meet their previous commitments to us under the Revolving Credit Facility. The failure of financial institutions to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain additional financing, or financing on favorable terms, that we may need for future growth and/or to refinance our existing indebtedness. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements (including refinancing our existing indebtedness), or that a sufficient amount of financing will be available to us on favorable terms, or at all.
Adverse changes in our credit ratings may affect our borrowing terms and capacity.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Two out of the three national credit rating agencies currently rate VICI as investment grade. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial condition, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Our credit rating may affect the amount of capital we can access, as well as the terms of any financing we obtain, and there is no guarantee that we will realize increased access to capital or improved terms with respect to any financing we obtain as a result of credit rating upgrades (or that we will be able to maintain such upgraded credit ratings). Because we rely in part on debt financing to fund growth, an adverse change in our credit ratings, including actual changes and changes in outlook, or even the initiation of a review of our credit ratings that could result in an adverse change, could have a material adverse effect on us.
A breach or default of covenants in our debt agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to incur additional debt, sell certain asset and restrict certain payments, among other things. In addition, we are required to comply with certain financial maintenance covenants. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, our debt holders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Defaults under our debt instruments could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
We use derivatives from time to time to hedge certain of our liabilities, which may include anticipated liabilities and foreign currency risk. Although the counterparties of these arrangements are major financial institutions, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions. Any such reduced gains or losses from these derivatives may adversely affect our business or financial condition.
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
Even if we retain our REIT status, if MGP, which merged into our existing subsidiary pursuant to the MGP Transactions, loses its REIT status for a taxable year ending on or before the effective time of the MGP Transactions, we would be subject to adverse tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:
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
•assuming that we otherwise maintained our REIT qualification, we would be subject to corporate-level tax on the built-in gain in each asset of MGP existing at the time of the MGP Transactions if we were to dispose of such MGP asset during the five-year period following the MGP Transactions; and
•assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by MGP for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if we do not timely distribute those earnings and profits, we could fail to qualify as a REIT).
In addition, if there is an adjustment to MGP’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain MGP’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
As a result of these factors, our failure or MGP’s failure (before the MGP Transactions) to qualify as a REIT could impair our ability to expand our business and raise capital, and would materially adversely affect the market value of our common stock.
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
In the event that we recognize a significant gain from cash settlement of a forward sale agreement, the U.S. federal income tax treatment of the cash that we receive in such instance is unclear and could impact our ability to meet the REIT qualification requirements.
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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity
Cybersecurity Program
Our cybersecurity and information technology (“IT”) program includes a number of safeguards, such as network segmentation, conditional analysis, external threat monitoring, access and authentication controls, incident response planning and testing of controls and procedures. We assess for internal and external vulnerabilities through the use of quarterly vulnerability scanning, annual third-party penetration testing and periodic cybersecurity maturity assessments. The results from these assessments are comprehensively addressed based on risk priority and are used to continually improve our cybersecurity risk posture.
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, conducting due diligence in connection with onboarding new vendors and annual due diligence with respect to key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available.
Our employees receive regular cybersecurity training to address a broad range of key and emerging issues. In addition, we provide additional periodic training modules to address emerging threats or trends within the cybersecurity environment, perform regular simulated phishing exercises and require comprehensive cybersecurity training for all new employees.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
We utilize expert cybersecurity independent consultants, including a contracted Chief Information Security Officer (“CISO”) and additional third-party managed service providers, who work with and reports to our Vice President of Accounting and Administration (“VPAA”) to identify potential risks from cybersecurity threats and proactively mitigate their potential impact. The CISO and related team have extensive experience in assessing, detecting, responding and mitigating cybersecurity risk, including holding several different relevant certifications as well as experience working with, and assessing cybersecurity risk of, IT managed service providers.
The CISO and his related team perform regular assessments and vulnerability tests and work with other third-party service providers to perform penetration testing and periodic cyber maturity assessments on our behalf through our Enterprise Risk Management (“ERM”) framework. Our CISO and related team work with our VPAA and third-party managed service provider to manage IT troubleshooting and user experience. Additionally, along with our own relationships, we benefit from the extensive third-party service provider relationships of our CISO, which may be used to assist with cybersecurity containment and remediation efforts.

We perform specific cybersecurity risk assessments, which are informed by our ongoing vulnerability assessments, external penetration testing and cybersecurity maturity assessments, among other items. Additionally, cybersecurity and IT is also an element of the ERM assessment performed by management on an annual basis, with quarterly reassessments, under the supervision of the Audit Committee and Board of Directors.
In the event of a cybersecurity incident, we maintain a regularly tested incident response program, including response programs specifically designed for common threats. Pursuant to our escalation protocols, designated personnel, including our CISO and VPAA, along with appropriate members of our management and executive team, are responsible for assessing the severity/priority of a cybersecurity incident and associated threat, containing the threat, and remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.
Governance
Our Audit Committee, in connection with the Board of Directors, maintains oversight of our Enterprise Risk Management framework, including oversight over our cybersecurity and information technology policies and programs.
The CISO and VPAA meet with our IT Executive Committee, comprised of all of our executive officers, on at least a quarterly basis to oversee our cybersecurity and IT framework and more frequently in the event of significant cybersecurity developments. Our management team, including our CISO, updates the Audit Committee and Board of Directors at least twice a year with respect to key developments and updates relating to our cybersecurity and IT infrastructure and the overall threat environment, including recent and emerging trends. With respect to any significant cybersecurity events or incidents, the VPAA, along with the IT Executive Committee, reports to the Board of Directors promptly in accordance with our escalation protocols, as appropriate, depending on the nature of the events.
Cybersecurity Risks
To date, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For more information regarding cybersecurity risks, see “Item 1A. Risk Factors.”

ITEM 2.	Properties
Our geographically diverse portfolio consists of 93 experiential assets as of December 31, 2023, consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip, approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2023, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VICI Properties Inc.
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 21, 2024, there were 1,042,679,525 shares of common stock issued and outstanding that were held by 313 stockholders of record. The number of stockholders of record does not include beneficial owners of shares registered in nominee or street name.
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
Recent Sales of Unregistered Securities
VICI did not sell any unregistered equity securities during the year ended December 31, 2023.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2023, VICI did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
VICI Properties LP
Market Information
There is no established public trading market for limited partnership units of VICI LP.
Holders
As of February 22, 2024, there was one holder of record of limited partnership units of VICI LP.
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
Recent Sales of Unregistered Securities
VICI LP did not sell any unregistered equity securities during the year ended December 31, 2023.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2023, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
Stock Performance Graph
The graph below compares our cumulative total stockholder return for the period from December 31, 2018 to December 31, 2023 on our common stock with the cumulative total returns of the S&P 500 Index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2018 until December 31, 2023. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Comparison of Cumulative Total Returns
for the Period from December 31, 2018 to December 31, 2023
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
VICI Properties Inc.	$100.0	$143.2	$151.7	$187.8	$212.3	$220.0
MSCI US REIT Index	$100.0	$125.9	$116.4	$166.6	$125.8	$143.0
S&P 500	$100.0	$131.5	$155.6	$200.3	$164.0	$207.0

ITEM 6.	[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of VICI Properties Inc. and VICI Properties L.P. for the year ended December 31, 2023 should be read in conjunction with the audited consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A. of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, entertainment and leisure destinations. Our geographically diverse portfolio currently consists of 93 experiential assets consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada. Our portfolio also includes certain real estate debt investments, most of which we have originated for strategic reasons in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip. We conduct our operations as a REIT for U.S. federal income tax purposes. We conduct our real property business through our operating partnership, VICI OP, and our golf course business through a TRS, VICI Golf. For additional information with respect to our business and operations, refer to Item 1. - Business.
Key 2023 Highlights
Operating Results
•Collected 100% of rent in cash.
•Total revenues increased 38.9% year-over-year to $3.6 billion.
•Net income attributable to common stockholders increased 124.9% year-over-year to $2.5 billion, and net income attributable to common stockholders per diluted share increased 94.8% to $2.47, primarily due to the impact of our CECL allowance in the prior year and the timing of our transaction activity.
•AFFO increased 29.1% year-over-year to $2.2 billion and AFFO per diluted share increased 11.8% to $2.15.
Significant Achievements
•Invested over $4.1 billion to acquire 51 properties and added $291.5 million in annualized rent to our portfolio.
◦Made first international property investments through the acquisition of eight gaming assets in Canada.
◦Acquired 39 other experiential properties, representing our inaugural investments in the sports and family entertainment categories.
•Originated six debt investments totaling $698.2 million of commitments.
◦Made first international loan investments in connection with our partnership with Cabot, in Saint Lucia and Scotland.
◦Funded new and existing loan commitments totaling $959.1 million.
•Announced an increase in our quarterly cash dividend to $0.415 per share (or $1.66 per share on an annualized basis) in the third quarter of 2023, representing a 6.4% increase compared to our previous quarterly dividend.
•Completed a 30,302,500 share forward equity offering with an aggregate offering value of $1.0 billion, which was settled in each of April, July and October 2023 for aggregate net proceeds of $960.5 million.
•Sold 21,365,397 forward shares under our ATM program during the year with an aggregate offering value of $643.0 million and settled 29,788,250 forward shares outstanding under our ATM program for aggregate net proceeds of $945.7 million.

SUMMARY OF SIGNIFICANT ACTIVITIES
Acquisition and Leasing Activity
The following table summarizes our acquisition and leasing activity (each as defined in the column titled “Transaction”) for the year ended December 31, 2023:

($ in millions)
Transaction	Date	Guarantor	Lease Agreement	Purchase Price		Initial Annual Rent		Number of Properties
Chelsea Piers Sale-Leaseback Transaction (1)	December 18, 2023	Chelsea Piers	Chelsea Piers Lease	$342.9		$24.0		1
Bowlero Sale-Leaseback Transaction	October 19, 2023	Bowlero	Bowlero Master Lease	432.9		31.6		38
Century Canadian Portfolio Sale-Leaseback Transaction	September 6, 2023	Century	Century Master Lease	162.5	(2)	12.7	(3)	4
Rocky Gap Casino Acquisition	July 5, 2023	Century	Century Master Lease	203.9		15.5		1
Gold Strike Severance Lease	February 15, 2023	CNB	CNE Gold Strike Lease	—		40.0	(4)	1
MGM Grand/Mandalay Bay JV Interest Acquisition	January 9, 2023	MGM	MGM Grand/Mandalay Bay Lease	2,758.9	(5)	151.6	(6)	2
PURE Canadian Gaming Sale-Leaseback Transaction	January 6, 2023	PURE Canadian Gaming	PURE Master Lease	200.8	(7)	16.1	(8)	4
Total				$4,101.9		$291.5
____________________
(1) Investment represents acquisition of the existing leasehold interest associated with Chelsea Piers from Chelsea Piers L.P. in a sale-leaseback transaction. The $71.5 million outstanding Chelsea Piers loan was repaid in full and terminated in connection with the closing of the acquisition.
(2) Amount represents USD equivalent to C$221.7 million investment based on the exchange rate at the time of closing.
(3) Amount represents USD equivalent to C$17.3 million rent based on the exchange rate at the time of closing.
(4) Simultaneous with the entrance into the CNE Gold Strike Lease, we entered into an amendment to the MGM Master Lease in order to account for MGM’s divestiture of the operations of Gold Strike and to reduce the annual base rent by $40.0 million.
(5) Amount includes the assumption of BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030.
(6) Amount represents our pro-rata share of the MGM Grand/Mandalay Bay Lease which had total annual rent of $303.8 million upon closing.
(7) Amount represents USD equivalent to C$271.9 million investment based on the exchange rate at the time of closing.
(8) Amount represents USD equivalent to C$21.8 million rent based on the exchange rate at the time of closing.
Real Estate Debt Investment Activity
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the year ended December 31, 2023:

($ in millions)
Real Estate Debt Investment	Date	Investment Type	Commitment	Collateral
Cabot Highlands Loan (1)	December 19, 2023	Senior Secured Loan	$10.9	Luxury golf resort development in the Scottish Highlands
Kalahari Virginia Loan	December 7, 2023	Mezzanine Loan	212.2	907-key indoor waterpark resort in Thornburg, VA under development
Cabot Saint Lucia	November 3, 2023	Senior Secured Loan	100.0	Luxury golf resort development in Saint Lucia, Virgin Islands
Canyon Ranch Lenox and Tucson Loan (2)	August 22, 2023	Senior Secured Loan	140.1	Canyon Ranch Tucson and Canyon Ranch Lenox wellness resorts
Canyon Ranch Preferred Equity	July 26, 2023	Preferred Equity Investment	150.0	Equity interests in controlling entity of Canyon Ranch
Hard Rock Ottawa Notes (2)	March 28, 2023	Senior Secured Notes	85.0	Hard Rock Ottawa Hotel & Casino
Total			$698.2
____________________
(1) Amount represents USD equivalent to £9.0 million based on the exchange rate at the time of closing.

(2) In connection with the Canyon Ranch Lenox and Tucson Loan and Canyon Ranch Preferred Equity Investment, we entered into (i) a call right agreement for Canyon Ranch Tucson and Canyon Ranch Lenox, and (ii) a right of first financing agreement to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and redevelopment of future wellness resorts. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple net master lease with the Company. Refer to Item 1 - Our Growth Agreements for further details.
Financing and Capital Markets Activity
•January 2023 Offering. On January 12, 2023, we completed a primary offering of 30,302,500 shares of common stock (inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock) at a public offering price of $33.00 per share for an aggregate offering value of $1.0 billion, resulting in net proceeds, after deduction of the underwriting discount and expenses, of $964.4 million. The shares are subject to forward sale agreements (the “January 2023 Forward Sale Agreements”), which required settlement by January 16, 2024. We did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates. In April, July, August and October 2023, we physically settled the January 2023 Forward Sale Agreements (as defined in Note 11 - Stockholders Equity) in exchange for total net proceeds of approximately $960.5 million.
•At-The-Market Offering Programs. During the year ended December 31, 2023, we sold an aggregate of 21,365,397 shares under the ATM Program (as defined in Note 11 - Stockholders Equity), all of which were subject to forward sale agreements, for estimated aggregate net value of $634.6 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates. In October 2023, we physically settled all the then outstanding forward shares issued under the ATM Program in exchange for total net proceeds of approximately $249.1 million.
•Entry into Forward-Starting Interest Rate Swap Agreements. During the year ended December 31, 2023, we entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million intended to reduce the variability in the forecasted interest expense related to the fixed-rate debt we expect to refinance.
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Tenant and Industry Performance
Our tenants and the guarantors of their respective obligations, as applicable, under our lease agreements are leading gaming and experiential operators across the United States, Canada and abroad. Rental payments under our lease agreements comprise, and are expected to continue to comprise, a substantial majority of our revenues. Accordingly, we are dependent on, among other things, our tenants’ and, as applicable, their respective guarantors’, financial performance, the performance of the gaming and other experiential industries and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, the financial performance of our tenants and their respective guarantors also has a direct impact on our financial results in a given reporting period due to the impact of ASC 326 “Credit Losses” (“ASC 326”), which requires us to estimate and record non-cash expected credit losses related to our investments, including changes on a quarterly basis, that are recorded in our Statement of Operations and impact our reported net income. The change in non-cash allowance for credit losses for a given period is dependent upon, among other things, our tenants’ and guarantors’ financial performance. For more information regarding ASC 326, refer to Note 5 - Allowance for Credit Losses included in this Annual Report on Form 10-K.
Business Strategy
Our business prospects and future growth will be significantly influenced by the success of our business strategy, and the timing, availability and terms of financing of any acquisitions and investments that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ operating and financial performance, including those described herein. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to enter into transactions with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions, investments or leases will be on terms as favorable to us as those relating to recent or historical transactions.

Impact of the Macroeconomic Environment
We anticipate that we will finance our future growth with a combination of debt and equity, although no assurance can be given that we will be able to issue equity and/or debt in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. Macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of heightened interest rates, inflation, threat of recession and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our lease agreements.
However, the current macroeconomic environment, including heightened interest rates and market volatility, impacts our business in certain respects, such as by increasing interest expense with respect to any borrowings under our Revolving Credit Facility and future refinancing of upcoming debt maturities, volatility of our share price with respect to sales of common stock, and, with respect to potential transactions, evaluating asset and property values in discussions with potential counterparties and obtaining transaction financing on attractive terms, all of which could increase our cost of capital and negatively impact our growth prospects.
With respect to our lease agreements, which generally provide for annual rent escalation based on a specified percentage increase and/or increases in CPI, we expect that currently elevated inflation levels will result in additional rent increases over time under our CPI-based lease provisions (subject to any applicable caps or periods in which such provisions do not apply). However, these rent increases may not match increasing inflation during periods when inflation rates are greater than the applicable CPI-based caps.
Overall Implications of Such Material Trends on Our Business
As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the trends set forth herein adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends discussed herein (including among other things, heightened interest rates, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

(In thousands)	2023	2022	Variance
Revenues
Income from sales-type leases	$1,980,178	$1,464,245	$515,933
Income from lease financing receivables, loans and securities	1,519,516	1,041,229	478,287
Other income	73,326	59,629	13,697
Golf revenues	38,968	35,594	3,374
Total revenues	3,611,988	2,600,697	1,011,291

Operating expenses
General and administrative	59,603	48,340	11,263
Depreciation	4,298	3,182	1,116
Other expenses	73,326	59,629	13,697
Golf expenses	27,089	22,602	4,487
Change in allowance for credit losses	102,824	834,494	(731,670)
Transaction and acquisition expenses	8,017	22,653	(14,636)
Total operating expenses	275,157	990,900	(715,743)

Income from unconsolidated affiliate	1,280	59,769	(58,489)
Interest expense	(818,056)	(539,953)	(278,103)
Interest income	23,970	9,530	14,440
Other gains	4,456	—	4,456
Income before income taxes	2,548,481	1,139,143	1,409,338
Benefit from (provision for) income taxes	6,141	(2,876)	9,017
Net income	2,554,622	1,136,267	1,418,355
Less: Net income attributable to non-controlling interests	(41,082)	(18,632)	(22,450)
Net income attributable to common stockholders	$2,513,540	$1,117,635	$1,395,905

Revenue

For the years ended December 31, 2023 and 2022, our revenue was comprised of the following items:

(In thousands)	2023	2022	Variance
Leasing revenue	$3,420,934	$2,461,299	$959,635
Income from loans	78,760	44,175	34,585
Other income	73,326	59,629	13,697
Golf revenues	38,968	35,594	3,374
Total revenues	$3,611,988	$2,600,697	$1,011,291
Leasing Revenue
The following table details the components of our income from sales-type lease and lease financing receivables:

(In thousands)	2023	2022	Variance
Income from sales-type leases	$1,980,178	$1,464,245	$515,933
Income from lease financing receivables (1)	1,440,756	997,054	443,702
Total leasing revenue	3,420,934	2,461,299	959,635
Non-cash adjustment (2)	(515,556)	(337,631)	(177,925)
Total contractual leasing revenue	$2,905,378	$2,123,668	$781,710
____________________
(1) Represents our asset acquisitions structured as sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have transferred to us, such lease agreements are accounted for as financings under ASC 310.
(2) Amounts represent the non-cash adjustment to income from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $959.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. Total contractual leasing revenue increased $781.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increases were primarily driven by the addition to our portfolio of the Venetian Lease in February 2022, the MGM Master Lease in April 2022, the Foundation Master Lease in December 2022, the PURE Master Lease and the MGM Grand/Mandalay Bay Lease in January 2023, the Rocky Gap Casino component of the Century Master Lease in July 2023 and the Century Canadian Portfolio component of the Century Master Lease in September 2023, the Bowlero Master Lease in October 2023 and the Chelsea Piers Lease in December 2023, as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans
Income from loans increased $34.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the full repayment of the $400.0 million Caesars Forum Convention Center mortgage loan in May 2023 and the $71.5 million Chelsea Piers loan in December 2023.
Other Income
Other income increased $13.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven primarily by the additional income as a result of certain ground and use sub-leases assumed in connection with our property transactions and acquisitions, including the acquisition of the Venetian Resort in February 2022 (“Venetian Acquisition”), the MGP Transactions in April 2022, the Rocky Gap Casino Acquisition in July 2023 and the Chelsea Piers Sale-Leaseback Transaction in December 2023 (each as defined in Note 3 - Real Estate Transactions). We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.

Operating Expenses
For the years ended December 31, 2023 and 2022, our operating expenses were comprised of the following items:

(In thousands)	2023	2022	Variance
General and administrative	$59,603	$48,340	$11,263
Depreciation	4,298	3,182	1,116
Other expenses	73,326	59,629	13,697
Golf expenses	27,089	22,602	4,487
Change in allowance for credit losses	102,824	834,494	(731,670)
Transaction and acquisition expenses	8,017	22,653	(14,636)
Total operating expenses	$275,157	$990,900	$(715,743)
General and Administrative Expenses
General and administrative expenses increased $11.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees to the corporate team and additional expenses related to the significant growth of our business in 2023.
Other Expenses
Other expenses increased $13.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven primarily by the additional expense as a result of certain ground and use sub-leases assumed in connection with our property transactions and acquisitions, including the acquisition of the Venetian Resort in February 2022 (“Venetian Acquisition”), the MGP Transactions (as defined in Note 3 - Real Estate Transactions) in April 2022, the Rocky Gap Casino Acquisition in July 2023 and the Chelsea Piers Sale-Leaseback Transaction in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.
Change in Allowance for Credit Losses
Change in allowance for credit losses decreased $731.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by lower initial CECL allowances recorded on our acquisition and loan origination activity. We recorded initial CECL allowances of $279.0 million on our $4.1 billion of property acquisition activity and $14.0 million on our $698.2 million of loan origination activity during year ended December 31, 2023, compared to initial CECL allowances of $540.5 million on our $21.6 billion of property acquisition activity and $33.1 million on our $1.2 billion of loan origination activity during the year ended December 31, 2022.
Further fluctuation in the change in allowance for credit losses are the result of (i) changes to the reasonable and supportable period, or R&S Period probability of default, or PD, and loss given default, LGD, of our existing tenants and their parent guarantors (as applicable) as a result of market performance and changes in the macroeconomic model used to scenario condition such inputs, (ii) changes to the long-term period PD as a result of changes in the credit ratings of our existing tenants and their parent guarantors, which are used to estimate the long-term PD and (iii) annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition costs decreased $14.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing. Amounts for the year ended December 31, 2022 include costs incurred for the MGP Transactions and Venetian Acquisition during the period that are not capitalized under GAAP.

Non-Operating Income and Expenses
For the years ended December 31, 2023 and 2022, our non-operating income and expenses were comprised of the following items:

(In thousands)	2023	2022	Variance
Income from unconsolidated affiliate	$1,280	$59,769	$(58,489)
Interest expense	(818,056)	(539,953)	(278,103)
Interest income	23,970	9,530	14,440
Other gains	4,456	—	4,456

Benefit from (provision for) income taxes	6,141	(2,876)	9,017
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the year ended December 31, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV and, subsequently, such income is included in Income from sales-type lease on our Statement of Operations.
Interest Expense
Interest expense increased $278.1 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily related to an additional $12.4 billion in notional amount of debt from the (i) issuance of the unsecured notes in April 2022, (ii) issuance of the Exchange Notes (as defined in Note 7 - Debt) in April 2022, (iii) assumption of the MGP OP Notes in April 2022, (iv) C$140.0 million, C$75.0 million and £9.0 million draws on the Revolving Credit Facility to finance the PURE Canadian Gaming Sale-Leaseback Transaction in January 2023, Century Canadian Portfolio Sale-Leaseback Transaction in September 2023 and Cabot Highlands Loan in December 2023, respectively, and (v) consolidation of $3.0 billion aggregate principal amount of CMBS debt in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition in January 2023. The increases were partially offset by certain interest expense recorded during the year ended December 31, 2022 with no corresponding expense during the year ended December 31, 2023, which included (i) the amortization of the commitment fees associated with the bridge facilities for the Venetian Acquisition and MGP Transactions and (ii) additional interest on the $600.0 million draw on the Revolving Credit Facility in February 2022 (which was repaid in full on April 29, 2022).
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, decreased to 4.33% during the year ended December 31, 2023 from 4.39% during the year ended December 31, 2022 as a result of the lower interest rate on the MGM Grand/Mandalay Bay JV CMBS debt, partially offset by a higher weighted average effective interest rate on the April 2022 Notes, Exchange Notes and MGP OP Notes as compared to our outstanding debt during such earlier periods.
Interest Income
Interest income increased $14.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by a significant increase in the interest rates and income earned on our excess cash and short-term investments, coupled with an overall increase in our cash on hand throughout the current year as compared to the prior year.
Other Gains
During the year ended December 31, 2023, we recognized a $4.5 million gain in Other gains, which primarily relates to the sale of excess land in April 2023 and foreign currency remeasurement adjustments associated with our investments in Canada and the United Kingdom. In connection with the PURE Canadian Gaming Sale-Leaseback Transaction, Century Canadian Portfolio Sale-Leaseback Transaction and Cabot Highlands Loan, we entered into intercompany debt and drew C$215.0 million and £9.0 million on the Revolving Credit Facility, which are denominated in a foreign currency and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations. There is no comparable amount during the year ended December 31, 2022, as we did not have any foreign investments or comparable land sales during such time.

Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes was a net income tax benefit of $6.1 million during the year ended December 31, 2023 compared to a $2.9 million net income tax expense for the year ended December 31, 2022. The change was primarily driven by the recognition of deferred tax benefits on our Canadian investments arising from temporary differences on our CECL allowance, partially offset by certain other temporary GAAP basis to tax basis differences.
Results of Operations for the Years Ended December 31, 2022 and 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023 and incorporated by reference herein.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains, deferred income tax benefits and expenses, other non-recurring non-cash transactions, our proportionate share of non-cash adjustments from our investment in unconsolidated affiliate (including the amortization of any basis differences) with respect to certain of the foregoing and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Year Ended December 31,
(In thousands, except share data and per share data)	2023	2022
Net income attributable to common stockholders	$2,513,540	$1,117,635
Real estate depreciation	—	—
Joint venture depreciation and non-controlling interest adjustments	1,426	27,146
FFO attributable to common stockholders	2,514,966	1,144,781
Non-cash leasing and financing adjustments	(515,488)	(337,631)
Non-cash change in allowance for credit losses	102,824	834,494
Non-cash stock-based compensation	15,536	12,986
Transaction and acquisition expenses	8,017	22,653
Amortization of debt issuance costs and original issue discount	70,452	48,595
Other depreciation	3,741	3,060
Capital expenditures	(2,842)	(1,802)
(Gain) loss on extinguishment of debt and interest rate swap settlements	—	(5,405)
Other gains (1)	(4,456)	—
Deferred income tax benefit	(10,426)	—
Joint venture non-cash adjustments and non-controlling interest adjustments	4,716	(27,930)
AFFO attributable to common stockholders	2,187,040	1,693,801
Interest expense, net	723,634	487,233
Income tax expense	4,285	2,876
Joint venture interest expense and non-controlling interest adjustments	(5,287)	30,755
Adjusted EBITDA attributable to common stockholders	$2,909,672	$2,214,665

Net income per common share
Basic	$2.48	$1.27
Diluted	$2.47	$1.27
FFO per common share
Basic	$2.48	$1.30
Diluted	$2.48	$1.30
AFFO per common share
Basic	$2.16	$1.93
Diluted	$2.15	$1.93
Weighted average number of shares of common shares outstanding
Basic	1,014,513,195	877,508,388
Diluted	1,015,776,697	879,675,845
____________________
(1) Represents non-cash foreign currency remeasurement adjustments and gain on sale of land.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2023, our available cash and cash equivalents balance, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	December 31, 2023
Cash and cash equivalents	$522,574
Capacity under Revolving Credit Facility (1)	2,326,196
Proceeds available from settlement of Forward Sale Agreements (2) (3)	382,192
Total	$3,230,962
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 13,194,739 outstanding forward shares as of December 31, 2023 under our at-the-market forward sale agreements at a forward sales price of $28.97 calculated as of December 31, 2023.
(3)Subsequent to the year ended December 31, 2023, we sold a total of approximately 9.7 million shares under our at-the-market offering program at a weighted average price per share of $31.61 for an aggregate value of $305.5 million, all of which were sold subject to a forward sale agreement. After fees and other adjustments calculated in accordance with the forward sale agreement, the aggregate net value of $302.4 million yielded a net initial forward sales price per share of $31.30. Such amount is not included in the table above and we did not initially receive any proceeds from the sale of the shares of common stock in the offering, which were sold to the underwriters by the forward purchasers or their respective affiliates and remain subject to settlement in accordance with the terms of the forward sale agreement.
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
All of our lease agreements call for an initial term of between fifteen and thirty-two years with additional tenant renewal options and, along with our loans, are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current inflationary environment, higher interest rates, equity market volatility, and changes in consumer behavior and spending. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by our lease agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. For more information, refer to the risk factors incorporated by reference into Part I. Item 1A. Risk Factors.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2023, we had $17.1 billion of debt obligations outstanding. We have $1.1 billion of debt that matures on May 1, 2024. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of December 31, 2023. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2024	2025	2026	2027	2028 and Thereafter
Long-term debt, principal
Senior unsecured notes	$13,950,000	$1,050,000	$2,050,000	$1,750,000	$1,500,000	$7,600,000
MGM Grand/Mandalay Bay CMBS debt	3,000,000	—	—	—	—	3,000,000
Revolving credit facility	173,804	—	—	173,804	—	—
Scheduled interest payments (1)	4,803,846	742,819	674,735	621,635	504,098	2,260,559
Total debt contractual obligations	21,927,650	1,792,819	2,724,735	2,545,439	2,004,098	12,860,559

Leases and contracts (2)
Future funding commitments – loan investments and Partner Property Growth Fund (3)	767,043	474,835	174,304	117,034	870	—
Golf course operating lease and contractual commitments	42,122	2,112	2,153	2,197	2,241	33,419
Corporate office lease	18,369	357	1,016	1,742	1,742	13,512
Total leases and contract obligations	827,534	477,304	177,473	120,973	4,853	46,931

Total contractual commitments	$22,755,184	$2,270,123	$2,902,208	$2,666,412	$2,008,951	$12,907,490
________________________________________
(1) Estimated interest payments on variable interest debt under our revolving credit facility are based on the CDOR and SONIA rates as of December 31, 2023.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of December 31, 2023, we had $1.0 billion of potential future funding commitments under our Partner Property Growth Fund agreements, the use of which are at the sole discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.

Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2023 and 2022:

(In thousands)	2023	2022	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$2,181,009	$1,943,396	$237,613
Used in investing activities	(2,899,095)	(9,304,014)	6,404,919
Provided by financing activities	1,031,790	6,829,937	(5,798,147)
Net increase (decrease) in cash, cash equivalents and restricted cash	$313,641	$(530,681)	$844,322
Cash Flows from Operating Activities
Net cash provided by operating activities increased $237.6 million for the year ended December 31, 2023 compared with the year ended December 31, 2022. The increase is primarily driven by an increase in cash rental payments from the addition of the MGM Master Lease, Foundation Master Lease, MGM Grand/Mandalay Bay Lease, PURE Master Lease, the Rocky Gap Casino and Century Canadian Portfolio component of the Century Master Lease, Bowlero Master Lease and Chelsea Piers Lease to our real estate portfolio, the annual rent escalators on our Caesars Leases and certain of our other lease agreements, the proceeds from settlement of our forward-starting derivative instruments in connection with the April 2022 Notes offering and an increase in loan interest income as a result of an increase in the principal balance of our loan portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $6,404.9 million for the year ended December 31, 2023 compared with the year ended December 31, 2022.
During the year ended December 31, 2023, the primary sources and uses of cash from investing activities included:
•Net payments of $1,266.9 million, including acquisition costs, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition;
•Payments for property acquisitions during the year for a total cost of $1,373.1 million, including acquisition costs, of which $1,132.0 million was classified as investments in financing receivables and $241.1 million was classified as investments sales-type lease;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $959.1 million;
•Principal repayment of loans in the amount of $482.0 million, of which $400.0 million related to the full repayment of the Caesars Forum Convention Center mortgage loan;
•Maturities of short-term investments, net of investments of $217.3 million;
•Proceeds from the sale of land of $6.2 million;
•Acquisition of property and equipment costs of $4.0 million; and
•Capitalized transaction costs of $1.5 million.
During the year ended December 31, 2022, the primary sources and uses of cash from investing activities included:
•Net payments of $4,574.5 million in relation to the closing of the MGP Transactions;
•Payments for property acquisitions during the year for a total cost of $4,314.5 million, including acquisition costs, of which $296.7 million was classified as investments in financing receivables and $4,017.9 million was classified as investments sales-type lease;
•Investment in short-term investments, net of maturities, of $217.3 million;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $193.7 million; and
•Capitalized transaction costs of $7.7 million.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased $5,798.1 million for the year ended December 31, 2023 compared with the year ended December 31, 2022.
During the year ended December 31, 2023, the primary sources and uses of cash from financing activities included:
•Net proceeds of $2,480.1 million from the issuance of an aggregate 79,065,750 shares of our common stock pursuant to the full physical settlement of certain of our forward sale agreements;
•Dividend payments of $1,583.8 million;
•Draws of $419.1 million in aggregate on our Revolving Credit Facility and subsequent repayment of $250.0 million on our Revolving Credit Facility;
•Distributions of $28.6 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.0 million.
During the year ended December 31, 2022, the primary sources and uses of cash from financing activities included:
•Gross proceeds of $5,000.0 million from the April 2002 Notes offering;
•Net proceeds of $3,219.1 million from the sale of an aggregate 119,000,000 shares of our common stock pursuant to the full physical settlement of certain of our forward sale agreements;
•Dividend payments of $1,219.1 million;
•Initial draw and repayment of $600.0 million on our Revolving Credit Facility;
•Debt issuance costs of $146.2 million;
•Distributions of $17.7 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $6.2 million.
Debt
For a summary of our debt obligations as of December 31, 2023, refer to Note 7 - Debt. For a summary of our financing activities in 2023 refer to “Summary of Significant 2023 Activity - Financing and Capital Markets Activity” above.
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
At December 31, 2023, we were in compliance with all required debt-related covenants, including financial covenants.
CRITICAL ACCOUNTING ESTIMATES
Our Financial Statements are prepared in accordance with GAAP which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We believe that the following discussion addresses our most critical accounting estimates, which are those that have a significant level of estimation uncertainty, requiring our most difficult, subjective and complex judgments, and significantly impacts the Balance Sheets and Statement of Operations in the reporting period. Actual results may differ from the estimates. Refer to Note 2 - Summary of Significant Accounting Policies for a full discussion of our accounting policies.
Purchase Accounting
Our property acquisitions are accounted for under ASC 805 “Business Combinations” (“ASC 805”), which requires that we allocate the purchase price of our properties to the identifiable assets acquired and liabilities assumed, as applicable. Our acquired properties generally meet the definition of an asset acquisition under ASC 805-50 and we typically allocate the cost of real estate acquired, inclusive of capitalizable transaction costs, to (i) land, (ii) building and improvements and (iii) site improvements, based in each case on their relative estimated fair values using industry standard practices such as market comparables and the cost approach. In an acquisition of multiple properties, we must also allocate the purchase price among the properties, and in certain cases investments in unconsolidated affiliates, which is based on the (a) asset quality and location, (b) property and lease-level operating performance and (c) supply and demand dynamics of each property’s respective market. In addition, any assumed mortgages are recorded at their estimated fair values.
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
Lease Accounting
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the different components of the property, generally land and building, to determine whether each component should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the land and building property components upon acquisition (as further described in “—Purchase Accounting” above) and the estimation of the unguaranteed residual value of such components at the end of the lease term, which includes the non-cancelable period and any renewal terms that, in our judgement, are reasonably certain to be exercised. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.
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
Allowance for Credit Losses
ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans. We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance for our leases. This model requires us to develop cash flows which project estimated credit losses over the life of the lease and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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

The following table illustrates the impact on the CECL allowance of our investment portfolio as a result of a 10% increase and decrease in the weighted average percentages used to estimate Long-Term PD and LGD of all of our tenants and their parent guarantors:

($ in thousands)	Long-Term PD		Long-Term LGD
Change	Change in CECL Allowance %	Change in CECL Allowance $	Change in CECL Allowance %	Change in CECL Allowance $
10% increase	0.21%	$91,928	0.26%	$110,372
10% decrease	(0.22)%	$(94,989)	(0.26)%	$(110,377)
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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of December 31, 2023, we had $17.1 billion of aggregate principal amount of outstanding indebtedness, of which 99.0% has a fixed interest rate and 1.0% has a variable interest rate, representing the US$173.8 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of December 31, 2023, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.7 million using the applicable exchange rate as of December 31, 2023.
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
Foreign Currency Exchange Rates
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest, thereby providing a natural hedge. We continuously evaluate our foreign currency risk and may in the future use derivative financial instruments, such as currency exchange swaps, foreign currency collars, and foreign currency forward contracts with financial counterparties to further mitigate such risk.

ITEM 8.	Financial Statements and Supplementary Data
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15. - Exhibits and Financial Statement Schedules of this Form 10-K appear on pages F-2 to F-53. See accompanying Index to the Consolidated Financial Statements on page F-1.

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
VICI’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI’s internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
VICI LP’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI LP’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI LP’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI LP’s internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

3.3	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

3.4	Amended and Restated Bylaws of VICI Properties Inc. (as amended December 19, 2022).		10-K	3.4	2/23/2023

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.	X

4.3	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.4	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.	X

4.5	3.500% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	2/20/2020

4.6	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.	X

4.7	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.8	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.	X

4.9	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/20/2020

4.10	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.	X

4.11	Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.1	4/29/2022

4.12	First Supplemental Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	4/29/2022

4.13	Form of Global Note representing the 4.375% Senior Notes due 2025 (included in Exhibit 4.12).		8-K	4.3	4/29/2022

4.14	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.12).		8-K	4.4	4/29/2022

4.15	Form of Global Note representing the 4.950% Senior Notes due 2030 (included in Exhibit 4.12).		8-K	4.5	4/29/2022

4.16	Form of Global Note representing the 5.125% Senior Notes due 2032 (included in Exhibit 4.12).		8-K	4.6	4/29/2022

4.17	Form of Global Note representing the 5.625% Senior Notes due 2052 (included in Exhibit 4.12).		8-K	4.7	4/29/2022

4.18	Indenture, dated as of April 29, 2022, relating to the 5.625% Senior Notes due 2024, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.8	4/29/2022

4.19	Indenture, dated as of April 29, 2022, relating to the 4.625% Senior Notes due 2025, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.9	4/29/2022

4.20	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2026, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.10	4/29/2022

4.21	Indenture, dated as of April 29, 2022, relating to the 5.750% Senior Notes due 2027, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.11	4/29/2022

4.22	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2028, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.12	4/29/2022

4.23	Indenture, dated as of April 29, 2022, relating to the 3.875% Senior Notes due 2029, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.		8-K	4.13	4/29/2022

4.24	Form of Global Note representing the 5.625% Senior Notes due 2024 (included in Exhibit 4.18).		8-K	4.14	4/29/2022

4.25	Form of Global Note representing the 4.625% Senior Notes due 2025 (included in Exhibit 4.19).		8-K	4.15	4/29/2022

4.26	Form of Global Note representing the 4.500% Senior Notes due 2026 (included in Exhibit 4.20).		8-K	4.16	4/29/2022

4.27	Form of Global Note representing the 5.750% Senior Notes due 2027 (included in Exhibit 4.21).		8-K	4.17	4/29/2022

4.28	Form of Global Note representing the 4.500% Senior Notes due 2028 (included in Exhibit 4.22).		8-K	4.18	4/29/2022

4.29	Form of Global Note representing the 3.875% Senior Notes due 2029 (included in Exhibit 4.23).		8-K	4.19	4/29/2022

4.30	Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee.		8-K	4.1	4/21/2016

4.31	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of April 20, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.1	9/27/2021

4.32	Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee.		8-K	4.1	6/5/2020

4.33	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.5	9/27/2021

4.34	Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	8/12/2016

4.35	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.2	9/27/2021

4.36	Indenture, dated as of January 25, 2019, among the MGM Growth Propertied Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	1/25/2019

4.37	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.4	9/27/2021

4.38	Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	9/21/2017

4.39	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.3	9/27/2021

4.40	Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee.		8-K	4.1	11/20/2020

4.41	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.6	9/27/2021

4.42	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3	Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	10-K	10.3	2/18/2021

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	10-Q	10.4	10/27/2021

10.5	Sixth Amendment to Las Vegas Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	10-K	10.5	2/23/2022

10.6+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC	8-K	10.2	7/21/2020

10.7+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto	10-Q	10.13	10/28/2020

10.8	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto	10-K	10.6	2/18/2021

10.9	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto	10-Q	10.5	10/27/2021

10.10+	Ninth Amendment to Regional Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.10	2/23/2022

10.11	Tenth Amendment to Regional Lease, dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.11	2/23/2022

10.12	Eleventh Amendment to Regional Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto.	10-Q	10.1	10/27/2022

10.13	Twelfth Amendment to Regional Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto	10-Q	10.1	5/1/2023

10.14+	Lease (Joliet) (Conformed through Second Amendment), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	8-K	10.3	7/21/2020

10.15	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.14	10/28/2020

10.16	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.9	2/18/2021

10.17	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.6	10/27/2021

10.18	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.16	2/23/2022

10.19	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020	10-Q	10.16	10/28/2020

10.20	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)	8-K	10.4	7/21/2020

10.21	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease).	8-K	10.5	7/21/2020

10.22	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Joliet Lease)	8-K	10.6	7/21/2020

10.23	Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022.	8-K	10.1	4/29/2022

10.24	First Amendment to Amended and Restated Master Lease, dated as of December 19, 2022, by and between MGP Lessor, LLC and MGM Lessee, LLC.	8-K	10.1	12/19/2022

10.25	Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC.	10-K	10.24	2/23/2023

10.26	Amended and Restated Guaranty of Master Lease, by and between MGM Resorts International and MGP Lessor, LLC, dated as of April 29, 2022.	8-K	10.2	4/29/2022

10.27	Tax Protection Agreement, by and among VICI Properties Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022.	8-K	10.3	4/29/2022

10.28	Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020	10-K	10.31	2/23/2023

10.29	Guaranty of Lease Documents, by and between MGM Resorts International and Mandalay PropCo, LLC, MGM Grand PropCo, LLC, dated as of February 14, 2020	10-K	10.32	2/23/2023

10.30	Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020	10-K	10.33	2/23/2023

10.31	First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender	10-K	10.34	2/23/2023

10.32	Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender	10-K	10.35	2/23/2023

10.33	Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender	10-K	10.36	2/23/2023

10.34	Credit Agreement, dated as of February 8, 2022, among VICI Properties LP, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	10.1	2/9/2022

10.35	First Amendment to Credit Agreement, dated as of July 15, 2022, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	10.1	7/27/2022

10.36	Second Amendment to Credit Agreement dated as of August 4, 2023, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	10.1	10/25/2023

10.37	Second Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K	10.5	4/29/2022

10.38	Amended and Restated Limited Liability Company Agreement of VICI Properties OP LLC.		8-K	10.4	4/29/2022

10.39	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.		10	10.20	9/28/2017

10.40†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne.		8-K	10.1	9/26/2019

10.41†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak.		8-K	10.2	9/26/2019

10.42†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske.		8-K	10.3	9/26/2019

10.43†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher.		8-K	10.4	9/26/2019

10.44†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.45†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan.		10-K	10.52	2/14/2019

10.46†	Form of Restricted Stock Grant.		10-K	10.39	3/28/2018

10.47†	Form of LTIP Time-Based Restricted Stock Grant Agreement.	X

10.48†	Form of LTIP Performance-Based Restricted Stock Unit Agreement.	X

21.1	Subsidiaries of VICI Properties Inc.	X

21.2	Subsidiaries of VICI Properties L.P.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for VICI Properties L.P.	X

24.1	Power of Attorney (included on signature page)	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	VICI Properties Inc. Incentive Compensation Clawback Policy	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
† Management contracts and compensation plans and arrangements.
+ Portions of the exhibits have been redacted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICI PROPERTIES INC.

February 22, 2024	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer and Director

VICI PROPERTIES L.P.

February 22, 2024	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer
POWER OF ATTORNEY
Each of the officers and directors of VICI Properties Inc. and the officers of VICI Properties L.P., whose signature appears below, in so signing, also makes, constitutes and appoints each of Edward B. Pitoniak, David A. Kieske and Gabriel F. Wasserman, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and all other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 22, 2024
Edward B. Pitoniak	(Principal Executive Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 22, 2024
David A. Kieske	(Principal Financial Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 22, 2024
Gabriel F. Wasserman	(Principal Accounting Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 22, 2024
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 22, 2024
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 22, 2024
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 22, 2024
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 22, 2024
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 22, 2024
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases and lease financing receivables. This model requires the Company to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease and lease financing receivable, and discount these cash flows at the asset’s effective interest rate.
Expected losses within the Company’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants and their parent guarantors over the life of each sales-type lease and lease financing receivable by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Company’s tenants and their parent guarantors. Significant inputs to the Company’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenant’s and their parent guarantor’s credit profile related to sales-type leases and lease financing receivables.
Given the significant amount of judgment required by management to estimate the short-term and long-term PD and LGD, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on certain sales-type leases and lease financing receivables required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the Company’s sales-type leases and lease financing receivables included the following, among others:
•We tested the effectiveness of controls over the allowance for credit losses, including management’s controls over the data used in the model.
•With the assistance of our credit specialists, we evaluated the reasonableness of the model’s methodology, which includes PD and LGD assumptions.
•We tested the inputs used to determine the short-term and long-term PD of the tenants and their parent guarantors by agreeing the respective credit rating and equity value of each entity to independent data.
•We reconciled the cash flow inputs used in the CECL model by agreeing them to the respective contractual agreements.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2024
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties L.P. and subsidiaries (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
The Partnership applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases and lease financing receivables. This model requires the Partnership to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease and lease financing receivable, and discount these cash flows at the asset’s effective interest rate.
Expected losses within the Partnership’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants and their parent guarantors over the life of each sales-type lease and lease financing receivable by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Partnership’s tenants and their parent guarantors. Significant inputs to the Partnership’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenant’s and their parent guarantor’s credit profile related to sales-type leases and lease financing receivables.
Given the significant amount of judgment required by management to estimate the short-term and long-term PD and LGD, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on certain sales-type leases and lease financing receivables required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the Partnership’s sales-type leases and lease financing receivables included the following, among others:
•We tested the effectiveness of controls over the allowance for credit losses, including management’s controls over the data used in the model.
•With the assistance of our credit specialists, we evaluated the reasonableness of the model’s methodology, which includes PD and LGD assumptions.
•We tested the inputs used to determine the short-term and long-term PD of the tenants and their parent guarantors by agreeing the respective credit rating and equity value of each entity to independent data.
•We reconciled the cash flow inputs used in the CECL model by agreeing them to the respective contractual agreements.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2024
We have served as the Partnership's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties L.P. and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Partnership and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2024

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,015,931	$17,172,325
Investments in leases - financing receivables, net	18,211,102	16,740,770
Investments in loans and securities, net	1,144,177	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	522,574	208,933
Short-term investments	—	217,342
Other assets	1,015,330	936,328
Total assets	$44,059,841	$37,575,826

Liabilities
Debt, net	$16,724,125	$13,739,675
Accrued expenses and deferred revenue	227,241	213,388
Dividends and distributions payable	437,599	380,178
Other liabilities	1,013,102	952,472
Total liabilities	18,402,067	15,285,713

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,042,702,763 and 963,096,563 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10,427	9,631
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	24,125,872	21,645,499
Accumulated other comprehensive income	153,870	185,353
Retained earnings	965,762	93,154
Total VICI stockholders’ equity	25,255,931	21,933,637
Non-controlling interests	401,843	356,476
Total stockholders’ equity	25,657,774	22,290,113
Total liabilities and stockholders’ equity	$44,059,841	$37,575,826
_______________________________________________________
Note: As of December 31, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively, and $570.4 million, $726.7 million, $6.9 million, and $19.8 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Income from sales-type leases	$1,980,178	$1,464,245	$1,167,972
Income from lease financing receivables, loans and securities	1,519,516	1,041,229	283,242
Other income	73,326	59,629	27,808
Golf revenues	38,968	35,594	30,546
Total revenues	3,611,988	2,600,697	1,509,568

Operating expenses
General and administrative	59,603	48,340	33,122
Depreciation	4,298	3,182	3,091
Other expenses	73,326	59,629	27,808
Golf expenses	27,089	22,602	20,762
Change in allowance for credit losses	102,824	834,494	(19,554)
Transaction and acquisition expenses	8,017	22,653	10,402
Total operating expenses	275,157	990,900	75,631

Income from unconsolidated affiliate	1,280	59,769	—
Interest expense	(818,056)	(539,953)	(392,390)
Interest income	23,970	9,530	120
Loss from extinguishment of debt	—	—	(15,622)
Other gains	4,456	—	—
Income before income taxes	2,548,481	1,139,143	1,026,045
Benefit from (provision for) income taxes	6,141	(2,876)	(2,887)
Net income	2,554,622	1,136,267	1,023,158
Less: Net income attributable to non-controlling interests	(41,082)	(18,632)	(9,307)
Net income attributable to common stockholders	$2,513,540	$1,117,635	$1,013,851

Net income per common share
Basic	$2.48	$1.27	$1.80
Diluted	$2.47	$1.27	$1.76

Weighted average number of shares of common stock outstanding
Basic	1,014,513,195	877,508,388	564,467,362
Diluted	1,015,776,697	879,675,845	577,066,292

Other comprehensive income
Net income	$2,554,622	$1,136,267	$1,023,158
Reclassification of derivative (gain) loss to Interest expense	(24,148)	(16,233)	64,239
Unrealized (loss) gain on cash flow hedges	(9,655)	200,550	29,166
Foreign currency translation adjustments, net	1,952	—	—
Comprehensive income	2,522,771	1,320,584	1,116,563
Comprehensive income attributable to non-controlling interests	(40,714)	(18,428)	(9,307)
Comprehensive income attributable to common stockholders	$2,482,057	$1,302,156	$1,107,256
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2020	$5,367	$9,363,539	$(92,521)	$139,454	$9,415,839	$77,906	$9,493,745
Net income	—	—	—	1,013,851	1,013,851	9,307	1,023,158
Issuance of common stock, net	919	2,383,896	—	—	2,384,815	—	2,384,815
Dividends and distributions declared ($1.380 per common share)	—	—	—	(807,279)	(807,279)	(8,307)	(815,586)
Stock-based compensation, net of forfeitures	3	7,634	—	—	7,637	—	7,637
Reclassification of derivative loss to Interest expense	—	—	64,239	—	64,239	—	64,239
Unrealized loss on cash flow hedges	—	—	29,166	—	29,166	—	29,166
Balance as of December 31, 2021	6,289	11,755,069	884	346,026	12,108,268	78,906	12,187,174
Net income	—	—	—	1,117,635	1,117,635	18,632	1,136,267
Issuance of common stock, net	3,337	9,786,991	—	—	9,790,328	—	9,790,328
Issuance of VICI OP Units	—	—	—	—	—	374,769	374,769
Reallocation of equity	—	93,338	(52)	—	93,286	(93,286)	—
Dividends and distributions declared ($1.500 per common share)	—	—	—	(1,370,507)	(1,370,507)	(22,472)	(1,392,979)
Stock-based compensation, net of forfeitures	5	10,101	—	—	10,106	131	10,237
Reclassification of derivative loss to Interest expense	—	—	(16,029)	—	(16,029)	(204)	(16,233)
Unrealized loss on cash flow hedges	—	—	200,550	—	200,550	—	200,550
Balance as of December 31, 2022	9,631	21,645,499	185,353	93,154	21,933,637	356,476	22,290,113
Net income	—	—	—	2,513,540	2,513,540	41,082	2,554,622
Issuance of common stock, net	791	2,478,929	—	—	2,479,720	—	2,479,720
Issuance of partnership units	—	—	—	—	—	24,390	24,390
Reallocation of equity	—	(8,993)	—	—	(8,993)	8,993	—
Dividends and distributions declared ($1.610 per common share)	—	—	—	(1,640,932)	(1,640,932)	(28,858)	(1,669,790)
Stock-based compensation, net of forfeitures	5	10,437	—	—	10,442	128	10,570
Reclassification of derivative gain to Interest expense	—	—	(23,860)	—	(23,860)	(288)	(24,148)
Unrealized gain on cash flow hedges	—	—	(9,551)	—	(9,551)	(104)	(9,655)
Foreign currency translation adjustments	—	—	1,928	—	1,928	24	1,952
Balance as of December 31, 2023	$10,427	$24,125,872	$153,870	$965,762	$25,255,931	$401,843	$25,657,774
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$2,554,622	$1,136,267	$1,023,158
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(515,488)	(337,631)	(119,969)
Stock-based compensation	15,536	12,986	9,371
Non-cash transaction costs	—	8,816	—
Depreciation	4,298	3,182	3,091
Other gains	(4,456)	—	—
Amortization of debt issuance costs and original issue discount	46,123	32,363	71,452
Change in allowance for credit losses	102,824	834,494	(19,554)
Income from unconsolidated affiliate	(1,280)	(59,769)	—
Distributions from unconsolidated affiliate	3,273	64,808	—
Net proceeds from settlement of derivatives	—	201,434	—
Loss on extinguishment of debt	—	—	15,622
Deferred income taxes	(10,426)	—	—
Change in operating assets and liabilities:
Other assets	5,124	(5,673)	830
Accrued expenses and deferred revenue	(11,645)	52,261	(88,127)
Other liabilities	(7,496)	(142)	476
Net cash provided by operating activities	2,181,009	1,943,396	896,350

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,536)	—
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—	—
Investments in leases - sales-type	(241,139)	(4,017,851)	—
Investments in leases - financing receivables	(1,131,996)	(296,668)	(6,000)
Investments in loans and securities	(959,135)	(193,733)	(33,614)
Principal repayments of lease financing receivables	—	—	543
Principal repayments of loans and receipts of deferred fees	482,006	5,696	70,448
Capitalized transaction costs	(1,468)	(7,704)	(20,697)
Investments in short-term investments	—	(306,532)	—
Maturities of short-term investments	217,342	89,190	19,973
Proceeds from sale of real estate	6,235	—	13,301
Acquisition of property and equipment	(4,035)	(1,876)	(2,505)
Net cash (used in) provided by investing activities	(2,899,095)	(9,304,014)	41,449

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Proceeds from offering of common stock, net	2,480,105	3,219,101	2,385,779
Proceeds from April 2022 Notes offering	—	5,000,000	—
Proceeds from Revolving Credit Facility	419,148	600,000	—
Repayment of Revolving Credit Facility	(250,000)	(600,000)	—
Repayment of Term Loan B Facility	—	—	(2,100,000)
Repurchase of stock for tax withholding	(4,966)	(6,156)	(1,734)
Debt issuance costs	(105)	(146,189)	(31,126)
Distributions to non-controlling interests	(28,552)	(17,702)	(8,307)
Dividends paid	(1,583,840)	(1,219,117)	(758,790)
Net cash provided by (used in) financing activities	1,031,790	6,829,937	(514,178)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	313,641	(530,681)	423,621
Cash, cash equivalents and restricted cash, beginning of period	208,933	739,614	315,993
Cash, cash equivalents and restricted cash, end of period	$522,574	$208,933	$739,614

Supplemental cash flow information:
Cash paid for interest	$762,610	$466,806	$323,219
Cash paid for income taxes	4,915	3,024	1,790
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$439,486	$380,379	$226,419
Issuance of stock based compensation subject to repurchase for tax withholding	11,443	—	—
Deferred transaction costs payable	2,311	2,526	3,877
Debt issuance costs payable	45	—	43,005
Non-cash change in Investments in leases - financing receivables	276,929	189,123	21,139
Obtaining right-of-use assets in exchange for lease liabilities	82,099	541,676	—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit data)

	December 31, 2023	December 31, 2022
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,015,931	$17,172,325
Investments in leases - financing receivables, net	18,211,102	16,740,770
Investments in loans, net	1,144,177	685,793
Investment in unconsolidated affiliate	—	1,460,775
Land	150,727	153,560
Cash and cash equivalents	471,584	142,600
Short-term investments	—	217,342
Other assets	936,528	856,605
Total assets	$43,930,049	$37,429,770

Liabilities
Debt, net	$16,724,125	$13,739,675
Accrued expenses and deferred revenue	222,333	206,643
Distributions payable	437,599	380,581
Other liabilities	998,363	937,655
Total liabilities	18,382,420	15,264,554

Commitments and contingent liabilities (Note 10)

Partners’ capital
Partners’ capital, 1,054,934,136 and 975,327,936 operating partnership units issued and outstanding at December 31, 2023 and December 31, 2022, respectively	25,288,647	21,900,511
Accumulated other comprehensive income	153,350	185,201
Total VICI LP’s capital	25,441,997	22,085,712
Non-controlling interest	105,632	79,504
Total capital attributable to partners	25,547,629	22,165,216
Total liabilities and partners’ capital	$43,930,049	$37,429,770
_______________________________________________________
Note: As of December 31, 2023 and December 31, 2022, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively, and $570.4 million, $726.7 million, $6.9 million, and $19.8 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Income from sales-type leases	$1,980,178	$1,464,245	$1,167,972
Income from lease financing receivables, loans and securities	1,519,516	1,041,229	283,242
Other income	73,326	59,629	27,808
Total revenues	3,573,020	2,565,103	1,479,022

Operating expenses
General and administrative	59,570	48,332	33,122
Depreciation	558	121	121
Other expenses	73,326	59,629	27,808
Change in allowance for credit losses	102,824	834,494	(19,554)
Transaction and acquisition expenses	8,017	22,653	10,402
Total operating expenses	244,295	965,229	51,899

Income from unconsolidated affiliate	1,280	59,769	—
Interest expense	(818,056)	(539,953)	(392,390)
Interest income	21,444	8,481	103
Loss from extinguishment of debt	—	—	(15,622)
Other gains	4,456	—	—
Income before income taxes	2,537,849	1,128,171	1,019,214
Benefit from (provision for) income taxes	8,121	(573)	(1,373)
Net income	2,545,970	1,127,598	1,017,841
Less: Net income attributable to non-controlling interests	(10,904)	(9,127)	(9,307)
Net income attributable to partners	$2,535,066	$1,118,471	$1,008,534

Net income per Partnership unit
Basic	$2.47	$1.26	$1.79
Diluted	$2.47	$1.26	$1.75

Weighted average number of Partnership units outstanding
Basic	1,026,744,568	885,785,509	564,467,362
Diluted	1,028,008,070	887,952,966	577,066,292

Other comprehensive income
Net income attributable to partners	$2,535,066	$1,118,471	$1,008,534
Reclassification of derivative (gain) loss to Interest expense	(24,148)	(16,233)	64,239
Unrealized (loss) gain on cash flow hedges	(9,655)	200,550	29,166
Foreign currency translation adjustments, net	1,952	—	—
Comprehensive income attributable to partners	$2,503,215	$1,302,788	$1,101,939
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance as of December 31, 2020	$9,417,794	$(92,521)	$77,906	$9,403,179
Net income	1,008,534	—	9,307	1,017,841
Contributions from Parent	2,405,602	—	—	2,405,602
Distributions to Parent	(830,498)	—	—	(830,498)
Distributions to non-controlling interest	—	—	(8,307)	(8,307)
Stock-based compensation, net of forfeitures	9,266	—	—	9,266
Reclassification of derivative loss to Interest expense	—	64,239	—	64,239
Unrealized gain on cash flow hedges	—	29,166	—	29,166
Balance as of December 31, 2021	12,010,698	884	78,906	12,090,488
Net income	1,118,471	—	9,127	1,127,598
Contributions from Parent	10,178,426	—	—	10,178,426
Distributions to Parent	(1,419,825)	—	—	(1,419,825)
Distributions to non-controlling interest	—	—	(8,529)	(8,529)
Stock-based compensation, net of forfeitures	12,741	—	—	12,741
Reclassification of derivative loss to Interest expense	—	(16,233)	—	(16,233)
Unrealized gain on cash flow hedges	—	200,550	—	200,550
Balance as of December 31, 2022	21,900,511	185,201	79,504	22,165,216
Net income	2,535,066	—	10,904	2,545,970
Contributions from Parent	2,516,109	—	—	2,516,109
Distributions to Parent	(1,673,609)	—	—	(1,673,609)
Issuance of partnership units	—	—	24,390	24,390
Distributions to non-controlling interest	—	—	(9,166)	(9,166)
Stock-based compensation, net of forfeitures	10,570	—	—	10,570
Reclassification of derivative gain to Interest expense	—	(24,148)	—	(24,148)
Unrealized gain on cash flow hedges	—	(9,655)	—	(9,655)
Foreign currency translation adjustments	—	1,952	—	1,952
Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$2,545,970	$1,127,598	$1,017,841
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(515,488)	(337,631)	(119,969)
Stock-based compensation	15,536	12,683	9,266
Depreciation	558	121	121
Other gains	(4,456)	—	—
Amortization of debt issuance costs and original issue discount	46,123	32,363	71,452
Change in allowance for credit losses	102,824	834,494	(19,554)
Income from unconsolidated affiliate	(1,280)	(59,769)	—
Distributions from unconsolidated affiliate	3,273	64,808	—
Net proceeds from settlement of derivatives	—	201,434	—
Loss on extinguishment of debt	—	—	15,622
Deferred income taxes	(10,569)	—	—
Change in operating assets and liabilities:
Other assets	5,469	(2,717)	2,143
Accrued expenses and deferred revenue	(12,323)	46,837	(91,026)
Other liabilities	(7,274)	(392)	308
Net cash provided by operating activities	2,168,363	1,919,829	886,204

Cash flows from investing activities
Net cash paid in connection with MGP Transactions	—	(4,574,536)	—
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	(1,266,905)	—	—
Investments in leases - sales-type	(241,139)	(4,017,851)	—
Investments in leases - financing receivables	(1,131,996)	(296,668)	(6,000)
Investments in loans and securities	(959,135)	(193,733)	(33,614)
Principal repayments of lease financing receivables	—	—	543
Principal repayments of loans and receipts of deferred fees	482,006	5,696	70,448
Capitalized transaction costs	(1,468)	(7,704)	(20,697)
Investments in short-term investments	—	(306,532)	—
Maturities of short-term investments	217,342	89,190	19,973
Proceeds from sale of real estate	6,235	—	13,301
Acquisition of property and equipment	(1,176)	(65)	(15)
Net cash (used in) provided by investing activities	(2,896,236)	(9,302,203)	43,939

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Cash flows from financing activities
Contributions from Parent	2,507,511	3,219,202	2,386,911
Distributions to Parent	(1,605,502)	(1,238,920)	(758,300)
Proceeds from April 2022 Notes offering	—	5,000,000	—
Proceeds from Revolving Credit Facility	419,148	600,000	—
Repayment of Revolving Credit Facility	(250,000)	(600,000)	—
Repayment of Term Loan B Facility	—	—	(2,100,000)
Repurchase of stock for tax withholding	(4,966)	(6,156)	—
Debt issuance costs	(105)	(146,189)	(31,126)
Distributions to non-controlling interest	(9,166)	(8,529)	(8,307)
Net cash provided by (used in) financing activities	1,056,920	6,819,408	(510,822)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	328,984	(562,966)	419,321
Cash, cash equivalents and restricted cash, beginning of period	142,600	705,566	286,245
Cash, cash equivalents and restricted cash, end of period	$471,584	$142,600	$705,566

Supplemental cash flow information:
Cash paid for interest	$762,610	$466,806	$323,219
Cash paid for income taxes	1,598	1,377	1,397
Supplemental non-cash investing and financing activity:
Distributions payable	$439,486	$380,581	$226,309
Issuance of stock based compensation, subject to repurchase for tax withholding	11,443	—	—
Debt issuance costs payable	45	—	43,005
Deferred transaction costs payable	2,311	2,526	3,877
Non-cash change in Investments in leases - financing receivables	276,929	189,123	21,139
Obtaining right-of-use assets in exchange for lease liabilities	82,099	541,676	—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, the words the “Company,” “VICI,” “we,” “our,” and “us” refer to VICI Properties Inc. and its subsidiaries, including VICI Properties L.P. (“VICI LP”), on a consolidated basis, unless otherwise stated or the context requires otherwise.
We refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Statements of Operations and Comprehensive Income as our “Statement of Operations,” and (iv) our Consolidated Statement of Cash Flows as our “Statement of Cash Flows.” References to numbered “Notes” refer to the Notes to our Consolidated Financial Statements.
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. As of December 31, 2023, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses which are managed by CDN Golf Management Inc. and are located near certain of our properties.
VICI, the parent company, is a Maryland corporation and internally managed real estate investment trust (“REIT”) for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI Properties OP LLC (“VICI OP”) and indirectly through VICI LP and our golf course business, VICI Golf LLC (“VICI Golf”), is conducted through a direct wholly owned taxable REIT subsidiary (“TRS”) of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute substantially all of our net taxable income to stockholders and maintain our qualification as a REIT.
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
Principles of Consolidation and Non-controlling Interest
The accompanying Financial Statements include our accounts and the accounts of VICI LP, and the subsidiaries in which we or VICI LP has a controlling interest. All intercompany account balances and transactions have been eliminated in consolidation. We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities for which we or one of our consolidated subsidiaries is the primary beneficiary.
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of December 31, 2023, VICI’s non-controlling interests represent an approximately 1.2% third-party ownership of VICI OP in the form of limited liability company interests in VICI OP (“VICI OP Units”), a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars for such facility (“Joliet Lease”) and a 5.6% third-party equity ownership, in the form of Class A Units, of VICI Bowl HoldCo LLC, the entity that owns

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Bowlero Portfolio and is the lessor under the related Bowlero Master Lease. As VICI OP is a parent entity of VICI LP, VICI LP’s non-controlling interests are that of third-party ownership of Harrah’s Joliet LandCo LLC and VICI Bowl HoldCo LLC.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of December 31, 2023 and 2022, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of December 31, 2023. We had $217.3 million of short-term investments as of December 31, 2022.
Purchase Accounting
We assess all of our property acquisitions under ASC 805 “Business Combinations” (“ASC 805”) to determine if such acquisitions should be accounted for as a business combination or an asset acquisition. Under ASC 805, an acquisition does not qualify as a business combination when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Generally, and to date, all of our acquisitions have been determined to be asset acquisitions and, in accordance with ASC 805-50, all applicable transaction costs are capitalized as part of the purchase price of the acquisition.
We allocate the purchase price to the identifiable assets acquired and liabilities assumed, as applicable, using the relative fair value. Generally, with the exception of the MGP Transactions and the MGM Grand/Mandalay Bay JV Interest Acquisition (each as defined in Note 3 - Real Estate Transaction), our acquisitions consists of properties without existing tenant leases or debt and, accordingly, the assets acquired are comprised of land, building and site improvements. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
Investments in Leases - Sales-type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess each lease component of the property, generally comprised of land and building, to determine the classification. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long-term nature of our leases, the land and building components of an investment generally have the same lease classification.

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
Lease Term
We assess the noncancelable lease term under ASC 842, which includes any reasonably certain renewal periods. All of our lease agreements provide for an initial term, with one or more tenant renewal options.
In relation to our gaming assets and certain other irreplaceable real estate, we generally conclude that the lease term includes all of the periods covered by extension options as it is reasonably certain our tenants will renew the lease agreements. In these situations, we believe our tenants are economically compelled to renew the lease agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested and are required to invest in our properties under the terms of the lease agreements and the lack of suitable replacement assets.
Investments in Loans and Securities, net
Investments in loans are held-for-investment and are carried at historical cost, inclusive of unamortized loan origination costs and fees and net of allowances for credit losses. Income is recognized on an effective interest basis at a constant rate of return over the life of the related loan.
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
Loan origination fees and costs incurred in connection with entering into investments classified as lease financing receivables are included in the balance of the net investment and such amounts will be recognized as an adjustment to Income from investments in loans and lease financing receivables over the life of the lease using the effective interest method.
Allowance for Credit Losses
ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans and securities.
Investments in Leases
In relation to our lease portfolio, we have elected to use a discounted cash flow model to estimate the allowance for credit losses, or CECL allowance for our Investments in leases - sales-type and Investments in leases - financing receivables, which comprise the substantial majority of our CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease and discount these cash flows at the asset’s effective interest rate. We then

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors, as applicable, over the life of each individual lease. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors, as applicable. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-Term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and parent guarantor, as applicable, and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over approximately the past 40 years that have similar credit profiles or characteristics to our tenants and their parent guarantors, as applicable. We are unable to use our historical data to estimate losses as we have no loss history to date.
Investments in Loans
In relation to our loan portfolio, we engage a nationally recognized data analytics firm to provide loan level market data and a forward-looking commercial real estate loss forecasting tool. The credit loss model generates the PD and LGD using sub-market loan-level data and the fair value of collateral to generate net operating income and forecast the expected loss for each loan.
Unfunded Commitments
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility, delayed draw term loan, construction loan or through commitments made to our tenants to fund the development and construction of improvements at our properties. We estimate the amount that we will fund for each contractual commitment based on (i) discussions with our borrowers and tenants, (ii) our borrowers’ and tenants’ business plans and financial condition and (iii) other relevant factors. Based on these considerations, we apply a CECL allowance to the estimated amount of credit we expect to extend. The CECL allowance for unfunded commitments is calculated using the same methodology as the allowance for the respective investments subject to the CECL model. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheets.
Presentation
The CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Sales-type sub-leases (included in Other assets) on our Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2023, 2022 and 2021.
Refer to Note 5 - Allowance for Credit Losses for further information.
Investments in Land
Our investments in land are held at historical cost and comprised of the following:
•Las Vegas Land. We own certain underdeveloped or undeveloped land adjacent to the Las Vegas strip.
•Vacant, Non-Operating Land. We own certain vacant, non-operating land parcels located outside of Las Vegas.
•Eastside Property. In 2017, we sold 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, to Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put-call option on the land parcels and the Caesars Forum Convention

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Center. The amount of $73.6 million is presented as land with a corresponding amount of $73.6 million recorded in Other liabilities in our Balance Sheets.
Property and Equipment Used in Operations
Property and equipment used in operations is included within Other assets on our Balance Sheets and represents assets primarily related to VICI Golf, our golf operations. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
Additions to property used in operations are stated at cost. We capitalize the costs of improvements that extend the life of the asset and expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

Depreciable land improvements	2-50 years
Building and improvements	5-25 years
Furniture and equipment	2-10 years
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
Investment in Unconsolidated Affiliate
Our equity method investment as of December 31, 2022, represented our 50.1% ownership interest in the joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay JV”), which was acquired in the MGP Transactions and, as a result, was recorded at relative fair value. The difference in basis between our share of the carrying value of the MGM Grand/Mandalay Bay JV and the relative fair value upon acquisition was amortized into Income from unconsolidated affiliate over the estimated useful life of the respective underlying real estate assets, the remaining lease term of the MGM Grand/Mandalay Bay JV Lease, or the remaining term of the assumed debt, as applicable. On January 9, 2023, we acquired the remaining 49.9% interest from Blackstone Real Estate Income Trust, Inc. (“BREIT”) for cash consideration of approximately $1.3 billion and, accordingly, consolidated the operations of the MGM Grand/Mandalay Bay JV starting in the first quarter of 2023. Refer to Note 3 - Real Estate Transactions for further details.
Foreign Currency Translation and Remeasurement
Our investments in the PURE Portfolio, Century Canadian Portfolio and the Cabot Highlands Loan (each as defined in Note 3 - Real Estate Transactions) are denominated in foreign currencies, and accordingly, we translate the financial statements of the subsidiaries that own the PURE Portfolio, Century Canadian Portfolio and Cabot Highlands Loan into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheets and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is denominated in foreign currencies, which is not our and our consolidated subsidiaries functional currency of USD. When the debt and related operating receivables and/or payables are remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Other gains, net in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Income and Other Expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under our lease agreements, the tenants are required to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expense are recorded on a gross basis in our Statement of Operations as required under GAAP as we are the primary obligor under the ground and use leases.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income (loss) is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income (loss) in our Balance Sheets with a corresponding change in Unrealized gain (loss) in cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Golf Revenues
VICI Golf and Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby certain subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2023, payments under the Golf Course Use Agreement were comprised of a $11.6 million annual membership fee, $3.7 million of use fees and approximately $1.6 million of minimum rounds fees. The annual membership fee, use fees and minimum rounds fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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
The operations of VICI Golf (represented by the four golf course businesses), which are held in a TRS and certain of our other subsidiaries that operate in various states and municipalities within North America and the United Kingdom, are subject to various local, state and/or federal income taxes. Accordingly, we provide for a provision for income taxes in relation to these jurisdictions, which includes current and deferred portions. We use the asset and liability method to provide for income taxes, which requires that our income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes.
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
See Note 12—Earnings Per Share and Earnings Per Unit for the detailed EPS and EPU calculations.

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
Concentrations of Credit Risk
Caesars and MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from Caesars, which includes revenue from the Caesars leases and other agreements, represented 37%, 46%, and 85% of our lease revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue from MGM, which comprises revenue from the MGM leases, represented 39%, 34% and 0% of our lease revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 49%, 45%, and 32% of our lease revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Except as described above, we do not believe there are any other significant concentrations of credit risk.
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
Recent Account Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our Financial Statements.
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and is effective for all public entities for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of ASU 2023-07 on our Financial Statements.
Note 3 — Real Estate Transactions
2023 Transactions
Our significant activities in 2023, in reverse chronological order, are as follows:
Property Acquisitions
Chelsea Piers Transaction
On December 18, 2023, we acquired the leasehold interest associated with Chelsea Piers from Chelsea Piers L.P. in a sale-leaseback transaction (the “Chelsea Piers Transaction”) for a purchase price of $342.9 million. We funded the transaction through cash on hand and the full repayment and termination of the $71.5 million outstanding Chelsea Piers loan. Simultaneous with the closing of the Chelsea Piers Transaction, we entered into a triple-net lease agreement with Chelsea Piers L.P. and North River Operating Company L.P. (the “Chelsea Piers Lease”). The Chelsea Piers Lease has an initial total annual rent of $24.0 million and an initial term of 32 years, with a 10-year extension option that the tenant under the Chelsea Piers Lease is obligated to extend provided all conditions are met. Annual rent under the Chelsea Piers Lease escalates at 1.25% commencing in lease year 3 and 1.50% from lease year 4 until the end of the term. The tenant’s obligations under the lease are guaranteed by certain subsidiaries of the tenant under the Chelsea Piers Lease.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We determined that the Chelsea Piers Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the Chelsea Piers Lease meet the definition of a sales-type lease. Since we purchased and leased the asset back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the Chelsea Piers Lease is accounted for as Investments in leases – financing receivables on our Balance Sheets.
Bowlero Transaction
On October 19, 2023, we entered the family entertainment sector by acquiring the real estate assets of 38 bowling entertainment centers (the “Bowlero Portfolio”) from Bowlero in a sale-leaseback transaction for an aggregate purchase price of $432.9 million (the “Bowlero Transaction”). We financed the Bowlero Transaction through a combination of units in a newly formed VICI subsidiary issued to Bowlero, cash on hand, and a portion of proceeds from the settlement of the remaining shares under the January 2023 Forward Sale Agreements (as defined in Note 11 - Stockholders’ Equity). Simultaneous with the closing of the Bowlero Transaction, we entered into a triple-net master lease agreement with Bowlero (the “Bowlero Master Lease”). The Bowlero Master Lease has an initial total annual rent of $31.6 million and an initial term of 25 years, with six 5-year tenant renewal options. Rent under the Bowlero Master Lease will escalate at the greater of 2.0% or CPI (subject to a 2.5% ceiling). The tenant’s obligations under the lease are guaranteed by Bowlero Corp. Additionally, the Bowlero Master Lease contains a right of first offer provision with respect to real estate assets of any current or future Bowlero properties in the event that Bowlero elects to enter into a sale-leaseback transaction for such properties during the first eight years of the initial term of the Bowlero Master Lease.
We determined that the Bowlero Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the Bowlero Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the Bowlero Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheets.
Century Canadian Portfolio Transaction
On September 6, 2023, we closed on the acquisition of the Century Casino & Hotel Edmonton, Century Casino St. Albert located in Edmonton, Alberta, Century Mile Racetrack and Casino and Century Downs Racetrack and Casino all of which are located in Alberta, Canada (the “Century Canadian Portfolio”) from Century Casinos, Inc. (together with, as the context requires, its subsidiaries,“Century Casinos”) for an aggregate purchase price of C$221.7 million (approximately US$162.5 million based on the exchange rate at the time of the acquisition) (the “Century Canadian Portfolio Transaction”). We financed the Century Canadian Portfolio Transaction with a combination of cash on hand, proceeds from the partial settlement of forward equity sale agreements and a C$75.0 million (approximately US$55.0 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility (as defined in Note 7 - Debt). Simultaneous with the closing of the transaction, the Century Canadian Portfolio was added to the existing triple-net master lease agreement between us and Century Casinos (“Century Master Lease”) and annual rent increased by C$17.3 million (approximately US$12.7 million based on the exchange rate at the time of the acquisition). Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease has a full 15-year initial base lease term, with three 5-year tenant renewal options. Century Casinos previously exercised one 5-year tenant renewal option. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos, Inc.
We determined that the Century Canadian Portfolio component of the Century Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Century Master Lease. Accordingly, we determined that the Century Canadian Portfolio Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the Century Canadian Portfolio under the Century Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the Century Canadian Portfolio under the Century Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheets.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Rocky Gap Casino Transaction
On July 25, 2023, we closed on the previously announced acquisition of the leasehold interest in the land and buildings associated with Rocky Gap Casino Resort, located in Flintstone, Maryland (“Rocky Gap Casino”) with Century Casinos, from Golden Entertainment, Inc. for an aggregate purchase price of $260.0 million (the “Rocky Gap Casino Transaction”). Pursuant to the transaction agreements, we acquired the leasehold interest in the land and buildings associated with the Rocky Gap Casino for approximately $203.9 million and Century Casinos acquired the operating assets of the property for approximately $56.1 million. Simultaneous with the closing of the transaction, the Century Master Lease was amended to include Rocky Gap Casino, and annual rent under the Century Master Lease increased by $15.5 million. Additionally, the term of the Century Master Lease was extended such that, upon closing of the transaction, the lease had a full 15-year initial base lease term remaining. Century Casinos previously exercised one 5-year tenant renewal option and three additional 5-year tenant renewal options are remaining. The tenants’ obligations under the Century Master Lease continue to be guaranteed by Century Casinos, Inc.
We determined that the Rocky Gap Casino component of the Century Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the Century Maser Lease. We determined that the Rocky Gap Casino Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of Rocky Gap Casino under the Century Master Lease meet the definition of a sales-type lease and accordingly is accounted for as Investments in leases – sales-type on our Balance Sheets.
MGM Grand/Mandalay Bay JV Interest Acquisition
On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT for cash consideration of $1,261.9 million (the “MGM Grand/Mandalay Bay JV Interest Acquisition”). We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The lease agreement for MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay Lease”) currently has an annual rent of $309.9 million, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050), with two ten-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or the Consumer Price Index (“CPI”) (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment under the voting interest model within Investment in unconsolidated affiliate on our Balance Sheets.
Simultaneously with closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, as a result of acquiring full ownership, we consolidated the joint venture and determined that the consolidation should be accounted for as an asset acquisition under ASC 805-50. In application of the asset acquisition guidance, we retained the prior cost basis of our 50.1% interest, which we previously acquired in connection with the MGP Transactions (as defined below), and combined such basis to the purchase price of the MGM Grand/Mandalay Bay JV Interest Acquisition.
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
____________________
(1) Amount represents their current carrying value, which is equal to fair value
(2) Amount represents the fair value of the $3.0 billion principal amount of CMBS debt as of January 9, 2023, which was estimated as a $252.1 million discount to principal value. The fair value of the debt was estimated by modeling the contractual cash flows and discounting them back to the present value using an estimated market yield. Additionally, we considered current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value measurement are considered Level 3 of the fair value hierarchy.
Concurrent with the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition and consolidation of the MGM Grand/Mandalay Bay Lease, we assessed the lease classification of the MGM Grand/Mandalay Bay Lease and determined that it met the definition of a sales-type lease. Accordingly, the relative fair value of the MGM Grand/Mandalay Bay Lease of $5.5 billion was recorded as an Investment in leases – sales-type on our Balance Sheets, net of an initial allowance for estimated credit losses in the amount of $210.0 million.
PURE Canadian Gaming Transaction
On January 6, 2023, we acquired the real estate assets of PURE Casino Edmonton, PURE Casino Yellowhead, PURE Casino Calgary, and PURE Casino Lethbridge, all of which are located in Alberta, Canada (the “PURE Portfolio”), from PURE Canadian Gaming, Corp. (“PURE Canadian Gaming”) for an aggregate purchase price in cash of approximately C$271.9 million (approximately US$200.8 million based on the exchange rate at the time of the acquisition) (the “PURE Canadian Gaming Transaction”). We financed the PURE Canadian Gaming Transaction with a combination of cash on hand and a C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) draw under our Revolving Credit Facility. Simultaneous with the acquisition, we entered into a triple-net master lease agreement for the PURE Portfolio (“PURE Master Lease”). The PURE Master Lease has an initial total annual rent of approximately C$21.8 million (approximately US$16.1 million based on the exchange rate at the time of the acquisition), an initial term of 25 years, with four 5-year tenant renewal options, escalation of 1.25% per annum in lease years two and three (and thereafter at the greater of 1.5% and the Canadian Consumer Price Index, capped at 2.5%) and minimum capital expenditure requirements of 1.0% of annual net revenue (excluding gaming equipment). The tenant’s obligations under the PURE Master Lease are guaranteed by PURE Canadian Gaming Corp.
We determined that the PURE Canadian Gaming Transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the land and building components of the PURE Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the PURE Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheets.
Leasing Activity
Gold Strike Severance Lease
On February 15, 2023, in connection with the closing of MGM’s sale of the operations of Gold Strike Casino Resort, located in Tunica, Mississippi (“Gold Strike”), we entered into a lease agreement with Cherokee Nation Businesses, L.L.C. (“CNB”) related to the land and real estate assets of Gold Strike (“CNE Gold Strike Lease”), and entered into an amendment to the lease agreement for the properties leased to MGM, excluding the MGM Grand and Mandalay Bay properties (“MGM Master Lease”) in order to account for MGM’s divestiture of the operations of Gold Strike and to reduce the annual base rent by $40.0 million. The CNE Gold Strike Lease has initial annual base rent of $40.0 million with other economic terms substantially similar to the MGM Master Lease, including a base term of 25 years with three 10-year tenant renewal options, escalation of 2.0% per annum (with escalation of the greater of 2.0% and CPI, capped at 3.0%, beginning in lease year 11) and minimum capital expenditure requirements of 1.0% of annual net revenue. The tenant’s obligations under the CNE Gold Strike Lease are guaranteed by CNB.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Real Estate Debt Investments
The following table summarizes our 2023 real estate debt investment activity:

($ in thousands)
Investment Name	Maximum Investment Amount	Investment Type	Collateral
Kalahari Virginia Loan	$212,200	Mezzanine Loan	907-key indoor waterpark resort in Thornburg, VA under development
Canyon Ranch Preferred Equity Investment	150,000	Preferred Equity Investment	Equity interests in controlling entity of Canyon Ranch
Canyon Ranch Lenox and Tucson Loan	140,135	Senior Secured Loan	Canyon Ranch Tucson and Canyon Ranch Lenox
Cabot Saint Lucia Loan	100,000	Senior Secured Loan	Luxury golf resort in Saint Lucia, Virgin Islands
Hard Rock Ottawa Notes	85,000	Senior Secured Note	Hard Rock Ottawa Hotel & Casino
Cabot Highlands Loan (1)	10,938	Senior Secured Loan	Luxury golf resort in the Scottish Highlands
Total	$698,273
____________________
(1) Amount represents USD equivalent to £9.0 million based on the exchange rate at the time of closing.
Significant 2022 Transactions
MGP Transactions
On April 29, 2022, we closed on the acquisition of MGM Growth Properties LLC (“MGP”) in a series of transactions governed by the certain Master Transaction Agreement between us, MGP, MGM Growth Properties Operating Partnership LP (“MGP OP”), VICI LP, REIT Merger Sub (as defined therein), VICI OP, and MGM entered into on August 4, 2021 (“MGP Master Transaction Agreement”), pursuant to which we acquired MGP for total consideration of $11.6 billion, plus the assumption of approximately $5.7 billion principal amount of debt, inclusive of a 50.1% share of the MGM Grand/Mandalay Bay JV CMBS debt, at the time (“MGP Transactions”). Upon closing, the MGP Transactions added $1,012.2 million of annualized rent to our portfolio from 15 Class A entertainment casino resort properties spread across nine regions and comprising 36,000 hotel rooms, 3.6 million square feet of meeting and convention space and hundreds of food, beverage and entertainment venues. Under the terms of the MGP Master Transaction Agreement, each outstanding MGP Class A common share was converted into 1.366 (the “Exchange Ratio”) shares of VICI common stock. The fixed Exchange Ratio represented an agreed upon price of $43.00 per share of MGP Class A common shares based on VICI’s trailing 5-day volume weighted average price of $31.47 as of July 30, 2021. MGM received $43.00 per unit in cash for the redemption of the majority of its MGP OP units that it held for total cash consideration of approximately $4.404 billion and also acquired approximately 12.2 million units in VICI OP. The MGP Class B share that was held by MGM was cancelled and ceased to exist simultaneous with closing.
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
Simultaneous with the closing of the MGP Transactions on April 29, 2022, we entered into the MGM Master Lease. The MGM Master Lease has an initial term of 25 years, with three 10-year tenant renewal options and had an initial total annual rent of $860.0 million. Rent under the MGM Master Lease escalates at a rate of 2.0% per annum for the first 10 years and thereafter at the greater of 2.0% per annum or the increase in CPI, subject to a 3.0% cap. The total annual rent under the MGM Master Lease was reduced by $90.0 million upon the close of MGM’s sale of the operations of the Mirage to an affiliate of Seminole Hard Rock International LLC (“Hard Rock”) and entrance into a lease with Hard Rock for the Mirage property on December 19, 2022, and further reduced by $40.0 million upon the close of MGM’s sale of the operations of Gold Strike on February 15, 2023.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, we retained a 50.1% ownership stake in the MGM Grand/Mandalay Bay JV, which owns the real estate assets of MGM Grand Las Vegas and Mandalay Bay. At the time of acquisition, the MGM Grand/Mandalay Bay Lease provided for total annual base rent of approximately $303.8 million, and had an initial term of thirty years with two 10-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates at a rate of 2.0% per annum for the first 15 years and thereafter at the greater of 2.0% per annum or CPI, subject to a 3.0% cap. On January 9, 2023, we closed on the MGM Grand/Mandalay Bay JV Interest Acquisition and accordingly own 100% of the interest in the MGM Grand/Mandalay Bay JV, and assumed the full $3.0 billion of CMBS debt held by the joint venture.
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

(In thousands)	Amount
REIT merger consideration (1)	$6,568,480
Redemption payment to MGM	4,404,000
VICI OP Units retained by MGM (2)	374,769
Repayment of MGP revolving credit facility (3)	90,000
Transactions costs (4)	119,741
Total consideration transferred	$11,556,990
Assumption of MGP unsecured notes, at principal value	4,200,000
Assumption of our proportionate share of the MGM Grand/Mandalay Bay JV CMBS debt, at principal value	1,503,000
Total purchase price	$17,259,990
____________________
(1) Amount represents the dollar value of 214,375,990 shares of VICI common stock, multiplied by the VICI stock price at the time of closing of $30.64 per share, which were issued in exchange for the MGP Class A common shares outstanding immediately prior to the MGP Transactions and certain of the MGP stock-based compensation awards, converted to shares of VICI common stock.
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
In relation to the MGM Grand/Mandalay Bay JV, we determined that such investment should be accounted for as an equity method investment and, accordingly, recorded the relative fair value as an Investment in unconsolidated affiliate on our Balance Sheets. The requirement to record our investment in the MGM Grand/Mandalay Bay JV at relative fair value under ASC 805 resulted in a difference in our acquired basis from that of the underlying records, or historical cost basis, of the MGM Grand/Mandalay Bay JV. Accordingly, we compared our proportionate share of the historical cost basis of the MGM Grand/Mandalay Bay JV as of April 29, 2022 to our proportionate share of the relative fair value, the difference of which was amortized through Income from unconsolidated affiliate over the life of the related asset or liability. On January 9, 2023, we acquired the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT and consolidated the operations of the joint venture. Refer to “MGM Grand/Mandalay Bay JV Interest Acquisition” above for further details.
Note 4 — Real Estate Portfolio
As of December 31, 2023, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our fourteen debt investments in senior secured and mezzanine loans, preferred equity and senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Investments in leases - sales-type, net (1)	$23,015,931	$17,172,325
Investments in leases - financing receivables, net (1)	18,211,102	16,740,770
Total investments in leases, net	41,227,033	33,913,095
Investments in loans and securities, net	1,144,177	685,793
Investment in unconsolidated affiliate (2)	—	1,460,775
Land	150,727	153,560
Total real estate portfolio	$42,521,937	$36,213,223
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of December 31, 2023 and 2022, the estimated residual values of the leased properties under our lease agreements were $15.9 billion and $11.5 billion, respectively.
(2) Represents our 50.1% investment in the MGM Grand/Mandalay Bay JV prior to the MGM Grand/Mandalay Bay JV Interest Acquisition on January 9, 2023, which was accounted for as an equity method investment.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Income from sales-type leases - fixed rent	$1,892,534	$1,436,945	$1,161,655
Income from sales-type leases - contingent rent (1)	87,644	27,300	6,317
Income from lease financing receivables - fixed rent	1,430,246	995,383	243,008
Income from lease financing receivables - contingent rent (1)	10,509	1,673	—
Total lease revenue	3,420,933	2,461,301	1,410,980
Non-cash adjustment (2)	(515,556)	(337,631)	(119,790)
Total contractual lease revenue	$2,905,377	$2,123,670	$1,291,190
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
At December 31, 2023, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2024	$1,682,826	$1,233,178	$2,916,004
2025	1,712,651	1,255,549	2,968,200
2026	1,738,942	1,278,819	3,017,761
2027	1,766,012	1,302,657	3,068,669
2028	1,794,287	1,327,211	3,121,498
Thereafter	77,503,679	89,787,503	167,291,182
Total	$86,198,397	$96,184,917	$182,383,314

Weighted Average Lease Term (2)	38.5 years	48.8 years	43.0 years
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under our lease agreements.
(2) The minimum lease payments and weighted average remaining lease term includes the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Provisions
As of December 31, 2023 we owned 93 assets leased under 20 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Additionally, certain of our lease agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, are subject to adjustment based on the revenues of the underlying asset in specified periods.
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants:

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, 10-year terms	Four, 5-year terms	Four, 5-year terms	Two, 10-year terms
Current lease year	5/1/23-4/30/24 (Lease Year 2)	11/1/23 - 10/31/24 (Lease Year 7)	11/1/23 - 10/31/24 (Lease Year 7)	3/1/23 - 2/29/24 (Lease Year 4)
Current annual rent	$744,600	$728,407 (1)	$469,219	$309,873
Annual escalator (2)	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-5 - 1.5% Lease years 6-end of term - >2.0% / change in CPI	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $719.0 million.
(2) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(3) Variable rent is not subject to the escalator.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capital Expenditure Requirements
We manage our residual asset risk through protective covenants in our lease agreements, which require the tenant to, among other things, hold specific insurance coverage, engage in ongoing maintenance of the property and invest in capital improvements. With respect to the capital improvements, the lease agreements specify certain minimum amounts that our tenants must spend on capital expenditures that constitute installation, restoration and repair or other improvements of items with respect to the leased properties. The following table summarizes the capital expenditure requirements of our gaming tenants under their respective lease agreements:

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease	Venetian Lease	All Other Gaming Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum (3)	$286 million	$84 million	N/A	N/A	N/A
____________________
(1) Represents the tenants under our other gaming lease agreements not specifically outlined in the table, as specified in their respective lease agreements.
(2) The leases with Caesars require a $107.5 million floor on annual capital expenditures for Caesars Palace Las Vegas, Joliet and the Caesars Regional Master Lease properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
(3) Certain tenants under our leases with Caesars, as applicable, are required to spend $380.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $286.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars Lease in such proportion as such tenants may elect. Additionally, the tenants under the Caesars Regional Master Lease and Joliet Lease are required to expend a minimum of $531.9 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of December 31, 2023 and 2022:

($ In thousands)	December 31, 2023
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$73,818	$—	11.00%	7.3 years
Senior Secured Loans (6)	392,250	386,274	476,395	7.3%	5.4 years
Mezzanine Loans and Preferred Equity	698,861	684,085	278,848	9.8%	4.6 years
Total	$1,176,111	$1,144,177	$755,243	9.0%	5.1 years

($ In thousands)	December 31, 2022
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate	Weighted Average Term (3)
Senior Secured Loans	$495,901	$492,895	$584,049	7.8%	3.2 years
Mezzanine Loans	196,597	192,898	514,882	9.1%	4.3 years
Total	$692,498	$685,793	$1,098,931	8.2%	3.5 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2023.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.
(6) On May 1, 2023, the Caesars Forum Convention Center mortgage loan, representing $400.0 million in principal balance of our senior secured loans, was repaid in full.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity. The following tables detail the allowance for credit losses as of December 31, 2023 and December 31, 2022:

	December 31, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$23,717,060	$(701,129)	$23,015,931	2.96%
Investments in leases - financing receivables	18,914,734	(703,632)	18,211,102	3.72%
Investments in loans and securities	1,173,949	(29,772)	1,144,177	2.54%
Other assets - sales-type sub-leases	866,052	(18,722)	847,330	2.16%
Totals	$44,671,795	$(1,453,255)	$43,218,540	3.25%

	December 31, 2022
($ In thousands)	Amortized Cost	Allowance	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$17,742,712	$(570,387)	$17,172,325	3.21%
Investments in leases - financing receivables	17,467,477	(726,707)	16,740,770	4.16%
Investments in loans and securities	692,658	(6,865)	685,793	0.99%
Other assets - sales-type sub-leases	784,259	(19,750)	764,509	2.52%
Totals	$36,687,106	$(1,323,709)	$35,363,397	3.61%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of December 31, 2023 and December 31, 2022, such allowance is $19.1 million and $45.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning Balance January 1,	$1,368,819	$534,325	$553,879
Initial allowance from current period investments	293,033	573,624	1,725
Current period change in credit allowance	(189,466)	260,870	(21,279)
Charge-offs	—	—	—
Recoveries	—	—	—
Ending Balance December 31,	$1,472,386	$1,368,819	$534,325
During the year ended December 31, 2023, we recognized a $103.6 million increase in our allowance for credit losses primarily driven by the following:
•Initial CECL allowances of $279.0 million on our $4.1 billion property acquisition activity and $14.0 million on our $698.2 million of loan origination activity during such period; and
•A net increase as a result of standard annual updates to the CECL model used and certain related inputs, including the Long-Term Period probability of default, or PD.
•This increase was partially offset by an overall decrease in the reasonable and supportable period, or R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of their market performance during the year and changes in the macroeconomic model used to scenario condition such inputs.
During the year ended December 31, 2022, we recognized a $834.5 million increase in our allowance for credit losses primarily driven by the following:
•Initial CECL allowances of $540.5 million on our $21.6 billion of property acquisition activity and $33.1 million on our $1.2 billion loan origination activity during such period;

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•An increase in the R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of their market performance during the year and changes in the macroeconomic model used to scenario condition such inputs; and
•A net increase as a result of standard annual updates to the CECL model used and certain related inputs, including the Long-Term Period PD.
•These increases were partially offset by a decrease in the Long-Term Period PD, due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants.
During the year ended December 31, 2021, we recognized a $19.6 million decrease in our allowance for credit losses primarily driven by the following:
•The decrease in the R&S Period PD of our tenants or borrowers and their parent guarantors as a result of an improvement in their economic outlook due to the reopening of all of their gaming operations and relative performance of such operations during 2021 and changes in the macroeconomic model used to scenario condition such input;
•The decrease in the Long-Term Period PD due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants during 2021; and
•A net decrease as a result of standard annual updates to the CECL model used and certain related inputs, including the Long-Term Period PD.
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2023, 2022 and 2021:

	December 31, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,317,380	$32,976,433	$3,682,802	$881,917	$1,316,817	$1,496,446	$44,671,795

	December 31, 2022
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$4,247,315	$28,095,234	$2,594,203	$875,749	$581,973	$292,632	$36,687,106

	December 31, 2021
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A(2)	Total
Investments in leases - sales-type and financing receivable, Investments in loans and Other assets (1)	$—	$951,033	$14,888,770	$868,629	$279,579	$98,739	$17,086,749
____________________
(1)Excludes the CECL allowance for unfunded commitments recorded in Other liabilities as such commitments are not currently reflected on our Balance Sheets, rather the CECL allowance is based on our current best estimate of future funding commitments.
(2)We estimate the CECL allowance for our loan investments using a traditional commercial real estate model based on standardized credit metrics to estimate potential losses.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Sales-type sub-leases, net (1)	$847,330	$764,509
Property and equipment used in operations, net	66,946	67,209
Right of use assets and sub-lease right of use assets	38,345	45,008
Debt financing costs	11,332	18,646
Deferred acquisition costs	10,087	12,834
Other receivables	9,660	6,474
Deferred income taxes	9,423	—
Interest receivable	9,351	6,911
Tenant receivables	6,236	5,498
Prepaid expenses	4,728	7,348
Forward-starting interest rate swaps	1,563	—
Other	329	1,891
Total other assets	$1,015,330	$936,328
___________________________________________________
(1) As of December 31, 2023 and December 31, 2022, sales-type sub-leases are net of $18.7 million and $19.8 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Land and land improvements	$60,461	$60,332
Buildings and improvements	15,727	15,125
Furniture and equipment	12,432	9,563
Total property and equipment used in operations	88,620	85,020
Less: accumulated depreciation	(21,674)	(17,811)
Total property and equipment used in operations, net	$66,946	$67,209

	Year Ended December 31,
(In thousands)	2023	2022	2021
Depreciation expense	$4,298	$3,182	$3,091
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Finance sub-lease liabilities	$866,052	$784,259
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	38,345	45,039
CECL allowance for unfunded commitments	19,131	45,110
Derivative liability	11,218	—
Deferred income taxes	4,506	4,339
Other	250	125
Total other liabilities	$1,013,102	$952,472

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Debt
The following tables detail our debt obligations (each as defined in the column titled “Description of Debt”) as of December 31, 2023 and 2022:

($ In thousands)	December 31, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value(1)
Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2) (3)	March 31, 2026	CDOR + 1.05%	162,346	162,346
GBP Borrowings (2) (3)	March 31, 2026	SONIA + 1.05%	11,458	11,458
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,773,758
November 2019 Notes
2026 Maturity	December 1, 2026	4.250%	1,250,000	1,241,678
2029 Maturity	December 1, 2029	4.625%	1,000,000	990,531
February 2020 Notes
2025 Maturity	February 15, 2025	3.500%	750,000	747,364
2027 Maturity	February 15, 2027	3.750%	750,000	744,762
2030 Maturity	August 15, 2030	4.125%	1,000,000	990,111
April 2022 Notes
2025 Maturity	May 15, 2025	4.375%	500,000	497,864
2028 Maturity	February 15, 2028	4.516% (4)	1,250,000	1,239,594
2030 Maturity	February 15, 2030	4.541% (4)	1,000,000	989,347
2032 Maturity	May 15, 2032	3.980% (4)	1,500,000	1,482,836
2052 Maturity	May 15, 2052	5.625%	750,000	735,854
Exchange Notes
2024 Maturity	May 1, 2024	5.625%	1,024,169	1,025,431
2025 Maturity	June 15, 2025	4.625%	799,368	790,019
2026 Maturity	September 1, 2026	4.500%	480,524	467,728
2027 Maturity	February 1, 2027	5.750%	729,466	736,277
2028 Maturity	January 15, 2028	4.500%	349,325	339,043
2029 Maturity	February 15, 2029	3.875%	727,114	670,939
MGP OP Notes
2024 Maturity	May 1, 2024	5.625%	25,831	25,849
2025 Maturity	June 15, 2025	4.625%	632	622
2026 Maturity	September 1, 2026	4.500%	19,476	18,792
2027 Maturity	February 1, 2027	5.750%	20,534	20,523
2028 Maturity	January 15, 2028	4.500%	675	646
2029 Maturity	February 15, 2029	3.875%	22,886	20,753
Total Debt		4.351% (5)	$17,123,804	$16,724,125

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ In thousands)	December 31, 2022
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value(1)
Revolving Credit Facility (2)	March 31, 2026	SOFR + 1.05%	$—	$—
Delayed Draw Term Loan (6)	March 31, 2025	SOFR +1.20%	—	—
November 2019 Notes
2026 Maturity	December 1, 2026	4.250%	1,250,000	1,238,825
2029 Maturity	December 1, 2029	4.625%	1,000,000	988,931
February 2020 Notes
2025 Maturity	February 15, 2025	3.500%	750,000	745,020
2027 Maturity	February 15, 2027	3.750%	750,000	743,086
2030 Maturity	August 15, 2030	4.125%	1,000,000	988,626
April 2022 Notes
2025 Maturity	May 15, 2025	4.375%	500,000	496,314
2028 Maturity	February 15, 2028	4.516% (4)	1,250,000	1,237,082
2030 Maturity	February 15, 2030	4.541% (4)	1,000,000	987,618
2032 Maturity	May 15, 2032	3.980% (4)	1,500,000	1,480,799
2052 Maturity	May 15, 2052	5.625%	750,000	735,360
Exchange Notes
2024 Maturity	May 1, 2024	5.625%	1,024,169	1,029,226
2025 Maturity	June 15, 2025	4.625%	799,368	783,659
2026 Maturity	September 1, 2026	4.500%	480,524	463,018
2027 Maturity	February 1, 2027	5.750%	729,466	738,499
2028 Maturity	January 15, 2028	4.500%	349,325	336,545
2029 Maturity	February 15, 2029	3.875%	727,114	660,489
MGP OP Notes
2024 Maturity	May 1, 2024	5.625%	25,831	25,901
2025 Maturity	June 15, 2025	4.625%	632	615
2026 Maturity	September 1, 2026	4.500%	19,476	18,542
2027 Maturity	February 1, 2027	5.750%	20,534	20,520
2028 Maturity	January 15, 2028	4.500%	675	639
2029 Maturity	February 15, 2029	3.875%	22,886	20,361
Total Debt		4.496% (5)	$13,950,000	$13,739,675
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CDOR or SONIA, as applicable), depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the year ended December 31, 2023, the commitment fees for the Revolving Credit Facility was 0.375%.
(3)On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million to fund a portion of the purchase price of the PURE Canadian Gaming Transaction. On August 31, 2023, we drew on the Revolving Credit Facility in the amount of C$75.0 million to fund a portion of the purchase price of the Century Canadian Portfolio Transaction. On October 24, 2023, we drew on the Revolving Credit Facility in the amount of £9.0 million to fund the Cabot Highlands Loan. The balances above are inclusive of foreign currency remeasurement.
(4)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively.
(5)The interest rate represents the weighted average interest rates of the outstanding debt adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of December 31, 2023, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.49%.
(6)The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022. On February 8, 2023, the Delayed Draw Term Loan facility expired undrawn in accordance with its terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2023:

(In thousands)	Future Minimum Payments
2024	$1,050,000
2025	2,050,000
2026	1,923,804
2027	1,500,000
2028	1,600,000
Thereafter	9,000,000
Total minimum repayments	$17,123,804
Senior Unsecured Notes
As set forth in the above table, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of November 2019 Senior Notes issued on November 26, 2019, (ii) $2.5 billion aggregate principal amount of February 2020 Notes issued on February 5, 2020, (iii) $5.0 billion aggregate principal amount of April 2022 Notes issued on April 29, 2022, (iv) approximately $4.1 billion aggregate principal amount of Exchange Notes issued on April 29, 2022, in each case issued by the VICI LP and VICI Note Co. Inc., and (v) approximately $90.0 million aggregate principal amount of MGP OP Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022 (collectively, the “Senior Unsecured Notes”). Subject to the terms and conditions of the respective indentures, each series of Senior Unsecured Notes is redeemable at our option, in whole or in part, at any time for a specified period prior to the maturity date of such series at the redemption prices set forth in the respective indenture governing such series. In addition, we may redeem some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unsecured Credit Facilities
On February 8, 2022, we entered into a credit agreement by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time (“Credit Agreement”), providing for (i) a revolving credit facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 (“Revolving Credit Facility”) and (ii) a delayed draw term loan in the amount of $1.0 billion scheduled to mature on March 31, 2025 (“Delayed Draw Term Loan”). The Delayed Draw Term Loan was available to be drawn up to 12 months following the effective date of February 8, 2022 and expired undrawn on February 8, 2023 in accordance with its terms.
The Revolving Credit Facility includes two six-month maturity extension options the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments. Additionally, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party thereto, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion. On August 4, 2023, the Credit Agreement was amended pursuant to a Second Amendment among VICI LP and the lenders party thereto, in order to replace certain of the participating lenders.
Borrowings under the Revolving Credit Facility bear interest, at VICI LP’s option, at a benchmark rate based on SOFR (or CDOR for Canadian dollars or SONIA for Sterling) (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate (or Canadian prime rate for Canadian dollars) plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. The Canadian prime rate is the highest of (i) the PRIMCAN Index rate and (ii) the average rate for thirty day Canadian Dollar bankers’ acceptance quoted by Reuters plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating) of total revolving commitments.
Pursuant to the terms of the Credit Agreement, VICI LP is subject to, among other things, customary covenants and the maintenance of various financial covenants. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt.
Our draw and repayment activity for the Revolving Credit Facility during the years ended December 31, 2023 and 2022 is set forth below:
•On October 24, 2023, we drew on the Revolving Credit Facility in the amount of £9.0 million (approximately US$10.9 million based on the exchange rate at the time of funding) to fund the Cabot Highlands Loan.
•On August 31, 2023, we drew on the Revolving Credit Facility in the amount of C$75.0 million (approximately US$55.0 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the Century Canadian Portfolio Transaction.
•On January 3, 2023, we drew on the Revolving Credit Facility in the amount of C$140.0 million (approximately US$103.4 million based on the exchange rate at the time of the acquisition) to fund a portion of the purchase price of the PURE Canadian Gaming Transaction.
•On February 18, 2022, we drew on the Revolving Credit Facility in the amount of $600.0 million to fund a portion of the purchase price of the acquisition of the Venetian Resort, which closed on February 23, 2022 (“Venetian Acquisition”). On April 29, 2022, we repaid the outstanding balance of the Revolving Credit Facility using the proceeds from the April 2022 Notes offering.
Senior Secured Credit Facilities
In December 2017, VICI Properties 1 LLC (“VICI PropCo”) entered into a credit agreement (as amended, amended and restated and otherwise modified, the “2017 Credit Agreement”), comprised of a $2.2 billion seven-year senior secured first lien term loan facility (“Term Loan B Facility”) and a $1.0 billion secured revolving credit facility (the Term Loan B Facility and the secured revolving credit facility, as amended, are referred to together as the “Senior Secured Credit Facilities”). The Term Loan B Facility was repaid in full on September 15, 2021, resulting in recognition of a loss on extinguishment of debt of $15.6 million during the year ended December 31, 2021, representing the write-off of the remaining unamortized deferred financing costs. On February 8, 2022, we terminated the secured revolving credit facility (including the first priority lien on

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
substantially all of VICI PropCo’s material assets and those of its existing and subsequently acquired wholly owned material domestic restricted subsidiaries) and the 2017 Credit Agreement and entered into the Credit Agreement, as described above.
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
Bridge Facilities
In connection with our acquisitions, from time to time, we enter into agreements with certain lenders pursuant to which they provide financing commitments, typically consisting of a 364-day first lien secured bridge facility, for the purpose of providing all or a portion of financing necessary in connection with the closing of such transactions. A description of our previous bridge facilities is included below:
•MGP Transactions Bridge Facility: On August 4, 2021, VICI PropCo entered into a Commitment Letter with certain lenders pursuant to which they provided commitments in an amount up to $9.3 billion in the aggregate for the purpose of providing a portion of the financing necessary in connection with the closing of the MGP Transactions, which was fully terminated on April 29, 2022 in connection with such closing.
•Venetian Acquisition Bridge Facility: On March 2, 2021, VICI PropCo entered into a Commitment Letter with certain lenders pursuant to which they provided commitments in an amount up to $4.0 billion in the aggregate for the purpose of providing a portion of the financing necessary to fund the consideration in connection with the closing of the Venetian Acquisition, which was fully terminated on February 23, 2022 in connection with such closing.
In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. The following table shows the amount of such fees recognized in Interest expense on our Statement of Operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
MGP Transactions Bridge Facility	$—	$15,338	$38,762
Venetian Acquisition Bridge Facility	—	968	16,387
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2023, we are in compliance with all financial covenants under our debt obligations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8 — Derivatives
Forward-Starting Derivatives
From March through December 2023, we entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of $500.0 million of senior unsecured notes. We hedged our exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2024. The forward-starting interest rate swaps are designated as cash-flow hedges.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023. As of December 31, 2022, there were no derivative instruments outstanding.

($ in thousands)	December 31, 2023
Instrument	Number of Instruments	Weighted Average Rate	Notional	Index	Maturity
Forward-starting interest rate swap	7	3.6685%	$500,000	USD SOFR- COMPOUND	March 6, 2034
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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Unrealized (loss) gain recorded in other comprehensive income	$(9,655)	$200,550	$—
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(24,148)	(16,233)	—
Net Investment Hedges
The C$140.0 million, C$75.0 million and £9.0 million draws on the Revolving Credit Facility in connection with the PURE Canadian Gaming Transaction, Century Canadian Portfolio Transaction and Cabot Highlands loan, respectively, reduce the impact of exchange rate variations associated with our investments in such entities, and, accordingly, has been designated as a hedge of the net investment in the PURE Canadian Gaming entities, Century Canadian Portfolio entities and Cabot Highlands entity, respectively. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the year ended December 31, 2023, we recognized $6.2 million in unrealized losses related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Interest Rate Swaps
In April 2018 and January 2019, we entered into six interest rate swap agreements with third party financial institutions having an aggregate notional amount of $2.0 billion which were designated as cash flow hedges that effectively fixed the LIBOR component of the interest rate on a portion of the outstanding debt under the Term Loan B Facility. On September 15, 2021, in connection with the full repayment of the Term Loan B Facility, we unwound and settled all of our outstanding interest rate swap agreements resulting in a cash payment of $66.9 million, inclusive of accrued interest of $2.7 million. The full amount held in Other comprehensive income, $64.2 million, was immediately reclassified to Interest expense.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the effect of our interest rate swaps on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Unrealized gain recorded in other comprehensive income	$—	$—	$29,166
Interest from interest rate swaps recorded in interest expense	—	—	29,960
Interest rate swap settlement recorded in interest expense	—	—	64,239
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$1,563	$—	$1,563	$—
Financial liabilities:
Derivative instruments - forward-starting interest rate swap (1)	$11,218	$—	$11,218	$—

	December 31, 2022
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$217,342	$—	$217,342	$—
____________________
(1)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
(2)The carrying value of these investments is equal to their fair value due to the short-term nature of the investments as well as their credit quality.
The estimated fair values of our financial instruments at December 31, 2023 and 2022 for which fair value is only disclosed are as follows:

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$18,211,102	$17,717,435	$16,740,770	$17,871,771
Investments in loans and securities (2)	1,144,177	1,060,249	685,793	675,456
Cash and cash equivalents	522,574	522,574	208,933	208,933
Financial liabilities:
Debt (3)
Revolving Credit Facility	$173,804	$173,804	$—	$—
MGM Grand/Mandalay Bay CMBS Debt	2,773,758	2,627,984	—	—
Senior Unsecured Notes	13,776,563	13,469,176	13,739,675	13,020,636
____________________
(1)Represents our asset acquisitions structured as sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310. Except as noted below, the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Century Canadian Portfolio component of the Century Master Lease, the Bowlero Master Lease and the Chelsea Piers Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)The fair value of investments in loans is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. The fair value of our senior secured notes was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
(3)The fair value of our debt instruments was estimated using quoted prices for identical or similar liabilities in markets that are not active and, as such, these fair value measurements are considered Level 2 of the fair value hierarchy.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2023, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
•Sub-Lease Commitments. Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases that are integral to the operations of the property, the cost of which is passed to our tenants through our lease agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
We have determined we are the primary obligor of certain of such ground and use leases and, accordingly, have presented these leases on a gross basis on our Balance Sheets and Statement of Operations.
For the ground and use leases determined to be operating leases, we recorded sub-lease right-of-use assets in Other assets and sub-lease liabilities in Other liabilities. For ground and lease uses determined to be finance leases, we recorded a sales-type sub-lease in Other assets and finance sub-lease liability in Other liabilities.
The following table details the balance and location in our Balance Sheets of the ground and use sub-leases as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Others assets (operating lease and sub-leases right-of-use assets)	$38,345	$45,008
Other liabilities (operating lease and sub-lease liabilities)	38,345	45,039
Others assets (sales-type sub-leases, net) (1)	847,330	764,509
Other liabilities (finance sub-lease liabilities)	866,052	784,259
___________________
(1) As of December 31, 2023 and December 31, 2022, sales-type sub-leases are net of $18.7 million and $19.8 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating leases
Rental expense (1)	$2,004	$2,006	$2,009
Contractual rent	$1,905	$1,901	$1,881
Operating sub-leases
Rental income and expense (2)	$6,849	$5,707	$—
Contractual rent	$6,585	$5,338	$—
Finance sub-leases
Rental income and expense (2)	$58,240	$47,819	$22,484
Contractual rent	$59,094	$52,191	$26,350
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2023 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2024	$1,347	$6,553	$65,538
2025	2,025	5,129	65,715
2026	2,772	3,934	65,715
2027	2,792	4,010	65,715
2028	2,814	3,034	65,800
Thereafter	23,515	2,094	2,783,264
Total minimum lease commitments	$35,265	$24,754	$3,111,747
Discounting factor	20,030	1,644	2,245,695
Lease liability	$15,235	$23,110	$866,052

Discount rates (1)	5.3% -7.0%	2.6% - 2.9%	5.6% - 8.3%

Weighted average remaining lease term	13.0 years	4.7 years	52.5 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of December 31, 2023, we had the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
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
Forward Offerings
The following table summarizes our public offering activity subject to forward sale agreements during the years ended December 31, 2023, 2022 and 2021:

($ In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
2023
January 2023 Offering	January 18, 2023	30,302,500	$33.00	$1,000,000	$31.85	$964,400
2022
November 2022 Offering	November 8, 2022	18,975,000	30.90	580,000	30.57	579,600
2021
September 2021 Offering	September 14, 2021	50,000,000	29.50	1,475,000	28.62	1,431,000
March 2021 Offering	March 8, 2021	69,000,000	29.00	2,001,000	28.06	1,935,000
____________________
(1)All forward sale agreements require settlement within one-year of the Effective Date.
(2)The amounts are inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes (i) 3,952,500 shares with respect to the January 2023 Offering, (ii) 2,475,000 shares with respect to the November 2022 Offering and (iii) 9,000,000 shares with respect to the March 2021 Offering.

As of December 31, 2023, we did not have any shares outstanding from our marketed public forward offerings subject to forward sale agreements. Refer to “Forward Settlement Activity” below for information regarding the settlement of the forward offerings.
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
At-the-Market Offering Program
On February 28, 2023, we entered into an equity distribution agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,500.0 million of our common stock and concurrently terminated our previous equity distribution agreement (collectively under both equity distribution agreements, the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.
The following table summarizes our activity under the ATM Program during the years ended December 31, 2023, 2022 and 2021:

($ In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Forward Sales Price Per Share	Aggregate Net Value
Year Ended December 31, 2023	21,365,397	$30.10	$643,045	$29.70	$634,594
Year Ended December 31, 2022	21,617,592	33.12	715,880	32.53	703,100
Year Ended December 31, 2021	—	—	—	—	—
Total	42,982,989	$31.62	$1,358,925	$31.12	$1,337,694

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We did not receive any proceeds from the sale of shares at the time we entered into each of the ATM Forward Sale Agreements. We determined that the ATM Forward Sale Agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the ATM Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
As of December 31, 2023, we had 13.2 million forward shares outstanding under our ATM program. The net forward sales price per share of forward shares under the ATM program was $28.97 and would result in us receiving approximately $382.2 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under ATM program, it would result in a cash inflow of $38.5 million, or, if we were to net share settle the shares under the June 2023 ATM Forward Sale Agreements, it would result in us receiving approximately 1.2 million shares.
Subsequent to the year ended December 31, 2023, we sold a total of approximately 9.7 million shares under the ATM Program at a weighted average price per share of $31.61 for an aggregate value of $305.5 million, all of which were sold subject to the ATM Forward Sale Agreement. After fees and other adjustments calculated in accordance with the forward sale agreement, the aggregate net value of $302.4 million yielded a net initial forward sales price per share of $31.30.
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under our public offerings and the ATM Program during the years ended December 31, 2023, 2022 and 2021:

($ In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
2023
January 2023 Forward Sale Agreements	Various	Physical	30,302,500	$31.70	$960,500
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	30.34	575,600
ATM Forward Shares	Various	Physical	29,788,250	31.75	945,700
2022
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	27.81	1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	26.50	1,828,600
2021
June 2020 Forward Sale Agreement	September 9, 2021	Physical	26,900,000	19.59	526,900
Total			224,965,750	$27.68	$6,227,900
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2023	2022	2021
Beginning Balance January 1	963,096,563	628,942,092	536,669,722
Issuance of common stock in primary follow-on offerings	—	—	65,000,000
Issuance of common stock upon physical settlement of forward sale agreements	79,065,750	119,000,000	26,900,000
Issuance of common stock in connection with the MGP Transactions	—	214,552,532	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	540,450	601,939	372,370
Ending Balance December 31	1,042,702,763	963,096,563	628,942,092

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2023 and 2022 were as follows:

Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 – March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 – June 30, 2023	$0.3900
September 7, 2023	September 21, 2023	October 5, 2023	July 1, 2023 – September 30, 2023	$0.4150
December 7, 2023	December 21, 2023	January 5, 2024	October 1, 2023 - December 31, 2023	$0.4150

Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Period	Dividend
March 10, 2022	March 24, 2022	April 7, 2022	January 1, 2022 - March 31, 2022	$0.3600
June 9, 2022	June 23, 2022	July 7, 2022	April 1, 2022 - June 30, 2022	$0.3600
September 8, 2022	September 22, 2022	October 6, 2022	July 1, 2022 - September 30, 2022	$0.3900
December 8, 2022	December 22, 2022	January 5, 2023	October 1, 2022 - December 31, 2022	$0.3900
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Determination of shares:
Weighted-average shares of common stock outstanding	1,014,513	877,508	564,467
Assumed conversion of restricted stock	784	955	924
Assumed settlement of forward sale agreements	480	1,213	11,675
Diluted weighted-average shares of common stock outstanding	1,015,777	879,676	577,066

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Basic:
Net income attributable to common stockholders	$2,513,540	$1,117,635	$1,013,851
Weighted-average shares of common stock outstanding	1,014,513	877,508	564,467
Basic EPS	$2.48	$1.27	$1.80

Diluted:
Net income attributable to common stockholders	$2,513,540	$1,117,635	$1,013,851
Diluted weighted-average shares of common stock outstanding	1,015,777	879,676	577,066
Diluted EPS	$2.47	$1.27	$1.76
Earnings Per Unit
The following section presents the basic earnings per unit and diluted EPU of VICI OP, our operating partnership and the direct parent and 100% interest holder in VICI LP. VICI LP’s interests are not expressed in units. However, given that VICI OP has a unit ownership structure and the financial information of VICI OP is substantially identical with that of VICI LP, we have elected to present the EPU of VICI OP. Basic EPU is computed by dividing net income attributable to partners’ capital by the weighted-average number of units outstanding during the period. In accordance with the VICI OP limited liability company agreement, for each share of common stock issued at VICI, a corresponding unit is issued by VICI OP. Accordingly, diluted EPU reflects the additional dilution for all potentially dilutive units resulting from potentially dilutive VICI stock issuances, such as options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and the units to be issued by us upon settlement of any outstanding forward sale agreements of VICI for the period such dilutive security is outstanding. The units issuable upon settlement of any outstanding forward sale agreements of VICI are reflected in the diluted EPU calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of units used in calculating diluted EPU is deemed to be increased by the excess, if any, of the number of units that would be issued upon full physical settlement of the units under any outstanding forward sale agreements for the period prior to settlement over the number of shares of VICI common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon VICI’s physical settlement of the shares of VICI common stock under the outstanding forward sale agreement, the delivery of shares of VICI common stock resulted in an increase in the number of VICI OP units outstanding and resulting dilution to EPU.
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Determination of units:
Weighted-average units outstanding	1,026,745	885,786	564,467
Assumed conversion of VICI restricted stock	784	955	924
Assumed settlement of VICI forward sale agreements	480	1,213	11,675
Diluted weighted-average units outstanding	1,028,008	887,953	577,066

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Basic:
Net income attributable to partners	$2,535,066	$1,118,471	$1,008,534
Weighted-average units outstanding	1,026,745	885,786	564,467
Basic EPU	$2.47	$1.26	$1.79

Diluted:
Net income attributable to partners	$2,535,066	$1,118,471	$1,008,534
Diluted weighted-average units outstanding	1,028,008	887,953	577,066
Diluted EPU	$2.47	$1.26	$1.75
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2023, 10,202,301 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2023, 2022 and 2021, the Company granted approximately 203,000, 384,000, and 172,000 shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to three years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2023, 2022 and 2021 the Company granted approximately 235,000, 336,000, and 188,000 performance-based restricted stock units, respectively, at target level of performance under the Plan, which are subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. We used a Monte Carlo Simulation (risk-neutral approach) to determine the number of shares that may be earned and vested pursuant to the award as these awards were deemed to have a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 0.2% - 4.5% and an expected price volatility of 30.0% - 35.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock-based compensation expense	$15,536	$12,986	$9,371

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the activity of our incentive stock and time-based restricted stock and performance-based restricted stock units:

	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except for per share data)	Stock	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	324,865	$23.34	530,440	$20.35
Granted	176,023	18.79	318,312	16.85
Vested	(177,120)	19.19	(220,084)	18.39
Forfeited	(23,737)	19.58	(40,534)	18.39
Canceled	—	—	—	—
Outstanding as of December 31, 2021	300,031	24.72	588,134	19.32
Granted	389,715	28.84	489,207	27.03
Vested	(167,465)	25.91	(227,166)	22.68
Forfeited	(14,942)	25.46	(80,586)	22.68
Canceled	—	—	—	—
Outstanding as of December 31, 2022	507,339	27.47	769,589	22.88
Granted	209,901	28.22	474,867	28.59
Vested	(211,887)	28.13	(363,267)	19.90
Forfeited	(32,718)	28.44	(115,607)	19.90
Canceled	—	—	—	—
Outstanding as of December 31, 2023	472,635	$27.44	765,582	$28.28
As of December 31, 2023, there was $18.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.
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
The operations of VICI Golf (represented by the four golf course businesses), which are held in a TRS and certain of our other subsidiaries that operate in various states and municipalities within North America and the United Kingdom, are subject to various local, state and/or federal income taxes. Accordingly, we provide for a provision for income taxes in relation to these jurisdictions, which includes current and deferred portions. We use the asset and liability method to provide for income taxes, which requires that our income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes.
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2023			2022			2021
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,755	$129	$1,884	$1,758	$469	$2,227	$1,066	$358	$1,424
State	2,481	13	2,494	658	(9)	649	1,475	(12)	1,463
Foreign	49	(10,568)	(10,519)	—	—	—	—	—	—
Income tax expense (benefit)	$4,285	$(10,426)	$(6,141)	$2,416	$460	$2,876	$2,541	$346	$2,887

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2023 and 2022, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
CECL allowance - foreign investments	$13,777	$—
Lease liability	2,255	2310
Accruals, reserves and other	222	221
Cumulative translation adjustment	726	—
Total deferred tax assets	16,980	2,531
Deferred tax liabilities:
Fixed assets - foreign investments	(5,080)	—
Land, buildings and equipment, net	(4,728)	(4,560)
Right of use asset	(2,255)	(2,310)
Total deferred tax liabilities	(12,063)	(6,870)
Net deferred tax asset (liability)	$4,917	$(4,339)
The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$526,579	21.0%	$239,220	21.0%	$215,469	21.0%
REIT income not subject to federal income tax	(524,791)	(20.9)	(237,069)	(20.8)	(214,037)	(20.9)
Pre-tax gain attributable to taxable subsidiaries	1,788	0.1	2,151	0.2	1,432	0.1
State income taxes, net of federal benefits	2,474	0.1	648	0.1	1,444	0.1
Foreign income taxes	(10,519)	(0.4)	—	—	—	—
Non-deductible expenses and other	116	—	77	—	11	—
(Benefit from) provision for income taxes	$(6,141)	(0.2)%	$2,876	0.3%	$2,887	0.2%
We declared dividends of $1.610, $1.500 and $1.380 per common share during the years ended December 31, 2023, 2022 and 2021, respectively. For U.S. federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2023, 2022 and 2021 are characterized as follows:

	Year Ended December 31,
($ per share)	2023	2022	2021
Ordinary dividends	$1.4500	$1.5787	$0.7108
Section 199A dividends (1)	$1.4265	$1.5787	$0.7108

Non-dividend distribution	$0.0263	$—	$0.6392
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2023, we had NOLs of $151.6 million, generated by our REIT, that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2023, the 2020, 2021, and 2022 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2023 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.