Form 10-Q
period 2024-03-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2024-05-01
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
As of April 30, 2024, VICI Properties Inc. had 1,043,181,591 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2024 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of March 31, 2024, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of March 31, 2024.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of March 31, 2024, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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
•separate Part I, Item 4. Controls and Procedures sections;
•separate Part II, Item 2. Issuer Purchases of Equity Securities sections related to each entity; and
•separate Exhibits 31 and 32 certifications for each of VICI and VICI LP in order to establish that the requisite certifications have been made and that VICI and VICI LP are each compliant with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
The separate discussions of VICI and VICI LP in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,985,837	$23,015,931
Investments in leases - financing receivables, net	18,266,712	18,211,102
Investments in loans and securities, net	1,224,987	1,144,177
Land	150,727	150,727
Cash and cash equivalents	485,318	522,574
Short-term investments	29,579	—
Other assets	1,014,713	1,015,330
Total assets	$44,157,873	$44,059,841

Liabilities
Debt, net	$16,711,739	$16,724,125
Accrued expenses and deferred revenue	186,556	227,241
Dividends and distributions payable	437,766	437,599
Other liabilities	1,003,254	1,013,102
Total liabilities	18,339,315	18,402,067

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,043,137,031 and 1,042,702,763 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10,431	10,427
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	24,124,875	24,125,872
Accumulated other comprehensive income	156,640	153,870
Retained earnings	1,122,878	965,762
Total VICI stockholders’ equity	25,414,824	25,255,931
Non-controlling interests	403,734	401,843
Total stockholders’ equity	25,818,558	25,657,774
Total liabilities and stockholders’ equity	$44,157,873	$44,059,841
_______________________________________________________
Note: As of March 31, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $801.2 million, $711.5 million, $22.0 million and $21.0 million, respectively, and $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Income from sales-type leases	$512,772	$478,394
Income from lease financing receivables, loans and securities	409,301	371,069
Other income	19,312	18,339
Golf revenues	10,096	9,845
Total revenues	951,481	877,647

Operating expenses
General and administrative	16,192	15,005
Depreciation	1,133	814
Other expenses	19,312	18,339
Golf expenses	6,511	5,952
Change in allowance for credit losses	106,918	111,477
Transaction and acquisition expenses	305	(958)
Total operating expenses	150,371	150,629

Income from unconsolidated affiliate	—	1,280
Interest expense	(204,882)	(204,360)
Interest income	5,293	3,047
Other (losses) gains	(156)	1,963
Income before income taxes	601,365	528,948
Provision for income taxes	(1,562)	(1,087)
Net income	599,803	527,861
Less: Net income attributable to non-controlling interests	(9,787)	(9,121)
Net income attributable to common stockholders	$590,016	$518,740

Net income per common share
Basic	$0.57	$0.52
Diluted	$0.57	$0.52

Weighted average number of shares of common stock outstanding
Basic	1,042,404,634	1,001,526,645
Diluted	1,043,311,636	1,003,831,325

Other comprehensive income
Net income	$599,803	$527,861
Reclassification of derivative gain to Interest expense	(6,046)	(6,037)
Unrealized gain (loss) on cash flow hedges	12,482	(7,393)
Foreign currency translation adjustments	(3,644)	(1,664)
Comprehensive income	602,595	512,767
Comprehensive income attributable to non-controlling interests	(9,809)	(8,939)
Comprehensive income attributable to common stockholders	$592,786	$503,828
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2023	$10,427	$24,125,872	$153,870	$965,762	$25,255,931	$401,843	$25,657,774
Net income	—	—	—	590,016	590,016	9,787	599,803
Reallocation of equity	—	255	—	—	255	(255)	—
Dividends and distributions declared ($0.4150 per common share)	—	—	—	(432,900)	(432,900)	(7,707)	(440,607)
Stock-based compensation, net of forfeitures	4	(1,252)	—	—	(1,248)	44	(1,204)
Reclassification of derivative gain to Interest expense	—	—	(5,976)	—	(5,976)	(70)	(6,046)
Unrealized gain on cash flow hedges	—	—	12,341	—	12,341	141	12,482
Foreign currency translation adjustments	—	—	(3,595)	—	(3,595)	(49)	(3,644)
Balance as of March 31, 2024	$10,431	$24,124,875	$156,640	$1,122,878	$25,414,824	$403,734	$25,818,558

Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
Net income	—	—	—	518,740	518,740	9,121	527,861
Issuance of common stock, net	406	1,271,066	—	—	1,271,472	—	1,271,472
Reallocation of equity	—	(4,936)	—	—	(4,936)	4,936	—
Dividends and distributions declared ($0.3900 per common share)	—	—	—	(391,640)	(391,640)	(7,048)	(398,688)
Stock-based compensation, net of forfeitures	5	(1,120)	—	—	(1,115)	(14)	(1,129)
Reclassification of derivative gain to Interest expense	—	—	(5,964)	—	(5,964)	(73)	(6,037)
Unrealized loss on cash flow hedges	—	—	(7,304)	—	(7,304)	(89)	(7,393)
Foreign currency translation adjustments	—	—	(1,644)	—	(1,644)	(20)	(1,664)
Balance as of March 31, 2023	$10,042	$22,910,509	$170,441	$220,254	$23,311,246	$363,289	$23,674,535
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$599,803	$527,861
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(135,666)	(122,834)
Stock-based compensation	3,793	3,467
Depreciation	1,133	814
Other losses (gains)	156	(1,963)
Amortization of debt issuance costs and original issue discount	10,400	13,641
Change in allowance for credit losses	106,918	111,477
Net proceeds from settlement of derivatives	2,827	—
Deferred income taxes	435	—
Income from unconsolidated affiliate	—	(1,280)
Distributions from unconsolidated affiliate	—	3,273
Change in operating assets and liabilities:
Other assets	(5,026)	1,380
Accrued expenses and deferred revenue	(39,510)	(12,282)
Other liabilities	(1,524)	(1,521)
Net cash provided by operating activities	543,739	522,033

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)
Investments in leases - sales-type	(5,900)	(6,100)
Investments in leases - financing receivables	(248)	(202,683)
Investments in loans and securities	(71,681)	(209,302)
Principal repayments of loans and receipts of deferred fees	1,100	—
Capitalized transaction costs	(442)	(220)
Investments in short-term investments	(29,579)	—
Maturities of short-term investments	—	217,342
Acquisition of property and equipment	(2,410)	(988)
Net cash used in investing activities	(109,160)	(1,468,856)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Proceeds from offering of common stock, net	—	1,272,270
Proceeds from March 2024 Notes offering	1,028,533	—
Proceeds from Revolving Credit Facility	—	352,704
Redemption of senior unsecured notes	(1,050,000)	—
Repayment of Revolving Credit Facility	—	(250,000)
Debt issuance costs	(2,800)	—
Repurchase of stock for tax withholding	(4,996)	(4,595)
Distributions to non-controlling interests	(7,707)	(2,278)
Dividends paid	(434,811)	(382,612)
Net cash (used in) provided by financing activities	(471,781)	985,489

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	74

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,256)	38,740
Cash, cash equivalents and restricted cash, beginning of period	522,574	208,933
Cash, cash equivalents and restricted cash, end of period	$485,318	$247,673

Supplemental cash flow information:
Cash paid for interest	$217,967	$178,047
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$437,978	$396,410
Debt issuance costs payable	$240	$—
Deferred transaction costs payable	$2,896	$1,622
Non-cash change in Investments in leases - financing receivables	$71,750	$69,621
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	March 31, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$22,985,837	$23,015,931
Investments in leases - financing receivables, net	18,266,712	18,211,102
Investments in loans and securities, net	1,224,987	1,144,177
Land	150,727	150,727
Cash and cash equivalents	432,013	471,584
Short-term investments	29,579	—
Other assets	935,634	936,528
Total assets	$44,025,489	$43,930,049

Liabilities
Debt, net	$16,711,739	$16,724,125
Accrued expenses and deferred revenue	184,043	222,333
Distributions payable	437,766	437,599
Other liabilities	988,597	998,363
Total liabilities	18,322,145	18,382,420

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,055,368,328 and 1,054,934,136 operating partnership units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	25,441,302	25,288,647
Accumulated other comprehensive income	156,142	153,350
Total VICI LP’s capital	25,597,444	25,441,997
Non-controlling interest	105,900	105,632
Total capital attributable to partners	25,703,344	25,547,629
Total liabilities and partners’ capital	$44,025,489	$43,930,049
_______________________________________________________
Note: As of March 31, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $801.2 million, $711.5 million, $22.0 million and $21.0 million, respectively, and $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2024	2023
Revenues
Income from sales-type leases	$512,772	$478,394
Income from lease financing receivables, loans and securities	409,301	371,069
Other income	19,312	18,339
Total revenues	941,385	867,802

Operating expenses
General and administrative	16,157	15,005
Depreciation	288	31
Other expenses	19,312	18,339
Change in allowance for credit losses	106,918	111,477
Transaction and acquisition expenses	305	(958)
Total operating expenses	142,980	143,894

Income from unconsolidated affiliate	—	1,280
Interest expense	(204,882)	(204,360)
Interest income	4,626	2,490
Other (losses) gains	(156)	1,963
Income before income taxes	597,993	525,281
Provision for income taxes	(953)	(366)
Net income	597,040	524,915
Less: Net income attributable to non-controlling interests	(2,898)	(2,839)
Net income attributable to partners	$594,142	$522,076

Net income per Partnership unit
Basic	$0.56	$0.51
Diluted	$0.56	$0.51

Weighted average number of Partnership units outstanding
Basic	1,054,636,007	1,013,758,018
Diluted	1,055,543,009	1,016,062,698

Other comprehensive income
Net income attributable to partners	$594,142	$522,076
Reclassification of derivative gain to Interest expense	(6,046)	(6,037)
Unrealized gain (loss) on cash flow hedges	12,482	(7,393)
Foreign currency translation adjustments, net	(3,644)	(1664)
Comprehensive income attributable to partners	$596,934	$506,982
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
Net income	594,142	—	2,898	597,040
Distributions to Parent	(440,283)	—	—	(440,283)
Distributions to non-controlling interest	—	—	(2,630)	(2,630)
Stock-based compensation, net of forfeitures	(1,204)	—	—	(1,204)
Reclassification of derivative gain to Interest expense	—	(6,046)	—	(6,046)
Unrealized gain on cash flow hedges	—	12,482	—	12,482
Foreign currency translation adjustments	—	(3,644)	—	(3,644)
Balance as of March 31, 2024	$25,441,302	$156,142	$105,900	$25,703,344

Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
Net income	522,076	—	2,839	524,915
Contributions from Parent	1,303,243	—	—	1,303,243
Distributions to Parent	(408,519)	—	—	(408,519)
Distributions to non-controlling interest	—	—	(2,278)	(2,278)
Stock-based compensation, net of forfeitures	(1,129)	—	—	(1,129)
Reclassification of derivative gain to Interest expense	—	(6,037)	—	(6,037)
Unrealized loss on cash flow hedges	—	(7,393)	—	(7,393)
Foreign currency translation adjustments	—	(1,664)	—	(1,664)
Balance as of March 31, 2023	$23,316,182	$170,107	$80,065	$23,566,354
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$597,040	$524,915
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(135,666)	(122,834)
Stock-based compensation	3,793	3,467
Depreciation	288	31
Other (gains) losses	156	(1,963)
Amortization of debt issuance costs and original issue discount	10,400	13,641
Change in allowance for credit losses	106,918	111,477
Net proceeds from settlement of derivatives	2,827	—
Deferred income taxes	451	—
Income from unconsolidated affiliate	—	(1,280)
Distributions from unconsolidated affiliate	—	3,273
Change in operating assets and liabilities:
Other assets	(4,312)	4,227
Accrued expenses and deferred revenue	(39,425)	(19,225)
Other liabilities	(1,458)	(1,456)
Net cash provided by operating activities	541,012	514,273

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)
Investments in leases - sales-type	(5,900)	(6,100)
Investments in leases - financing receivables	(248)	(202,683)
Investments in loans and securities	(71,681)	(209,302)
Principal repayments of loans and receipts of deferred fees	1,100	—
Capitalized transaction costs	(442)	(220)
Investments in short-term investments	(29,579)	—
Maturities of short-term investments	—	217,342
Acquisition of property and equipment	(1,998)	—
Net cash used in investing activities	(108,748)	(1,467,868)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Contributions from Parent	—	1,296,270
Distributions to Parent	(439,888)	(380,178)
Proceeds from March 2024 Notes offering	1,028,533	—
Proceeds from Revolving Credit Facility	—	352,704
Redemption of senior unsecured notes	(1,050,000)	—
Repayment of Revolving Credit Facility	—	(250,000)
Debt issuance costs	(2,800)	—
Repurchase of stock for tax withholding	(4,996)	(4,595)
Distributions to non-controlling interest	(2,630)	(2,278)
Net cash (used in) provided by financing activities	(471,781)	1,011,923

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	74

Net (decrease) increase in cash, cash equivalents and restricted cash	(39,571)	58,402
Cash, cash equivalents and restricted cash, beginning of period	471,584	142,600
Cash, cash equivalents and restricted cash, end of period	$432,013	$201,002

Supplemental cash flow information:
Cash paid for interest	$217,967	$178,047
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activity:
Distributions payable	$437,978	$396,410
Debt issuance costs payable	$240	$—
Deferred transaction costs payable	$2,896	$1,622
Non-cash change in Investments in leases - financing receivables	$71,750	$69,621
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of March 31, 2024, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”), three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by CDN Golf Management Inc., and are located near certain of our properties.
VICI, the parent company, is a Maryland corporation and internally managed REIT for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI OP and indirectly through VICI LP and our golf course business, VICI Golf, is conducted through a direct wholly owned TRS of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
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
All adjustments considered necessary for a fair statement of results for the interim period have been included, and are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of March 31, 2024, VICI’s non-controlling interests represent an approximate 1.2% third-party ownership of VICI OP in the form of limited liability company interest in VICI OP (“VICI OP Units”), a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (“Joliet Lease”) and a 5.6% third-party equity ownership, in the form of Class A Units, of VICI Bowl HoldCo LLC, the entity that owns the portfolio of bowling entertainment centers leased to Bowlero Corp. (“Bowlero”) and is the lessor under the related Bowlero master lease agreement. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interests are that of third-party ownership of Harrah’s Joliet LandCo LLC and VICI Bowl HoldCo.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $29.6 million of short-term investments as of March 31, 2024. We did not have any short-term investments as of December 31, 2023.
Purchase Price Accounting
We assess all of our property acquisitions under ASC 805 “Business Combinations” (“ASC 805”) to determine if such acquisitions should be accounted for as a business combination or an asset acquisition. Under ASC 805, an acquisition does not qualify as a business combination when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets, (ii) the acquisition does not include a substantive process in the form of an acquired workforce, or (iii) the acquisition does not include an acquired contract that cannot be replaced without significant cost, effort or delay. Generally, and to date, all of our acquisitions have been determined to be asset acquisitions and, in accordance with ASC 805-50, all applicable transaction costs are capitalized as part of the purchase price of the acquisition.
We allocate the purchase price to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, the assets acquired are comprised of land, building and site improvements and in certain instances, such as our acquisition of MGM Growth Properties LLC (“MGP”) and the acquisition of the joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay JV”), existing leases and/or debt. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.

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
Investments in Loans
In relation to our loan portfolio, we engage a nationally recognized data analytics firm to provide loan level market data and a forward-looking commercial real estate loss forecasting tool. The credit loss model generates the PD and LGD using sub-market loan-level data and the estimated fair value of collateral to generate net operating income and forecast the expected loss for each loan.
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
Presentation
The initial CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Sales-type sub-leases (included in Other assets) on our Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Statement of Operations for the relevant period.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2024 and 2023.
Refer to Note 5 - Allowance for Credit Losses for further information.
Foreign Currency Translation and Remeasurement
Our investments in our Canadian gaming assets and certain of our loans are denominated in foreign currencies and, accordingly, we translate the financial statements of the subsidiaries that own such assets into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheet and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.
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
Concentrations of Credit Risk
Caesars and MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from Caesars, which comprises revenue from the Caesars leases, represented 36% and 38% of our lease revenues for the three months ended March 31, 2024 and 2023, respectively. Revenue from MGM, which comprises revenue from the MGM leases, represented 38% and 39% of our lease revenues for the three months ended March 31, 2024 and 2023, respectively. Additionally, our properties on the Las Vegas Strip generated approximately 48% of our lease revenues for each of the three months ended March 31, 2024 and 2023. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Recent Accounting Pronouncements
In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of material climate-related information in annual reports and registration statements, including disclosure of effects of severe weather events and other natural conditions. In April 2024, the SEC voluntarily stayed the effectiveness of the new rules pending related litigation. If the stay is lifted and the effective times are unchanged, certain of the disclosure requirements will begin to apply to our fiscal year beginning January 1, 2025. We are currently evaluating the impact of the final rules on our Financial Statements.
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07 on our Financial Statements.
Recent Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar 2 model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2, which may result in variation in the application of the model rules and timelines.
We have evaluated Pillar 2 and we do not expect it to have a material impact on our Financial Statements based upon our current structure and investments. However, there remains some uncertainty as to the final Pillar 2 model rules. We will continue to monitor the United States and global legislative actions related to Pillar 2 for potential impacts.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2024 Activity
Property Acquisitions and Investments
Venetian Capital Investment
Subsequent to quarter-end, on May 1, 2024, we entered into agreements to provide capital to the Venetian Resort for extensive reinvestment projects through our Partner Property Growth Fund strategy (the “Venetian Capital Investment”). The Venetian Capital Investment will fund several projects, including hotel room product renovations, gaming floor optimization and entertainment and convention center enhancements, among others, seeking to improve the overall guest experience and enhance the value of the property.
We have agreed to provide up to $700.0 million of financing through the Venetian Capital Investment, comprised of $400.0 million to be funded in 2024 and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment will be funded in three quarterly draws based on a fixed funding schedule: $100.0 million in the second quarter of 2024, $150.0 million in the third quarter of 2024 and $150.0 million in the fourth quarter of 2024. In connection with the Venetian Capital Investment, the previous Property Growth Fund Agreement entered into with Apollo in connection with the Venetian Resort acquisition providing for up to $1.0 billion of future development and construction project funding was terminated.
Annual rent under the existing Venetian Resort lease (the “Venetian Lease”) will increase commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). The Incremental Venetian Rent will begin escalating annually at 2.0% on March 1, 2029 and, commencing on March 1, 2031, will begin escalating on the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%.
Real Estate Debt Originations
The following table summarizes our 2024 real estate debt origination activity:

($ in thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
Chelsea Piers One Madison Loan	$10,000	Senior Secured Loan	Certain equipment of the fitness club at the One Madison building in New York, New York, under development
Homefield Margaritaville Loan (1)	105,000	Senior Secured Loan	Margaritaville Resort in Kansas City, Kansas, under development
Total	$115,000
____________________
(1) Simultaneous with entering into the loan agreement, we entered into a call right agreement that provides us with a call option on (i) the Margaritaville Resort, (ii) the new Homefield Kansas City youth sports training facility (“Homefield”), (iii) the new Homefield baseball center, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. We also received a right of first refusal to acquire the real estate of any future Homefield property, should Homefield elect to monetize such assets in a sale-leaseback transaction. If the call option is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple net master lease with us.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of March 31, 2024, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 16 debt investments in senior secured and mezzanine loans, preferred equity and the senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Investments in leases – sales-type, net (1)	$22,985,837	$23,015,931
Investments in leases – financing receivables, net (1)	18,266,712	18,211,102
Total investments in leases, net	41,252,549	41,227,033
Investments in loans and securities, net	1,224,987	1,144,177
Land	150,727	150,727
Total real estate portfolio	$42,628,263	$42,521,937
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of March 31, 2024 and December 31, 2023, the estimated residual values of the leased properties under our lease agreements were $15.8 billion and $15.9 billion, respectively.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2024	2023
Income from sales-type leases – fixed rent	$486,651	$459,490
Income from sales-type leases – contingent rent (1)	26,122	18,904
Income from lease financing receivables – fixed rent	377,721	352,328
Income from lease financing receivables – contingent rent (1)	3,211	2,510
Total lease revenue	893,705	833,232
Non-cash adjustment (2)	(135,709)	(122,841)
Total contractual lease revenue	$757,996	$710,391
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2024, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2024 (remaining)	$1,264,119	$927,821	$2,191,940
2025	1,712,651	1,255,715	2,968,366
2026	1,738,942	1,278,993	3,017,935
2027	1,766,012	1,302,838	3,068,850
2028	1,794,287	1,327,400	3,121,687
2029	1,823,029	1,352,442	3,175,471
Thereafter	76,719,989	88,476,087	165,196,076
Total	$86,819,029	$95,921,296	$182,740,325

Weighted Average Lease Term (2)	37.7 years	48.5 years	42.5 years
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the lease agreements.
(2) The minimum lease payments and weighted average remaining lease term includes the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
Lease Provisions
As of March 31, 2024, we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Additionally, certain of our lease agreements provide for a variable rent component in which a portion of the annual rent, generally 20%, are subject to adjustment based on the revenues of the underlying asset in specified periods.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/24-4/30/25 (Lease Year 3)	11/1/23 – 10/31/24 (Lease Year 7)	11/1/23 – 10/31/24 (Lease Year 7)	3/1/24 – 2/29/25 (Lease Year 5)
Current annual rent	$759,492	$728,407 (1)	$469,219	$316,070
Annual escalator (2)	Lease years 2-10 – 2% Lease years 11-end of term – > 2% / change in CPI (capped at 3%)	Lease years 2-5 – 1.5% Lease years 6-end of term – > 2.0% / change in CPI	> 2% / change in CPI	Lease years 2-15 – 2% Lease years 16-end of term – >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
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

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease	Venetian Lease	All Other Gaming Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum (3)	$286 million	$84 million	N/A	N/A	N/A
____________________
(1) Represents the tenants under our other gaming lease agreements not specifically outlined in the table, as specified in the respective lease agreements.
(2) The leases with Caesars require a $107.5 million floor on annual capital expenditures for Caesars Palace Las Vegas, Harrah’s Joliet and the Caesars Regional Master Lease properties in the aggregate. Additionally, annual building & improvement capital improvements must be equal to or greater than 1% of prior year net revenues.
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of March 31, 2024 and December 31, 2023:

($ In thousands)	March 31, 2024
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,303	$—	11.0%	7.0 years
Senior Secured Loans	441,425	435,265	543,151	7.4%	5.2 years
Mezzanine Loans and Preferred Equity	722,200	708,420	255,509	9.7%	4.4 years
Total	$1,248,625	$1,224,988	$798,660	9.0%	4.8 years

($ In thousands)	December 31, 2023
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$73,818	$—	11.0%	7.3 years
Senior Secured Loans	392,250	386,274	476,395	7.3%	5.4 years
Mezzanine Loans and Preferred Equity	698,861	684,085	278,848	9.8%	4.6 years
Total	$1,176,111	$1,144,177	$755,243	9.0%	5.1 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of March 31, 2024.
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
The following tables detail the allowance for credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$23,787,027	$(801,190)	$22,985,837	3.37%
Investments in leases – financing receivables	18,978,214	(711,502)	18,266,712	3.75%
Investments in loans and securities	1,247,013	(22,026)	1,224,987	1.77%
Other assets – sales-type sub-leases	865,945	(21,009)	844,936	2.43%
Totals	$44,878,199	$(1,555,727)	$43,322,472	3.47%

	December 31, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$23,717,060	$(701,129)	$23,015,931	2.96%
Investments in leases – financing receivables	18,914,734	(703,632)	18,211,102	3.72%
Investments in loans and securities	1,173,949	(29,772)	1,144,177	2.54%
Other assets – sales-type sub-leases	866,052	(18,722)	847,330	2.16%
Totals	$44,671,795	$(1,453,255)	$43,218,540	3.25%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of March 31, 2024 and December 31, 2023, such allowance is $22.4 million and $19.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning Balance December 31,	$1,472,386	$1,368,819
Initial allowance from current period investments	683	234,064
Current period change in credit allowance	105,019	(122,774)
Charge-offs	—	—
Recoveries	—	—
Ending Balance March 31,	$1,578,088	$1,480,109
During the three months ended March 31, 2024, we recognized a $106.9 million increase in our allowance for credit losses primarily driven by the following:
•An increase in the R&S Period PD of several of our tenants and their parent guarantors (as applicable) as a result of their market performance during the quarter and changes in the macroeconomic model used to scenario condition such inputs; and
•Initial CECL allowances of $0.7 million on our $115.0 million loan origination activity during such period.
•This increase was partially offset as a result of standard annual updates to the CECL model used and certain related inputs, including the Long-Term Period PD.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended March 31, 2023, we recognized a $111.5 million increase in our allowance for credit losses primarily driven by the following:
•Initial CECL allowances of $229.6 million on our $5.7 billion of property acquisition activity and $4.5 million on our $85.0 million loan origination activity during such period; and
•A net increase as a result of standard annual updates to the CECL model used and certain related inputs, including the Long-Term Period PD.
•This increase was partially offset by an overall decrease in the R&S Period PD of our tenants and their parent guarantors (as applicable) as a result of their market performance during the quarter and changes in the macroeconomic model used to scenario condition such inputs.
As of March 31, 2024 and December 31, 2023, and since our formation on October 6, 2017, all of our lease agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2024 and 2023:

	March 31, 2024
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,335,345	$33,075,168	$3,696,857	$883,345	$1,317,042	$1,570,442	$44,878,199

	March 31, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,264,385	$33,078,752	$3,208,259	$877,306	$875,296	$419,770	$42,723,768
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Sales-type sub-leases, net (1)	$844,936	$847,330
Property and equipment used in operations, net	68,240	66,946
Right of use assets and sub-lease right of use assets	36,608	38,345
Deferred acquisition costs	11,952	10,087
Debt financing costs	10,564	11,332
Other receivables	9,965	9,660
Interest receivable	9,689	9,351
Deferred income taxes	8,997	9,423
Tenant receivables	7,860	6,236
Prepaid expenses	4,458	4,728
Forward-starting interest rate swaps	—	1,563
Other	1,444	329
Total other assets	$1,014,713	$1,015,330
____________________
(1) As of March 31, 2024 and December 31, 2023, sales-type sub-leases are net of $21.0 million and $18.7 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Finance sub-lease liabilities	$865,945	$866,052
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	36,608	38,345
CECL allowance for unfunded commitments	22,361	19,131
Deferred income taxes	4,490	4,506
Derivative liability	—	11,218
Other	250	250
Total other liabilities	$1,003,254	$1,013,102

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of March 31, 2024 and December 31, 2023:

($ In thousands)	March 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2)	March 31, 2026	CDOR + 1.05%	158,778	158,778
GBP Borrowings (2)	March 31, 2026	SONIA + 1.05%	11,362	11,362
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,780,394
2025 Maturities
3.500% Notes	February 15, 2025	3.500%	750,000	747,948
4.375% Notes	May 15, 2025	4.375%	500,000	498,253
4.625% Notes	June 15, 2025	4.625%	800,000	792,241
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	487,768
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,242,391
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	756,246
3.750% Notes	February 15, 2027	3.750%	750,000	745,181
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	340,319
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,240,367
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	694,429
4.625% Notes	December 1, 2029	4.625%	1,000,000	990,931
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	989,636
4.125% Notes	August 15, 2030	4.125%	1,000,000	990,491
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,483,346
2034 Maturities
5.750% Notes	April 1, 2034	5.694% (3)	550,000	540,461
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	735,977
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,220
Total Debt		4.364% (4)	$17,120,140	$16,711,739

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2)	March 31, 2026	CDOR + 1.05%	162,346	162,346
GBP Borrowings (2)	March 31, 2026	SONIA + 1.05%	11,458	11,458
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.56%	3,000,000	2,773,758
2024 Maturities
5.625% Notes	May 1, 2024	5.625%	1,050,000	1,051,280
2025 Maturities
3.500% Notes	February 15, 2025	3.500%	750,000	747,364
4.375% Notes	May 15, 2025	4.375%	500,000	497,864
4.625% Notes	June 15, 2025	4.625%	800,000	790,641
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	486,520
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,241,678
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	756,800
3.75% Notes	February 15, 2027	3.750%	750,000	744,762
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	339,689
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,239,594
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	691,692
4.625% Notes	December 1, 2029	4.625%	1,000,000	990,531
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	989,347
4.125% Notes	August 15, 2030	4.125%	1,000,000	990,111
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,482,836
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	735,854
Total Debt		4.351% (4)	$17,123,804	$16,724,125
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CDOR or SONIA, as applicable), depending on our credit ratings, with an additional 0.10% adjustment. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, for both instruments depending on our credit ratings. For the three months ended March 31, 2024, the commitment fee for the Revolving Credit Facility was 0.250%.
(3)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, and the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750%.
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of March 31, 2024, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.51%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum principal payments of our debt obligations as of March 31, 2024:

(In thousands)	Future Minimum Principal Payments
2024 (remaining)	$—
2025	2,050,000
2026	1,920,140
2027	1,500,000
2028	1,600,000
2029	1,750,000
Thereafter	8,300,000
Total minimum principal payments	$17,120,140
Senior Unsecured Notes
As set forth in the above table, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $2.5 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $5.0 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $3.1 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $64.2 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022 and (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), as described in more detail below (collectively, the “Senior Unsecured Notes”). Subject to the terms and conditions of the respective indentures, each series of Senior Unsecured Notes is redeemable at our option, in whole or in part, at any time for a specified period prior to the maturity date of such series at the redemption prices set forth in the respective indenture governing such series. In addition, we may redeem some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
On March 18, 2024, VICI LP issued the March 2024 Notes, comprised of (i) $550.0 million in aggregate principal amount of 5.750% Senior Notes due 2034, which mature on April 1, 2034, and (ii) $500.0 million in aggregate principal amount of 6.125% Senior Notes due 2054, which mature on April 1, 2054, in each case under a supplemental indenture dated as of March 18, 2024, between VICI LP and the Trustee. We used the net proceeds of the March 2024 Senior Notes to redeem our then-outstanding (i) $1,024.2 million in aggregate principal amount of the 5.625% Senior Notes due 2024, and (ii) $25.8 million in aggregate principal amount of the 5.625% MGP OP Notes due 2024.
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes, the April 2022 Notes and the March 2024 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement, and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.
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
The indenture governing the April 2022 Notes and March 2024 Notes contains certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and VICI LP to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
Unsecured Credit Facilities
On February 8, 2022, we entered into a credit agreement by and among VICI LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time (“Credit Agreement”), providing for a revolving credit facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 (“Revolving Credit Facility”).
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
Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, at a benchmark rate based on SOFR (or CDOR for Canadian dollars or SONIA for Sterling) (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate (or Canadian prime rate for Canadian dollars) plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. The Canadian prime rate is the highest of (i) the PRIMCAN Index rate and (ii) the average rate for thirty-day Canadian Dollar bankers’ acceptance quoted by Reuters plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating) of total revolving commitments.
Pursuant to the terms of the Credit Agreement, VICI LP is subject to, among other things, customary covenants and the maintenance of various financial covenants. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt.
In connection with our Canadian and United Kingdom foreign currency transactions, we’ve drawn C$215.0 million and £9.0 million, respectively, on the Revolving Credit Facility, the balances of which remain outstanding as of March 31, 2024.
MGM Grand/Mandalay Bay CMBS Debt
On January 9, 2023, as a result of our acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV (“MGM Grand/Mandalay Bay JV Interest Acquisition”), we consolidated the assets and liabilities of the MGM Grand/Mandalay Bay JV, which includes the $3.0 billion in principal amount of outstanding CMBS debt (the “MGM Grand/ Mandalay Bay CMBS Debt”). The MGM Grand/Mandalay Bay CMBS Debt was originally incurred on February 14, 2020 pursuant to a loan agreement (as amended from time to time, the “MGM Grand/Mandalay Bay CMBS Loan Agreement”), and is secured primarily by mortgages on certain affiliates of the MGM Grand/Mandalay Bay JV’s fee interest in the real estate assets related to the MGM Grand Las Vegas and the Mandalay Bay Resort and Casino. The MGM Grand/Mandalay Bay CMBS Debt matures in March 2032 and bears interest at 3.558% per annum until March 2030 at which time the rate can change in accordance with the terms of the MGM Grand Mandalay Bay CMBS Loan Agreement until maturity. The MGM Grand/Mandalay Bay CMBS Loan Agreement contains certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the MGM Grand/Mandalay Bay JV and certain of its affiliates to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring certain affiliates of the MGM Grand/Mandalay Bay JV to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2024, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023. As of March 31, 2024, there were no derivative instruments outstanding.

($ In thousands)	December 31, 2023
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	7	3.6685%	$500,000	USD SOFR- COMPOUND	March 6, 2034
Forward-Starting Derivatives
We have entered into, and subsequently settled, the following forward-starting derivatives and U.S. Treasury Rate Lock agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of the respective senior unsecured notes. In each case, the derivatives were designated as cash-flow hedges and, accordingly, the unrealized gain in Accumulated other comprehensive income is amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
•In connection with our March 2024 Notes offering, we entered into seven forward-starting interest rate swap agreements for a total aggregate notional amount of $500.0 million, which we settled in March 2024 for total net proceeds of $2.8 million.
•In connection with our April 2022 Notes offering, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $2.5 billion and two U.S. Treasury Rate Lock agreements with an aggregate notional amount of $500.0 million, which we settled in April 2022 for total net proceeds of $206.8 million.
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2024	2023
Unrealized gain (loss) recorded in other comprehensive income	$12,482	$(7,393)
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,046)	(6,037)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we drew C$215.0 million and £9.0 million, respectively, on the Revolving Credit Facility, which draws were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three months ended March 31, 2024 and 2023, we recognized $3.7 million and $2.4 million, respectively, in unrealized gains related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. As of March 31, 2024, there were no assets or liabilities measured at fair value on a recurring basis.

	December 31, 2023
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$1,563	$—	$1,563	$—
Financial liabilities:
Derivative instruments - interest rate swaps (1)	$11,218	$—	$11,218	$—
___________________
(1) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments as of March 31, 2024 and December 31, 2023 for which fair value is only disclosed are as follows:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,266,712	$17,769,420	$18,211,102	$17,717,435
Investments in loans and securities (2)	1,224,987	1,144,838	1,144,177	1,060,249
Cash and cash equivalents	485,318	485,318	522,574	522,574
Financial liabilities:
Debt (3)
Revolving Credit Facility	170,140	170,140	173,804	173,804
MGM Grand/Mandalay Bay CMBS Debt	2,780,394	2,647,054	2,773,758	2,627,984
Senior Unsecured Notes	13,761,205	13,400,888	13,776,563	13,469,176
____________________
(1)Represents our asset acquisitions structured as sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310. Except as noted below, the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Century Canadian portfolio component of the Century master lease agreement, the master lease agreement for the Bowlero portfolio and the lease agreement for Chelsea Piers, given the proximity of the date of our investment to the date of the Financial Statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2024, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under various operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options, and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Others assets (operating lease and sub-leases right-of-use assets)	$36,608	$38,345
Other liabilities (operating lease and sub-lease liabilities)	36,608	38,345
Others assets (sales-type sub-leases, net) (1)	844,936	847,330
Other liabilities (finance sub-lease liabilities)	865,945	866,052
___________________
(1) As of March 31, 2024 and December 31, 2023, sales-type sub-leases are net of $21.0 million and $18.7 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating leases
Rental expense (1)	$732	$498
Contractual rent	713	473
Operating sub-leases
Rental income and expense (2)	1,712	1,712
Contractual rent	1,680	1,631
Finance sub-leases
Rental income and expense (2)	16,010	14,429
Contractual rent	15,705	14,281
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at March 31, 2024 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2024 (remaining)	$886	$4,873	$49,397
2025	2,026	5,129	65,268
2026	2,772	3,934	65,268
2027	2,792	4,010	65,268
2028	2,813	3,034	65,331
2029	2,835	2,094	65,898
Thereafter	20,680	—	2,696,253
Total minimum lease commitments	$34,804	$23,074	$3,072,683
Discounting factor	19,786	1,483	2,206,738
Lease liability	$15,018	$21,591	$865,945

Discount rates (1)	5.3% – 7.0%	2.6% – 2.9%	5.6% – 8.3%

Weighted average remaining lease term	12.5 years	4.5 years	52.4 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholder’s Equity
Stock
Authorized
As of March 31, 2024, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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
Forward Offerings
The following table summarizes our public offering activity subject to forward sale agreements during the three months ended March 31, 2023. There was no activity during the three months ended March 31, 2024.

($ In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
2023
January 2023 Offering	January 18, 2023	30,302,500	$33.00	$1,000,000	$31.85	$964,400
___________________
(1)All forward sale agreements require settlement within one year of the Effective Date.
(2)The amounts are inclusive of 3,952,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 31, 2024, we did not have any shares outstanding from our marketed public forward offerings subject to forward sale agreements. Refer to “At-the-Market Offering Program” below for information regarding the share activity and shares outstanding under our ATM Program (as defined below). Refer to “Forward Settlement Activity” below for information regarding the settlement of the forward offerings.
We did not receive any proceeds from the sale of shares at the time we entered into the forward sale agreement. We determined that the forward sale agreement meets the criteria for equity classification and, therefore, is exempt from derivative accounting. We recorded the forward sale agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
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
The following table summarizes our activity under the ATM Program during the three months ended March 31, 2024, all of which were sold subject to forward sale agreements. We did not sell any shares under the ATM Program during the three months ended March 31, 2023.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Net Forward Sales Price Per Share	Aggregate Net Value
January 2024 ATM Forward Sale Agreement	9,662,116	$31.61	$305,466	$31.30	$302,411

We did not receive any proceeds from the sale of shares at the time we entered into the January 2024 ATM Forward Sale Agreement. We determined that the January 2024 ATM Forward Sale Agreement meets the criteria for equity classification and, therefore, is exempt from derivative accounting. We recorded the January 2024 ATM Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

As of March 31, 2024, we had approximately 22.9 million forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares under the ATM Program was $29.87 and would result in us receiving approximately $682.7 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM Program, it would result in a cash inflow of $1.8 million, or, if we were to net share settle the shares under the January 2024 ATM Forward Sale Agreement, it would result in us receiving approximately 60,000 shares of common stock.
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under our public offerings and the ATM Program during the three months ended March 31, 2023. There was no activity during the three months ended March 31, 2024.

(In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Net Forward Sales Price Upon Settlement	Total Net Proceeds
2023
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	$30.34	$575,600
ATM Forward Shares	Various	Physical	21,617,592	32.22	696,643

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2024	2023
Beginning Balance January 1,	1,042,702,763	963,096,563
Issuance of common stock upon physical settlement of forward sale agreements	—	40,592,592
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	434,268	515,763
Ending Balance March 31,	1,043,137,031	1,004,204,918
Distributions
Dividends declared (on a per share basis) during the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150

Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 – March 31, 2023	$0.3900
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2024	2023
Determination of shares:
Weighted-average shares of common stock outstanding	1,042,405	1,001,527
Assumed conversion of restricted stock	412	1,073
Assumed settlement of forward sale agreements	495	1,232
Diluted weighted-average shares of common stock outstanding	1,043,312	1,003,831

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Basic:
Net income attributable to common stockholders	$590,016	$518,740
Weighted-average shares of common stock outstanding	1,042,405	1,001,527
Basic EPS	$0.57	$0.52

Diluted:
Net income attributable to common stockholders	$590,016	$518,740
Diluted weighted-average shares of common stock outstanding	1,043,312	1,003,831
Diluted EPS	$0.57	$0.52
Earnings Per Unit
The following section presents the basic earnings per unit (“EPU”) and diluted EPU of VICI OP, our operating partnership and the direct parent and 100% interest holder in VICI LP. VICI LP’s interests are not expressed in units. However, given that VICI OP has a unit ownership structure and the financial information of VICI OP is substantially identical with that of VICI LP, we have elected to present the EPU of VICI OP. Basic EPU is computed by dividing net income attributable to partners’ capital by the weighted-average number of units outstanding during the period. In accordance with the VICI OP limited liability company agreement, for each share of common stock issued at VICI, a corresponding unit is issued by VICI OP. Accordingly, diluted EPU reflects the additional dilution for all potentially dilutive units resulting from potentially dilutive VICI stock issuances, such as options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and units to be issued by us upon settlement of any outstanding forward sale agreements of VICI for the period such dilutive security is outstanding. The units issuable upon settlement of any outstanding forward sale agreements of VICI are reflected in the diluted EPU calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of units used in calculating diluted EPU is deemed to be increased by the excess, if any, of the number of units that would be issued upon full physical settlement of the units under any outstanding forward sale agreements for the period prior to settlement over the number of shares of VICI common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon VICI’s physical settlement of the shares of VICI common stock under the outstanding forward sale agreement, the delivery of shares of VICI common stock resulted in an increase in the number of VICI OP Units outstanding and resulting dilution to EPU.
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended March 31,
(In thousands)	2024	2023
Determination of units:
Weighted-average units outstanding	1,054,636	1,013,758
Assumed conversion of VICI restricted stock	412	1,073
Assumed settlement of VICI forward sale agreements	495	1,232
Diluted weighted-average units outstanding	1,055,543	1,016,063

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2023
Basic:
Net income attributable to partners	$594,142	$522,076
Weighted-average units outstanding	1,054,636	1,013,758
Basic EPU	$0.56	$0.51

Diluted:
Net income attributable to partners	$594,142	$522,076
Weighted-average units outstanding	1,055,543	1,016,063
Diluted EPU	$0.56	$0.51
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2024, approximately 9.6 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2024	2023
Stock-based compensation expense	$3,793	$3,467
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2024
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	472	$27.44	765	$28.28
Granted	238	28.79	528	27.51
Vested	(159)	29.75	(244)	34.27
Forfeited	(41)	29.97	(139)	32.67
Canceled	—	—	—	—
Outstanding at end of period	510	$27.15	910	$25.56

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
As of March 31, 2024, there was $30.4 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three months ended March 31, 2024 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K for the year ended December 31, 2023. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, which constitute “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements are based on our current plans, expectations and projections about future events. We therefore caution you against relying on any of these forward-looking statements. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed in or implied by such forward-looking statements.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rates, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; the impact of increased interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that any future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions; the anticipated benefits of certain arrangements with certain tenants in connection with our funding of “same store” capital improvements in exchange for increased rent pursuant to the terms of our agreements with such tenants, which we refer to as the Partner Property Growth Fund; our ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective lease agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the lease agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of, our future results of operations, financial condition and cash flows; the possibility that we identify significant environmental, tax, legal or other issues, including additional costs or liabilities, that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our recently completed transactions; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our recently completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our reliance on distributions received from our subsidiaries, including VICI OP, to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our properties are occupied by industry-leading gaming, leisure and hospitality operators under long-term, triple-net lease agreements. We have a growing array of real estate and financing partnerships with leading operators in other experiential sectors, including Bowlero, Cabot, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, and Kalahari Resorts. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks.
Our portfolio also includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. As of March 31, 2024, our properties are 100% leased with a weighted average lease term, including extension options, of approximately 42.5 years. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We believe VICI’s election of REIT status, combined with the income generation from the lease agreements and loans, will enhance our ability to make distributions to our stockholders, providing investors with current income as well as long-term growth, subject to the macroeconomic environment, other global events and market conditions more broadly. We conduct our real property business through VICI OP and our golf course business through a TRS, VICI Golf.
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2024.
Impact of Material Trends on Our Business
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of recent and potential future interest rate increases, inflation and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, which may impact behavior and spending, and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our lease agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2024
Acquisition and Leasing Activity
•Venetian Capital Investment. Subsequent to quarter-end, on May 1, 2024, we entered into an agreement to provide up to $700.0 million of capital to the Ventian Resort for extensive reinvestment projects through our Partner Property Growth Fund strategy (the “Venetian Capital Investment”). The Venetian Capital Investment is comprised of $400.0 million to be funded in 2024 and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment will be funded in three quarterly draws based on a fixed funding schedule: $100.0 million in second quarter of 2024, $150.0 million in the third quarter of 2024 and $150.0 million in the fourth quarter of 2024.
Annual rent under the existing Venetian Lease will increase commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). The Incremental Venetian Rent will begin escalating annually at 2.0% on March 1, 2029, and commencing on March 1, 2031, will begin escalating at the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%.

Real Estate Debt Origination Activity
The following table summarizes our real estate debt origination activity (each as defined in the column titled “Real Estate Debt Investment”) for the three months ended March 31, 2024:

($ in millions)
Real Estate Debt Investment	Date	Investment Type	Maximum Principal Amount	Collateral
Chelsea Piers One Madison Loan	February 7, 2024	Senior Loan	$10.0	Certain equipment of the fitness club at the One Madison building in New York, New York, under development
Homefield Margaritaville Loan	January 23, 2024	Senior Loan	105.0	Margaritaville Resort in Kansas City, Kansas, under development
Total			$115.0
Financing and Capital Markets Activity
•At-The-Market Offering Program. During the three months ended March 31, 2024, we sold an aggregate of 9.7 million shares under the ATM Program, all of which were subject to forward sale agreements, for estimated aggregate total proceeds of $302.4 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates.
•Senior Unsecured Notes Offering. On March 18, 2024, VICI LP issued (i) $550.0 million in aggregate principal amount of 5.750% Senior Notes due 2034, which mature on April 1, 2034 and (ii) $500.0 million in aggregate principal amount of 6.125% Senior Notes due 2054, which mature on April 1, 2054, in each case under a supplemental indenture dated as of March 18, 2024, between VICI LP and the Trustee. We used the net proceeds of the offering to redeem (i) $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024 and (ii) $25.8 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024.
•Settlement of Forward-Starting Interest Rate Swaps. On March 11, 2024, we settled the seven outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million resulting in net proceeds of $2.8 million. Since the forward-starting swaps were hedging the interest rate risk on the March 2024 Notes, the unrealized gain in Accumulated other comprehensive income is being amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
Revenues
Income from sales-type leases	$512,772	$478,394	$34,378
Income from lease financing receivables, loans and securities	409,301	371,069	38,232
Other income	19,312	18,339	973
Golf revenues	10,096	9,845	251
Total revenues	951,481	877,647	73,834

Operating expenses
General and administrative	16,192	15,005	1,187
Depreciation	1,133	814	319
Other expenses	19,312	18,339	973
Golf expenses	6,511	5,952	559
Change in allowance for credit losses	106,918	111,477	(4,559)
Transaction and acquisition expenses	305	(958)	1,263
Total operating expenses	150,371	150,629	(258)

Income from unconsolidated affiliate	—	1,280	(1,280)
Interest expense	(204,882)	(204,360)	(522)
Interest income	5,293	3,047	2,246
Other (losses) gains	(156)	1,963	(2,119)
Income before income taxes	601,365	528,948	72,417
Provision for income taxes	(1,562)	(1,087)	(475)
Net income	599,803	527,861	71,942
Less: Net income attributable to non-controlling interests	(9,787)	(9,121)	(666)
Net income attributable to common stockholders	$590,016	$518,740	$71,276

Revenue
For the three months ended March 31, 2024 and 2023, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
Leasing revenue	$893,705	$833,232	$60,473
Income from loans and securities	28,369	16,231	12,138
Other income	19,312	18,339	973
Golf revenues	10,096	9,845	251
Total revenues	$951,482	$877,647	$73,835
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
Income from sales-type leases	$512,773	$478,394	$34,379
Income from lease financing receivables (1)	380,932	354,838	26,094
Total leasing revenue	893,705	833,232	60,473
Non-cash adjustment (2)	(135,709)	(122,841)	(12,868)
Total contractual leasing revenue	$757,996	$710,391	$47,605
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $60.5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Total contractual leasing revenue increased $47.6 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increases were primarily driven by the addition to our portfolio of the remaining 49.9% of the MGM Grand/Mandalay Bay lease agreement in January 2023, the Rocky Gap Casino component of the master lease agreement with Century Casinos, Inc. (“Century Master Lease”) in July 2023, the Century Canadian portfolio component of the Century Master Lease in September 2023, the master lease agreement with Bowlero in October 2023 and the lease agreement with Chelsea Piers in December 2023, as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans and Securities
Income from loans and securities increased $12.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increases were driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the full repayment of certain loan investments.
Other Income
Other income increased $1.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven primarily by the additional income as a result of the assumption of certain sub-leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.

Operating Expenses
For the three months ended March 31, 2024 and 2023, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
General and administrative	$16,192	$15,005	$1,187
Depreciation	1,133	814	319
Other expenses	19,312	18,339	973
Golf expenses	6,511	5,952	559
Change in allowance for credit losses	106,918	111,477	(4,559)
Transaction and acquisition expenses	305	(958)	1,263
Total operating expenses	$150,371	$150,629	$(258)
General and Administrative Expenses
General and administrative expenses increased $1.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees and additional expenses related to the growth of our business in 2023 and 2024.
Other Expenses
Other expenses increased $1.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven primarily by the additional expense as a result of the assumption of certain sub-leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.
Change in Allowance for Credit Losses
Change in allowance for credit losses decreased $4.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower initial CECL allowances recorded on our acquisition and loan origination activity. We recorded initial CECL allowances of $0.7 million on our $115.0 million of loan origination activity during the three months ended March 31, 2024, compared to initial CECL allowances of $229.6 million on our $5.7 billion of property acquisition activity and $4.5 million on our $85.0 million of loan origination activity during the three months ended March 31, 2023.
Further fluctuation in the change in allowance for credit losses are the result of changes to the reasonable and supportable period, or R&S Period, probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) as a result of market performance and changes in the macroeconomic model used to scenario condition such inputs and annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $1.3 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the three months ended March 31, 2024 and 2023, our non-operating income and expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
Income from unconsolidated affiliate	$—	$1,280	$(1,280)
Interest expense	(204,882)	(204,360)	(522)
Interest income	5,293	3,047	2,246
Other (losses) gains	(156)	1,963	(2,119)
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the three months ended March 31, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV, and subsequently, such income is included in Income from sales-type lease on our Statement of Operations and, accordingly, no Income from unconsolidated affiliate was recognized for the three months ended March 31, 2024.
Interest Expense
Interest expense increased $0.5 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily related to the increase in debt from the (i) C$140.0 million, C$75.0 million and £9.0 million draws on the Revolving Credit Facility to finance the acquisitions of the portfolio of assets leased to PURE Canadian Gaming, Corp. in January 2023, Century Canadian portfolio in September 2023 and Cabot Highlands loan in December 2023, respectively, and (ii) assumption of $3.0 billion aggregate principal amount of CMBS debt on January 9, 2023, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $3.2 billion in notional amount of debt.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, was 4.33% for both the three months ended March 31, 2024 and 2023, as a result of a higher effective interest rate on (i) the draws on the Revolving Credit Facility and (ii) the March 2024 Notes as compared to the debt that was refinanced with such notes, offset by the low interest rate on the MGM Grand/Mandalay Bay CMBS Debt.
Interest Income
Interest income increased $2.2 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by an overall increase in our cash on hand and short-term investments throughout the current period as compared to the prior period.
Other (Losses) Gains
Other (losses) gains decreased $2.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The change primarily relates to foreign currency remeasurement adjustments associated with our investments in Canada and the United Kingdom. In connection with such transactions, we entered into intercompany debt and drew C$215.0 million and £9.0 million on the Revolving Credit Facility, which are denominated in a foreign currency and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other losses (gains), deferred income tax benefits and expenses, other non-recurring non-cash transactions, our proportionate share of non-cash adjustments from our investment in unconsolidated affiliate (including the amortization of any basis differences) with respect to certain of the foregoing and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2024	2023
Net income attributable to common stockholders	$590,016	$518,740
Real estate depreciation	—	—
Joint venture depreciation and non-controlling interest adjustments	—	1,426
FFO attributable to common stockholders	590,016	520,166
Non-cash leasing and financing adjustments	(135,666)	(122,834)
Non-cash change in allowance for credit losses	106,918	111,477
Non-cash stock-based compensation	3,793	3,467
Transaction and acquisition expenses	305	(958)
Amortization of debt issuance costs and original issue discount	16,509	19,682
Other depreciation	846	783
Capital expenditures	(432)	(988)
Other losses (gains) (1)	156	(1,963)
Deferred income tax provision	435	—
Joint venture non-cash adjustments and non-controlling interest adjustments	291	(227)
AFFO attributable to common stockholders	583,171	528,605
Interest expense, net	183,080	181,631
Income tax expense	1,127	1,087
Joint venture interest expense and non-controlling interest adjustments	(2,128)	(1,021)
Adjusted EBITDA attributable to common stockholders	$765,250	$710,302

Net income per common share
Basic	$0.57	$0.52
Diluted	$0.57	$0.52
FFO per common share
Basic	$0.57	$0.52
Diluted	$0.57	$0.52
AFFO per common share
Basic	$0.56	$0.53
Diluted	$0.56	$0.53
Weighted average number of shares of common stock outstanding
Basic	1,042,404,634	1,001,526,645
Diluted	1,043,311,636	1,003,831,325
____________________
(1)Represents non-cash foreign currency remeasurement adjustment.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2024, our available cash and cash-equivalents balance, short-term investments, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	March 31, 2024
Cash and cash equivalents	$485,318
Short-term investments	29,579
Capacity under Revolving Credit Facility (1)	2,329,860
Net proceeds available from settlement of Forward Sale Agreements (2)	682,693
Total	$3,527,450
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 22,856,855 shares remaining to be settled as of March 31, 2024 under our at-the-market forward sale agreements at a forward sales price of $29.87, calculated as of March 31, 2024.
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
All of our lease agreements call for an initial term of between fifteen and thirty-two years with additional tenant renewal options and, along with our loans, are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current inflationary environment, higher interest rates, equity market volatility, and changes in consumer behavior and spending. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by our lease agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2024, we have $17.1 billion of debt obligations outstanding of which $750.0 million matures on February 15, 2025, $500.0 million matures on May 15, 2025 and $800.0 million matures on June 15, 2025. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of March 31, 2024. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2024 (remaining)	2025	2026	2027	2028 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$2,050,000	$1,750,000	$1,500,000	$8,650,000
MGM Grand/Mandalay Bay JV CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	170,140	—	—	170,140	—	—
Scheduled interest payments (1)	5,827,702	562,429	737,269	683,972	566,348	3,277,684
Total debt contractual obligations	22,947,842	562,429	2,787,269	2,604,112	2,066,348	14,927,684

Leases and contracts (2)
Future funding commitments – loan investments and Partner Property Growth Fund (3)	1,204,560	683,502	402,979	117,024	1,055	—
Golf course operating lease and contractual commitments	41,594	1,585	2,153	2,197	2,241	33,418
Corporate office leases	18,155	143	1,016	1,742	1,742	13,512
Total leases and contract obligations	1,264,309	685,230	406,148	120,963	5,038	46,930

Total contractual commitments	$24,212,151	$1,247,659	$3,193,417	$2,725,075	$2,071,386	$14,974,614
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the CDOR and SONIA rates as of March 31, 2024.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date. Amounts include the $400.0 million future funding commitment required in connection with the Venetian Capital Investment.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of March 31, 2024, we had $1.0 billion of additional potential future funding commitments under the Property Growth Fund Agreement entered into with Apollo in connection with the Venetian Resort acquisition (and subsequent to quarter end, on May 1, 2024, in connection with the Venetian Capital Investment the previous agreement in the amount of $1.0 billion was terminated, and our obligation pursuant to which Apollo has the option, but not the obligation, to draw our future funds, was reduced to $300.0), the use of which are at the discretion of our tenants and will be dependent upon independent decisions made by our tenants with respect to any capital improvement projects and the source of funds for such projects, as well as the total funding ultimately provided under such arrangements.

Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$543,739	$522,033	$21,706
Used in investing activities	(109,160)	(1,468,856)	1,359,696
(Used in) provided by financing activities	(471,781)	985,489	(1,457,270)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	74	(128)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,256)	38,740	(75,996)
Cash, cash equivalents and restricted cash, beginning of period	522,574	208,933	313,641
Cash, cash equivalents and restricted cash, end of period	$485,318	$247,673	$237,645
Cash Flows from Operating Activities
Net cash provided by operating activities increased $21.7 million for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increase is primarily driven by an increase in cash rental payments from the addition of the remaining 49.9% of the MGM Grand/Mandalay Bay lease agreement in January 2023, the Rocky Gap Casino component of the Century Master Lease in July 2023, the Century Canadian portfolio component of the Century Master Lease in September 2023, the master lease agreement with Bowlero in October 2023 and the lease agreement with Chelsea Piers in December 2023.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $1,359.7 million for the three months ended March 31, 2024 compared with the three months ended March 31, 2023.
During the three months ended March 31, 2024, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $71.7 million;
•Investments in short-term investments of $29.6 million; and
•Payments to fund the Caruthersville Property Growth Fund investment in the amount of $5.9 million.
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
•Payments for the acquisition of the portfolio of assets leased to PURE Canadian Gaming, Corp. for a total cost of $202.7 million, including acquisition costs; and
•Payments to fund the Caruthersville Property Growth Fund investment in the amount of $6.1 million.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased $1,457.3 million for the three months ended March 31, 2024, compared with the three months ended March 31, 2023.
During the three months ended March 31, 2024, the primary sources and uses of cash in financing activities included:
•Net proceeds from the issuance of the March 2024 Notes in the amount of $1,028.5 million;
•Redemption of the outstanding (i) $1,024.2 million in aggregate principal amount of the 5.625% Senior Notes due 2024 and (ii) $25.8 million in aggregate principal amount of the 5.625% MGP OP Notes due 2024;
•Dividend payments of $434.8 million;
•Distributions of $7.7 million to non-controlling interests;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.0 million; and
•Payments of debt issuance costs of $2.8 million.
During the three months ended March 31, 2023, the primary sources and uses of cash from financing activities included:
•Net proceeds of $1,272.3 million from the issuance of an aggregate 40,592,592 shares of our common stock pursuant to the full physical settlement of the then-outstanding forward sale agreements;
•Dividend payments of $382.6 million;
•Draw of $352.7 million on our Revolving Credit Facility;
•Repayment of $250.0 million on our Revolving Credit Facility;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $4.6 million; and
•Distributions of $2.3 million to non-controlling interest.
Debt
For a summary of our debt obligations as of March 31, 2024, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2024, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150

Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2024.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of March 31, 2024, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.0% has fixed rate interest and 1.0% has a variable interest rate, representing the US$170.1 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of March 31, 2024, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.7 million using the applicable exchange rate as of March 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the three months ended March 31, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended March 31, 2024, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2024 through January 31, 2024	—	$—	—	—
February 1, 2024 through February 29, 2024 (1)	168,556	29.64	—	—
March 1, 2024 through March 31, 2024	—	—	—	—
Total	168,556	$29.64	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended March 31, 2024, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Second Supplemental Indenture, dated as of March 18, 2024, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	3/18/2024

4.2	Form of Global Note representing the 5.750% Senior Notes due 2034 (included in Exhibit 4.1).		8-K	4.3	3/18/2024

4.3	Form of Global Note representing the 6.125% Senior Notes due 2054 (included in Exhibit 4.1).		8-K	4.4	3/18/2024

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 1, 2024
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 1, 2024
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 1, 2024
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	May 1, 2024
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	May 1, 2024
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	May 1, 2024
Gabriel F. Wasserman	(Principal Accounting Officer)