Form 10-Q
period 2024-06-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2024-07-31
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
535 Madison Avenue, 28th Floor New York, New York 10022
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
As of July 30, 2024, VICI Properties Inc. had 1,047,172,748 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2024 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of June 30, 2024, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.8% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of June 30, 2024.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of June 30, 2024, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,189,566	$23,015,931
Investments in leases - financing receivables, net	18,337,881	18,211,102
Investments in loans and securities, net	1,461,198	1,144,177
Land	150,727	150,727
Cash and cash equivalents	347,160	522,574
Other assets	1,024,718	1,015,330
Total assets	$44,511,250	$44,059,841

Liabilities
Debt, net	$16,727,361	$16,724,125
Accrued expenses and deferred revenue	215,689	227,241
Dividends and distributions payable	437,785	437,599
Other liabilities	1,004,102	1,013,102
Total liabilities	18,384,937	18,402,067

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,043,171,743 and 1,042,702,763 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10,432	10,427
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	24,128,989	24,125,872
Accumulated other comprehensive income	148,211	153,870
Retained earnings	1,431,264	965,762
Total VICI stockholders’ equity	25,718,896	25,255,931
Non-controlling interests	407,417	401,843
Total stockholders’ equity	26,126,313	25,657,774
Total liabilities and stockholders’ equity	$44,511,250	$44,059,841
_______________________________________________________
Note: As of June 30, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $762.7 million, $706.7 million, $26.5 million and $20.0 million, respectively, and $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Income from sales-type leases	$512,289	$495,355	$1,025,061	$973,749
Income from lease financing receivables, loans and securities	413,735	373,132	823,036	744,201
Other income	19,323	18,525	38,635	36,864
Golf revenues	11,656	11,146	21,752	20,991
Total revenues	957,003	898,158	1,908,484	1,775,805

Operating expenses
General and administrative	15,768	14,920	31,960	29,925
Depreciation	992	887	2,125	1,701
Other expenses	19,323	18,525	38,635	36,864
Golf expenses	6,813	6,590	13,324	12,542
Change in allowance for credit losses	(43,000)	(41,355)	63,918	70,122
Transaction and acquisition expenses	259	777	564	(181)
Total operating expenses	155	344	150,526	150,973

Income from unconsolidated affiliate	—	—	—	1,280
Interest expense	(205,777)	(203,594)	(410,659)	(407,954)
Interest income	3,926	5,806	9,219	8,853
Other gains	990	3,454	834	5,417
Income before income taxes	755,987	703,480	1,357,352	1,232,428
Provision for income taxes	(3,234)	(1,899)	(4,796)	(2,986)
Net income	752,753	701,581	1,352,556	1,229,442
Less: Net income attributable to non-controlling interests	(11,451)	(10,879)	(21,238)	(20,000)
Net income attributable to common stockholders	$741,302	$690,702	$1,331,318	$1,209,442

Net income per common share
Basic	$0.71	$0.69	$1.28	$1.20
Diluted	$0.71	$0.69	$1.28	$1.20

Weighted average number of shares of common stock outstanding
Basic	1,042,650,713	1,006,893,810	1,042,530,017	1,004,189,744
Diluted	1,042,959,627	1,007,968,422	1,043,137,980	1,005,879,395

Other comprehensive income
Net income	$752,753	$701,581	$1,352,556	$1,229,442
Reclassification of derivative gain to Interest expense	(6,384)	(6,037)	(12,430)	(12,074)
Unrealized gain on cash flow hedges	—	7,573	12,482	180
Foreign currency translation adjustments	(2,173)	1,732	(5,817)	68
Comprehensive income	744,196	704,849	1,346,791	1,217,616
Comprehensive income attributable to non-controlling interests	(11,323)	(10,918)	(21,132)	(19,857)
Comprehensive income attributable to common stockholders	$732,873	$693,931	$1,325,659	$1,197,759
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2023	$10,427	$24,125,872	$153,870	$965,762	$25,255,931	$401,843	$25,657,774
Net income	—	—	—	590,016	590,016	9,787	599,803
Reallocation of equity	—	255	—	—	255	(255)	—
Dividends and distributions declared ($0.4150 per common share)	—	—	—	(432,900)	(432,900)	(7,707)	(440,607)
Stock-based compensation, net of forfeitures	4	(1,252)	—	—	(1,248)	44	(1,204)
Reclassification of derivative gain to Interest expense	—	—	(5,976)	—	(5,976)	(70)	(6,046)
Unrealized gain on cash flow hedges	—	—	12,341	—	12,341	141	12,482
Foreign currency translation adjustments	—	—	(3,595)	—	(3,595)	(49)	(3,644)
Balance as of March 31, 2024	10,431	24,124,875	156,640	1,122,878	25,414,824	403,734	25,818,558
Net income	—	—	—	741,302	741,302	11,451	752,753
Reallocation of equity	—	(79)	—	—	(79)	79	—
Dividends and distributions declared ($0.4150 per common share)	—	—	—	(432,916)	(432,916)	(7,768)	(440,684)
Stock-based compensation, net of forfeitures	1	4,193	—	—	4,194	49	4,243
Reclassification of derivative gain to Interest expense	—	—	(6,316)	—	(6,316)	(68)	(6,384)
Foreign currency translation adjustments	—	—	(2,113)	—	(2,113)	(60)	(2,173)
Balance as of June 30, 2024	$10,432	$24,128,989	$148,211	$1,431,264	$25,718,896	$407,417	$26,126,313

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,352,556	$1,229,442
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(266,949)	(252,344)
Stock-based compensation	8,372	7,498
Depreciation	2,125	1,701
Other gains	(834)	(5,417)
Amortization of debt issuance costs and original issue discount	21,595	24,229
Change in allowance for credit losses	63,918	70,122
Net proceeds from settlement of derivatives	2,827	—
Deferred income taxes	2,289	—
Income from unconsolidated affiliate	—	(1,280)
Distributions from unconsolidated affiliate	—	3,273
Change in operating assets and liabilities:
Other assets	(20,005)	2,248
Accrued expenses and deferred revenue	(10,670)	(24,246)
Other liabilities	3,125	(2,815)
Net cash provided by operating activities	1,158,349	1,052,411

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)
Investments in leases - sales-type	(109,900)	(15,000)
Investments in leases - financing receivables	(248)	(203,272)
Investments in loans and securities	(387,287)	(347,454)
Principal repayments of loans and receipts of deferred fees	80,600	400,100
Capitalized transaction costs	(75)	(541)
Investments in short-term investments	(29,579)	—
Maturities of short-term investments	29,579	217,342
Proceeds from sale of real estate	952	6,285
Acquisition of property and equipment	(5,076)	(1,317)
Net cash used in investing activities	(421,034)	(1,210,762)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Proceeds from offering of common stock, net	—	1,373,737
Proceeds from March 2024 Notes offering	1,028,533	—
Proceeds from Revolving Credit Facility	—	352,704
Redemption of senior unsecured notes	(1,050,000)	—
Repayment of Revolving Credit Facility	—	(250,000)
Debt issuance costs	(3,039)	—
Repurchase of stock for tax withholding	(5,332)	(4,957)
Distributions to non-controlling interests	(15,475)	(4,556)
Dividends paid	(867,623)	(778,909)
Net cash (used in) provided by financing activities	(912,936)	688,019

Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	192

Net (decrease) increase in cash, cash equivalents and restricted cash	(175,414)	529,860
Cash, cash equivalents and restricted cash, beginning of period	522,574	208,933
Cash, cash equivalents and restricted cash, end of period	$347,160	$738,793

Supplemental cash flow information:
Cash paid for interest	$381,316	$376,693
Cash paid for income taxes	$3,338	$3,746
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$437,992	$397,667
Deferred transaction costs payable	$3,699	$2,677
Non-cash change in Investments in leases - financing receivables	$141,965	$138,040
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	June 30, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,189,566	$23,015,931
Investments in leases - financing receivables, net	18,337,881	18,211,102
Investments in loans and securities, net	1,461,198	1,144,177
Land	150,727	150,727
Cash and cash equivalents	291,128	471,584
Short-term investments	—	—
Other assets	945,770	936,528
Total assets	$44,376,270	$43,930,049

Liabilities
Debt, net	$16,727,361	$16,724,125
Accrued expenses and deferred revenue	214,175	222,333
Distributions payable	437,785	437,599
Other liabilities	989,532	998,363
Total liabilities	18,368,853	18,382,420

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,055,403,116 and 1,054,934,136 operating partnership units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	25,753,822	25,288,647
Accumulated other comprehensive income	147,585	153,350
Total VICI LP’s capital	25,901,407	25,441,997
Non-controlling interest	106,010	105,632
Total capital attributable to partners	26,007,417	25,547,629
Total liabilities and partners’ capital	$44,376,270	$43,930,049
_______________________________________________________
Note: As of June 30, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $762.7 million, $706.7 million, $26.5 million and $20.0 million, respectively, and $701.1 million, $703.6 million, $29.8 million and $18.7 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Income from sales-type leases	$512,289	$495,355	$1,025,061	$973,749
Income from lease financing receivables, loans and securities	413,735	373,132	823,036	744,201
Other income	19,323	18,525	38,635	36,864
Total revenues	945,347	887,012	1,886,732	1,754,814

Operating expenses
General and administrative	15,732	14,920	31,889	29,925
Depreciation	157	62	445	93
Other expenses	19,323	18,525	38,635	36,864
Change in allowance for credit losses	(43,000)	(41,355)	63,918	70,122
Transaction and acquisition expenses	259	777	564	(181)
Total operating expenses	(7,529)	(7,071)	135,451	136,823

Income from unconsolidated affiliate	—	—	—	1,280
Interest expense	(205,777)	(203,594)	(410,659)	(407,954)
Interest income	3,235	5,224	7,861	7,714
Other gains	990	3,454	834	5,417
Income before income taxes	751,324	699,167	1,349,317	1,224,448
Provision for income taxes	(2,342)	(1,198)	(3,295)	(1,564)
Net income	748,982	697,969	1,346,022	1,222,884
Less: Net income attributable to non-controlling interests	(2,803)	(2,487)	(5,701)	(5,326)
Net income attributable to partners	$746,179	$695,482	$1,340,321	$1,217,558

Net income per Partnership unit
Basic	$0.71	$0.68	$1.27	$1.20
Diluted	$0.71	$0.68	$1.27	$1.20

Weighted average number of Partnership units outstanding
Basic	1,054,882,086	1,019,125,183	1,054,761,390	1,016,421,117
Diluted	1,055,191,000	1,020,199,795	1,055,369,353	1,018,110,768

Other comprehensive income
Net income attributable to partners	$746,179	$695,482	$1,340,321	$1,217,558
Reclassification of derivative gain to Interest expense	(6,384)	(6,037)	(12,430)	(12,074)
Unrealized gain on cash flow hedges	—	7,573	12,482	180
Foreign currency translation adjustments, net	(2,173)	1732	(5,817)	68
Comprehensive income attributable to partners	$737,622	$698,750	$1,334,556	$1,205,732
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
Net income	594,142	—	2,898	597,040
Distributions to Parent	(440,283)	—	—	(440,283)
Distributions to non-controlling interest	—	—	(2,630)	(2,630)
Stock-based compensation, net of forfeitures	(1,204)	—	—	(1,204)
Reclassification of derivative gain to Interest expense	—	(6,046)	—	(6,046)
Unrealized gain on cash flow hedges	—	12,482	—	12,482
Foreign currency translation adjustments	—	(3,644)	—	(3,644)
Balance as of March 31, 2024	25,441,302	156,142	105,900	25,703,344
Net income	746,179	—	2,803	748,982
Contributions from parent	147	—	—	147
Distributions to parent	(438,049)	—	—	(438,049)
Distributions to non-controlling interest	—	—	(2,693)	(2,693)
Stock-based compensation, net of forfeitures	4,243	—	—	4,243
Reclassification of derivative gain to Interest expense	—	(6,384)	—	(6,384)
Foreign currency translation adjustments	—	(2,173)	—	(2,173)
Balance as of June 30, 2024	$25,753,822	$147,585	$106,010	$26,007,417

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,346,022	$1,222,884
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(266,949)	(252,344)
Stock-based compensation	8,372	7,498
Depreciation	445	93
Other gains	(834)	(5,417)
Amortization of debt issuance costs and original issue discount	21,595	24,229
Change in allowance for credit losses	63,918	70,122
Net proceeds from settlement of derivatives	2,827	—
Deferred income taxes	2,321	—
Income from unconsolidated affiliate	—	(1,280)
Distributions from unconsolidated affiliate	—	3,273
Change in operating assets and liabilities:
Other assets	(19,218)	4,463
Accrued expenses and deferred revenue	(9,644)	(31,018)
Other liabilities	3,262	(2,770)
Net cash provided by operating activities	1,152,117	1,039,733

Cash flows from investing activities
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)
Investments in leases - sales-type	(109,900)	(15,000)
Investments in leases - financing receivables	(248)	(203,272)
Investments in loans and securities	(387,287)	(347,454)
Principal repayments of loans and receipts of deferred fees	80,600	400,100
Capitalized transaction costs	(75)	(541)
Investments in short-term investments	(29,579)	—
Maturities of short-term investments	29,579	217,342
Proceeds from sale of real estate	952	6,285
Acquisition of property and equipment	(4,033)	—
Net cash used in investing activities	(419,991)	(1,209,445)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Cash flows from financing activities
Contributions from Parent	—	1,397,737
Distributions to Parent	(877,628)	(773,768)
Proceeds from March 2024 Notes offering	1,028,533	—
Proceeds from Revolving Credit Facility	—	352,704
Redemption of senior unsecured notes	(1,050,000)	—
Repayment of Revolving Credit Facility	—	(250,000)
Debt issuance costs	(3,039)	—
Repurchase of stock for tax withholding	(5,332)	(4,957)
Distributions to non-controlling interest	(5,323)	(4,556)
Net cash (used in) provided by financing activities	(912,789)	717,160

Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	192

Net (decrease) increase in cash, cash equivalents and restricted cash	(180,456)	547,640
Cash, cash equivalents and restricted cash, beginning of period	471,584	142,600
Cash, cash equivalents and restricted cash, end of period	$291,128	$690,240

Supplemental cash flow information:
Cash paid for interest	$381,316	$376,693
Cash paid for income taxes	$1,312	$1,746
Supplemental non-cash investing and financing activity:
Distributions payable	$437,992	$397,667
Deferred transaction costs payable	$3,699	$2,677
Non-cash change in Investments in leases - financing receivables	$141,965	$138,040
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality and entertainment destinations, subject to long-term triple-net leases. As of June 30, 2024, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”), three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by CDN Golf Management Inc., and are located near certain of our properties.
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of June 30, 2024, VICI’s non-controlling interests represent approximately 1.2% third-party ownership of VICI OP in the form of a limited liability company interest in VICI OP (“VICI OP Units”), a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (“Joliet Lease”) and a 5.6% third-party equity ownership, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Bowlero OP Units”), the entity that owns the portfolio of bowling entertainment centers leased to Bowlero Corp. (“Bowlero”) and is the lessor under the related Bowlero master lease agreement. As VICI OP is a parent entity of VICI LP, VICI LP’s only non-controlling interests are the third-party ownership interests in Harrah’s Joliet LandCo LLC and VICI Bowl HoldCo referenced above.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of June 30, 2024 and December 31, 2023.
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
We allocate the purchase price, including the costs incurred to acquire the assets, to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, the assets acquired are comprised of land, building and site improvements and in certain instances, such as our acquisition of MGM Growth Properties LLC (“MGP”) and the acquisition of the joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay JV”), existing leases and/or debt. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.

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
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases. As a result, the cash payments accounted for under sales-type leases and lease financing receivables will not equal income from our lease agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type leases or Income from lease financing receivables, loans and securities, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type, net or Investments in leases - financing receivables, net, as applicable.
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
Investments in Leases
In relation to our lease portfolio, we have elected to use a discounted cash flow model to estimate the allowance for credit losses, or CECL allowance, for our Investments in leases - sales-type and Investments in leases - financing receivables, which comprise the substantial majority of our CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease and discount these cash flows at the asset’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the asset and the present value of the expected credit loss cash flows.
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
Presentation
The initial CECL allowance is recorded as a reduction to our net Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities and Sales-type sub-leases (included in Other assets) on our Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Statement of Operations for the relevant period. Finally, each time we make a new investment in an asset subject to ASC 326, we are required to record an initial CECL allowance for such asset, which results in a non-cash charge to the Statement of Operations for the relevant period.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2024 and 2023.
Refer to Note 5 - Allowance for Credit Losses for further information.
Foreign Currency Translation and Remeasurement
Our investments in our Canadian gaming assets and certain of our loans are denominated in foreign currencies and, accordingly, we translate the financial statements of the subsidiaries’ that own such assets into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheet and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.
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
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38% of our lease revenues for each of the three and six months ended June 30, 2024, and 40% and 39% of our lease revenues for the three and six months ended June 30, 2023, respectively. Contractual rent from our lease agreements with MGM represented 36% of our total contractual rent for each of the three and six months ended June 30, 2024, and 34% and 36% of our total contractual rent for the three and six months ended June 30, 2023, respectively. Revenue from our lease agreements with Caesars represented 36% of our lease revenues for each of the three and six months ended June 30, 2024, and 37% and 38% of our lease revenues for the three and six months ended June 30, 2023, respectively. Contractual rent from our lease agreements with Caesars represented 38% of our total contractual rent for each of the three and six months ended June 30, 2024, and 41% and 40% of our total contractual rent for the three and six months ended June 30, 2023, respectively.
Additionally, our properties on the Las Vegas Strip generated approximately 48% of our lease revenues for each of the three and six months ended June 30, 2024, and 49% of our lease revenues for each of the three and six months ended June 30, 2023. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2024 Activity
Property Acquisitions and Investments
Venetian Capital Investment
On May 1, 2024, we entered into agreements to fund up to $700.0 million of capital investment into our Venetian Resort for extensive reinvestment projects through our Partner Property Growth Fund strategy (the “Venetian Capital Investment”). The Venetian Capital Investment will fund several projects, including hotel room product renovations, gaming floor optimization and entertainment and convention center enhancements, among others, seeking to improve the overall guest experience and enhance the value of the property. The invested capital will earn a return through the addition of incremental rent to the lease agreement for the Venetian Resort (as amended in connection with the Venetian Capital Investment, the “Venetian Lease”).
The up to $700.0 million of funding through the Venetian Capital Investment is comprised of $400.0 million to be funded in 2024 and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment was or is being funded based on a fixed schedule: $100.0 million was funded in the second quarter of 2024, $150.0 million was funded in the third quarter of 2024 and $150.0 million will be funded in the fourth quarter of 2024. The previous Property Growth Fund Agreement entered into with the tenant in connection with the Venetian Resort acquisition providing for up to $1.0 billion of future development and construction project funding was concurrently terminated.
In connection with the Venetian Capital Investment, annual rent under the Venetian Lease will increase commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). In addition to any increase pursuant to the Incremental Venetian Rent, annual rent under the Venetian Lease will begin escalating annually at 2.0% on March 1, 2029 and, commencing on March 1, 2031, will begin escalating on the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%. Subsequent to quarter end, on July 1, 2024, the aggregate annual rent under the Venetian Lease increased by $7.3 million as a result of the first $100.0 million funding.
We determined that the amendment to the Venetian Lease in connection with the Venetian Capital Investment represented a lease modification under ASC 842 pursuant to which we were required to reassess the lease classification. Upon reassessment, we determined that the Venetian Lease continues to meet the definition of a sales-type lease. Accordingly, since the classification remains unchanged, we modified the future minimum lease cash flows to reflect the amendment and prospectively adjusted the discount rate used to recognize income, incorporating the impact of the additional funding and related incremental rent in connection with the Venetian Capital Investment.
Real Estate Debt Originations
The following table summarizes our 2024 real estate debt origination activity to date:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
Great Wolf Mezzanine Loan (1)	$250,000	Mezzanine	Portfolio of nine Great Wolf Lodge resorts across the United States
Chelsea Piers One Madison Loan	10,000	Senior Secured Loan	Certain equipment of the fitness club at the One Madison building in New York, New York, under development
Homefield Margaritaville Loan (2)	105,000	Senior Secured Loan	Margaritaville Resort in Kansas City, Kansas, under development
Total	$365,000
____________________
(1) In connection with the Great Wolf Mezzanine Loan, the $79.5 million mezzanine loan for Great Wolf Lodge Maryland was repaid in full.
(2) Simultaneous with entering into the loan agreement, we entered into a call right agreement that provides us with a call option on (i) the Margaritaville Resort, (ii) the new Homefield Kansas City youth sports training facility (“Homefield”), (iii) the new Homefield baseball center, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. We also received a right of first refusal to acquire the real estate of any future Homefield property, should Homefield elect to monetize such assets in a sale-leaseback transaction. If the call option is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple net master lease with us.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of June 30, 2024, our real estate portfolio consisted of the following:
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
The following is a summary of the balances of our real estate portfolio as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Investments in leases – sales-type, net (1)	$23,189,566	$23,015,931
Investments in leases – financing receivables, net (1)	18,337,881	18,211,102
Total investments in leases, net	41,527,447	41,227,033
Investments in loans and securities, net	1,461,198	1,144,177
Land	150,727	150,727
Total real estate portfolio	$43,139,372	$42,521,937
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of June 30, 2024 and December 31, 2023, the estimated residual values of the leased properties under our lease agreements were $16.5 billion and $15.9 billion, respectively.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Income from sales-type leases – fixed rent	$486,535	$472,783	$973,185	$932,273
Income from sales-type leases – contingent rent (1)	25,754	22,572	51,877	41,476
Income from lease financing receivables – fixed rent	378,266	353,974	755,986	706,303
Income from lease financing receivables – contingent rent (1)	3,211	2,511	6,423	5,021
Total lease revenue	893,766	851,840	1,787,471	1,685,073
Non-cash adjustment (2)	(131,337)	(129,543)	(267,045)	(252,383)
Total contractual lease revenue	$762,429	$722,297	$1,520,426	$1,432,690
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2024, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2024 (remaining)	$855,002	$619,436	$1,474,438
2025	1,752,047	1,255,417	3,007,464
2026	1,778,545	1,278,690	3,057,235
2027	1,805,828	1,302,531	3,108,359
2028	1,834,319	1,327,089	3,161,408
2029	1,863,765	1,352,127	3,215,892
Thereafter	79,371,652	88,462,442	167,834,094
Total	$89,261,158	$95,597,732	$184,858,890

Weighted Average Lease Term (2)	37.5 years	48.3 years	42.3 years
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the lease agreements.
(2) The minimum lease payments and weighted average remaining lease term includes the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
Lease Provisions
As of June 30, 2024, we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Additionally, certain of our lease agreements provide for a variable rent component in which a portion of the annual rent, generally ranging from 20% to 30%, is subject to adjustment based on the revenues of the underlying asset in specified periods.

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

Provision	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease	Venetian Lease	All Other Gaming Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum	$286 million (3)	$84 million (3)	N/A	N/A	N/A
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of June 30, 2024 and December 31, 2023:

($ In thousands)	June 30, 2024
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,477	$—	11.0%	6.8 years
Senior Secured Loans	506,568	497,750	479,073	7.6%	5.0 years
Mezzanine Loans and Preferred Equity	897,700	881,971	250,509	9.6%	4.5 years
Total	$1,489,268	$1,461,198	$729,582	9.0%	4.8 years

($ In thousands)	December 31, 2023
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$73,818	$—	11.0%	7.3 years
Senior Secured Loans	392,250	386,274	476,395	7.3%	5.4 years
Mezzanine Loans and Preferred Equity	698,861	684,085	278,848	9.8%	4.6 years
Total	$1,176,111	$1,144,177	$755,243	9.0%	5.1 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of June 30, 2024.
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
The following tables detail the allowance for credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$23,952,241	$(762,675)	$23,189,566	3.18%
Investments in leases – financing receivables	19,044,531	(706,650)	18,337,881	3.71%
Investments in loans and securities	1,487,667	(26,469)	1,461,198	1.78%
Other assets – sales-type sub-leases	865,886	(20,020)	845,866	2.31%
Totals	$45,350,325	$(1,515,814)	$43,834,511	3.34%

	December 31, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$23,717,060	$(701,129)	$23,015,931	2.96%
Investments in leases – financing receivables	18,914,734	(703,632)	18,211,102	3.72%
Investments in loans and securities	1,173,949	(29,772)	1,144,177	2.54%
Other assets – sales-type sub-leases	866,052	(18,722)	847,330	2.16%
Totals	$44,671,795	$(1,453,255)	$43,218,540	3.25%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of June 30, 2024 and December 31, 2023, such allowance is $18.7 million and $19.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning Balance	$1,578,088	$1,480,109	$1,472,386	$1,368,819
Initial allowance from current period investments	2,231	—	2,914	234,064
Current period change in credit allowance	(45,804)	(40,941)	59,215	(163,715)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$1,534,515	$1,439,168	$1,534,515	$1,439,168
During the three months ended June 30, 2024, we recognized a $43.0 million decrease in our allowance for credit losses primarily driven by positive changes in the macroeconomic forecast during the current quarter and equity market performance of our tenants, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD. This decrease was partially offset by adjustments made to the assumptions used to project future cash flows for one of our investments.
During the six months ended June 30, 2024, we recognized a $63.9 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period, both of which impact the R&S Period PD, as well as adjustments made to the assumptions used to project future cash flows for one of our investments.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended June 30, 2023, we recognized a $41.4 million decrease in our allowance for credit losses primarily driven by the market performance of our tenants and positive changes in the macroeconomic forecast during the current quarter.
During the six months ended June 30, 2023, we recognized a $70.1 million increase in our allowance for credit losses primarily driven by initial CECL allowances of $229.6 million on our $5.7 billion of property acquisition activity and $4.5 million on our $85.0 million of loan origination activity during such period, partially offset by the market performance of our tenants and positive changes in the macroeconomic forecast.
As of June 30, 2024 and December 31, 2023, and since our formation on October 6, 2017, all of our lease agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2024 and 2023:

	June 30, 2024
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,452,810	$33,172,338	$3,708,359	$884,715	$1,320,293	$1,811,810	$45,350,325

	June 30, 2023
(In thousands)	Ba2	Ba3	B1	B2	B3	N/A (2)	Total
Investments in leases – sales-type and financing receivable, Investments in loans and securities and Other assets (1)	$4,281,667	$32,778,498	$3,217,992	$878,810	$891,024	$558,272	$42,606,263
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Sales-type sub-leases, net (1)	$845,866	$847,330
Property and equipment used in operations, net	69,914	66,946
Right of use assets and sub-lease right of use assets	40,787	38,345
Deferred acquisition costs	12,749	10,087
Other receivables	11,503	9,660
Interest receivable	10,775	9,351
Debt financing costs	9,851	11,332
Deferred income taxes	7,033	9,423
Prepaid expenses	6,898	4,728
Tenant receivables	6,287	6,236
Forward-starting interest rate swaps	—	1,563
Other	3,055	329
Total other assets	$1,024,718	$1,015,330
____________________
(1) As of June 30, 2024 and December 31, 2023, sales-type sub-leases are net of $20.0 million and $18.7 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Finance sub-lease liabilities	$865,886	$866,052
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	41,192	38,345
CECL allowance for unfunded commitments	18,701	19,131
Deferred income taxes	4,473	4,506
Derivative liability	—	11,218
Other	250	250
Total other liabilities	$1,004,102	$1,013,102

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2024 and December 31, 2023:

($ In thousands)	June 30, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	March 31, 2026	CORRA + 0.85%	157,595	157,595
GBP Borrowings (2)	March 31, 2026	SONIA + 0.85%	11,380	11,380
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,786,550
2025 Maturities
3.500% Notes	February 15, 2025	3.500%	750,000	748,544
4.375% Notes	May 15, 2025	4.375%	500,000	498,641
4.625% Notes	June 15, 2025	4.625%	800,000	793,843
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	489,020
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,243,106
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	755,693
3.750% Notes	February 15, 2027	3.750%	750,000	745,604
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	340,950
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,240,851
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	697,178
4.625% Notes	December 1, 2029	4.625%	1,000,000	991,332
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	990,213
4.125% Notes	August 15, 2030	4.125%	1,000,000	990,866
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,483,855
2034 Maturities
5.750% Notes	April 1, 2034	5.694% (3)	550,000	540,698
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,101
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,341
Total Debt		4.362% (4)	$17,118,975	$16,727,361

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 1.05%	$—	$—
CAD Borrowings (2)	March 31, 2026	CDOR + 1.05%	162,346	162,346
GBP Borrowings (2)	March 31, 2026	SONIA + 1.05%	11,458	11,458
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.56%	3,000,000	2,773,758
2024 Maturities
5.625% Notes	May 1, 2024	5.625%	1,050,000	1,051,280
2025 Maturities
3.500% Notes	February 15, 2025	3.500%	750,000	747,364
4.375% Notes	May 15, 2025	4.375%	500,000	497,864
4.625% Notes	June 15, 2025	4.625%	800,000	790,641
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	486,520
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,241,678
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	756,800
3.750% Notes	February 15, 2027	3.750%	750,000	744,762
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	339,689
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,239,594
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	691,692
4.625% Notes	December 1, 2029	4.625%	1,000,000	990,531
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	989,347
4.125% Notes	August 15, 2030	4.125%	1,000,000	990,111
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,482,836
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	735,854
Total Debt		4.351% (4)	$17,123,804	$16,724,125
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or CORRA or SONIA, as applicable), depending on our credit ratings and total leverage ratio with an additional 0.10% adjustment for SOFR term loans and 0.29547% for CORRA daily simple loans, as applicable. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, depending on our credit ratings and total leverage ratio. For the three and six months ended June 30, 2024, the commitment fee for the Revolving Credit Facility averaged 0.210% and 0.230%, respectively.
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
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of June 30, 2024, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.51%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum principal payments of our debt obligations as of June 30, 2024:

(In thousands)	Future Minimum Principal Payments
2024 (remaining)	$—
2025	2,050,000
2026	1,918,975
2027	1,500,000
2028	1,600,000
2029	1,750,000
Thereafter	8,300,000
Total minimum principal payments	$17,118,975
Senior Unsecured Notes
As set forth in the above table, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $2.5 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $5.0 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $3.1 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $64.2 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022 and (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), comprised of (a) $550.0 million aggregate principal amount of 5.750% Senior Notes due 2034, which mature on April 1, 2034, and (b) $500.0 million aggregate principal amount of 6.125% Senior Notes due 2054, which mature on April 1, 2054. We used the net proceeds of the March 2024 Notes to redeem our then-outstanding (i) $1,024.2 million in aggregate principal amount of the 5.625% Senior Notes due 2024, and (ii) $25.8 million in aggregate principal amount of the 5.625% MGP OP Notes due 2024. The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, and March 2024 Notes are collectively referred to as the “Senior Unsecured Notes”.
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
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes, the April 2022 Notes and the March 2024 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement (as defined below), and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.
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
The indenture governing the April 2022 Notes and March 2024 Notes contains certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and limit VICI LP’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
Unsecured Credit Facilities
On February 8, 2022, we entered into a credit agreement by and among VICI LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time (“Credit Agreement”), providing for a revolving credit facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 (“Revolving Credit Facility”).
The Revolving Credit Facility includes two six-month maturity extension options the exercise of which is subject to customary conditions and the payment of an extension fee of 0.0625% on the extended commitments. Additionally, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. On July 15, 2022, the Credit Agreement was amended pursuant to a First Amendment among VICI LP and the lenders party thereto, in order to permit borrowings under the Revolving Credit Facility in certain foreign currencies in an aggregate principal amount of up to the equivalent of $1.25 billion. On August 4, 2023, the Credit Agreement was amended pursuant to a Second Amendment among VICI LP and the lenders party thereto, in order to replace certain of the participating lenders.  On June 17, 2024, the Credit Agreement was amended pursuant to a Third Amendment among VICI LP and the lenders party thereto, in order to effectuate appropriate references to the Canadian Overnight Repo Rate Average (“CORRA”) as the applicable reference rate with respect to Canadian dollar borrowings under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, at a benchmark rate based on SOFR (or CORRA for Canadian dollars or SONIA for Sterling) (including a credit spread adjustment) plus a margin ranging from 0.775% to 1.325% or a base rate (or Canadian prime rate for Canadian dollars) plus a margin ranging from 0.00% to 0.325%, in each case, with the actual margin determined according to VICI LP’s debt ratings and total leverage ratio. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject in each case to a floor of 1.0%. The Canadian prime rate is the highest of (i) the PRIMCAN Index rate and (ii) the average rate for thirty-day Canadian Dollar bankers’ acceptance quoted by Reuters plus 1.0%, subject in each case to a floor of 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.15% to 0.375% (depending on VICI LP’s debt rating and total leverage ratio) of total revolving commitments.
Pursuant to the terms of the Credit Agreement, VICI LP is subject to, among other things, customary covenants and the maintenance of various financial covenants. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt.
In connection with our Canadian and United Kingdom foreign currency transactions, we’ve drawn C$215.0 million and £9.0 million, respectively, on the Revolving Credit Facility, the balances of which remain outstanding as of June 30, 2024.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain asset and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2024, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023. As of June 30, 2024, there were no derivative instruments outstanding. Subsequent to quarter-end, during July 2024, we entered into two forward-starting interest rate swap agreements for an aggregate notional amount of $100.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in 2025.

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
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Unrealized gain recorded in other comprehensive income	$—	$7,573	$12,482	$180
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,384)	(6,037)	(12,430)	(12,074)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we drew C$215.0 million and £9.0 million, respectively, on the Revolving Credit Facility, which draws were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and six

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
months ended June 30, 2024, we recognized $1.2 million and $4.8 million, respectively, in unrealized gains related to such net investment hedges, and for the three and six months ended June 30, 2023, we recognized $2.2 million and $4.6 million, respectively, in unrealized losses related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. As of June 30, 2024, there were no assets or liabilities measured at fair value on a recurring basis.

	December 31, 2023
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$1,563	$—	$1,563	$—
Financial liabilities:
Derivative instruments - forward-starting interest rate swaps (1)	$11,218	$—	$11,218	$—
___________________
(1) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments as of June 30, 2024 and December 31, 2023 for which fair value is only disclosed are as follows:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,337,881	$17,987,645	$18,211,102	$17,717,435
Investments in loans and securities (2)	1,461,198	1,382,335	1,144,177	1,060,249
Cash and cash equivalents	347,160	347,160	522,574	522,574
Financial liabilities:
Debt (3)
Revolving Credit Facility	168,975	168,975	173,804	173,804
MGM Grand/Mandalay Bay CMBS Debt	2,786,550	2,682,456	2,773,758	2,627,984
Senior Unsecured Notes	13,771,836	13,365,870	13,776,563	13,469,176
____________________
(1)Represents our asset acquisitions structured as sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310. Except as noted below, the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the master lease agreement for the Bowlero portfolio and the lease agreement for Chelsea Piers, given the proximity of the date of our investment to the date of the Financial Statements, we determined that the fair value materially approximates the purchase price of the acquisition of these financial assets.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2024, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Others assets (operating lease and sub-leases right-of-use assets)	$40,787	$38,345
Other liabilities (operating lease and sub-lease liabilities)	41,192	38,345
Others assets (sales-type sub-leases, net) (1)	845,866	847,330
Other liabilities (finance sub-lease liabilities)	865,886	866,052
___________________
(1) As of June 30, 2024 and December 31, 2023, sales-type sub-leases are net of $20.0 million and $18.7 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating leases
Rental expense (1)	$341	$508	$1,073	$1,006
Contractual rent	143	483	856	956
Operating sub-leases
Rental income and expense (2)	1,712	1,712	3,424	3,424
Contractual rent	1,686	1,637	3,365	3,268
Finance sub-leases
Rental income and expense (2)	16,009	14,430	32,015	28,859
Contractual rent	15,800	14,281	31,503	28,562
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at June 30, 2024 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2024 (remaining)	$496	$3,188	$33,587
2025	1,082	5,129	65,255
2026	2,772	3,934	65,255
2027	1,921	4,009	65,255
2028	2,813	3,034	65,318
2029	1,921	2,094	65,881
Thereafter	20,825	—	2,694,882
Total minimum lease commitments	$31,830	$21,388	$3,055,433
Discounting factor	10,693	1,334	2,189,547
Lease liability	$21,137	$20,054	$865,886

Discount rates (1)	5.3% – 7.0%	2.6% – 2.9%	5.6% – 8.3%

Weighted average remaining lease term	12.8 years	4.4 years	52.2 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of June 30, 2024, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
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
Forward Offerings
The following table summarizes our marketed public offering activity subject to forward sale agreements during the three and six months ended June 30, 2023. There was no marketed public forward offering activity during the three and six months ended June 30, 2024.

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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of June 30, 2024, we did not have any shares outstanding from our marketed public forward offerings subject to forward sale agreements. Refer to “At-the-Market Offering Program” below for information regarding the share activity and shares outstanding under our ATM Program (as defined below). Refer to “Forward Settlement Activity” below for information regarding the settlement of the forward offerings.
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
At-the-Market Offering Program
On May 6, 2024, we entered into an equity distribution agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $2.0 billion of our common stock and concurrently terminated our previous equity distribution agreement (collectively under both equity distribution agreements, the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that the Company may sell shares of its common stock under the ATM Program through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.
The following table summarizes our activity under the ATM Program during the six months ended June 30, 2024 and 2023, all of which were sold subject to forward sale agreements.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Net Forward Sales Price Per Share	Aggregate Net Value
June 2023 ATM Forward Sale Agreement	327,306	$32.36	$10,600	$31.71	$10,400
January 2024 ATM Forward Sale Agreement	9,662,116	$31.61	$305,466	$31.30	$302,411
We did not receive any proceeds from the sale of shares at the time we entered into each of the June 2023 and January 2024 ATM Forward Sale Agreements. We determined that the June 2023 ATM Forward Sale Agreement and January 2024 ATM Forward Sale Agreement meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the June 2023 ATM Forward Sale Agreement and January 2024 ATM Forward Sale Agreement at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
As of June 30, 2024, we had approximately 22.9 million forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares under the ATM Program was $29.79 and would result in us receiving approximately $681.0 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM Program, it would result in a cash inflow of $26.4 million, or, if we were to net share settle the shares under the January 2024 ATM Forward Sale Agreement, it would result in us receiving approximately 921,658 shares of common stock.

Subsequent to quarter-end, on July 1, 2024, we physically settled 4,000,000 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $115.2 million.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under our public offerings and the ATM Program during the three and six months ended June 30, 2023. There was no activity during the three and six months ended June 30, 2024. Subsequent to quarter-end, on July 1, 2024, we physically settled 4,000,000 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $115.2 million.

(In thousands, except share data)	Settlement Date	Settlement Type	Number of Shares Settled	Total Net Proceeds Upon Settlement
2023
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	$575,600
ATM Forward Shares	Various	Physical	21,617,592	696,643
January 2023 Offering	Various	Physical	30,302,500	960,500
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2024	2023
Beginning Balance January 1,	1,042,702,763	963,096,563
Issuance of common stock upon physical settlement of forward sale agreements	—	43,792,592
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	468,980	537,355
Ending Balance June 30,	1,043,171,743	1,007,426,510
Distributions
Dividends declared (on a per share basis) during the six months ended June 30, 2024 and 2023 were as follows:

Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150

Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 – March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 – June 30, 2023	$0.3900

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Determination of shares:
Weighted-average shares of common stock outstanding	1,042,651	1,006,894	1,042,530	1,004,190
Assumed conversion of restricted stock	309	696	361	884
Assumed settlement of forward sale agreements	—	379	247	805
Diluted weighted-average shares of common stock outstanding	1,042,960	1,007,968	1,043,138	1,005,879

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Basic:
Net income attributable to common stockholders	$741,302	$690,702	$1,331,318	$1,209,442
Weighted-average shares of common stock outstanding	1,042,651	1,006,894	1,042,530	1,004,190
Basic EPS	$0.71	$0.69	$1.28	$1.20

Diluted:
Net income attributable to common stockholders	$741,302	$690,702	$1,331,318	$1,209,442
Diluted weighted-average shares of common stock outstanding	1,042,960	1,007,968	1,043,138	1,005,879
Diluted EPS	$0.71	$0.69	$1.28	$1.20

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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Determination of units:
Weighted-average units outstanding	1,054,882	1,019,125	1,054,761	1,016,421
Assumed conversion of VICI restricted stock	309	696	361	884
Assumed settlement of VICI forward sale agreements	—	379	247	805
Diluted weighted-average units outstanding	1,055,191	1,020,200	1,055,369	1,018,111

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Basic:
Net income attributable to partners	$746,179	$695,482	$1,340,321	$1,217,558
Weighted-average units outstanding	1,054,882	1,019,125	1,054,761	1,016,421
Basic EPU	$0.71	$0.68	$1.27	$1.20

Diluted:
Net income attributable to partners	$746,179	$695,482	$1,340,321	$1,217,558
Weighted-average units outstanding	1,055,191	1,020,200	1,055,369	1,018,111
Diluted EPU	$0.71	$0.68	$1.27	$1.20

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2024, approximately 9.6 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense	$4,579	$4,031	$8,371	$7,498
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2024
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	472,635	$27.44	765,582	$28.28
Granted	284,850	24.05	530,495	27.36
Vested	(172,742)	29.74	(243,615)	34.27
Forfeited	(53,594)	29.89	(138,859)	32.67
Canceled	—	—	—	—
Outstanding at end of period	531,149	$24.63	913,603	$25.48

	Six Months Ended June 30, 2023
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	507,339	$27.47	769,589	$22.88
Granted	206,539	28.68	474,867	28.59
Vested	(208,049)	28.08	(363,267)	19.90
Forfeited	(32,451)	28.40	(115,607)	19.90
Canceled	—	—	—	—
Outstanding at end of period	473,378	$27.67	765,582	$28.28
As of June 30, 2024, there was $27.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and six months ended June 30, 2024 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K for the year ended December 31, 2023. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rates, supply chain disruptions, consumer confidence levels, changes in consumer spending, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy; the impact of increased interest rates on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our recently closed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that any future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions; the anticipated benefits of certain arrangements with certain tenants in connection with our funding of “same store” capital improvements in exchange for increased rent pursuant to the terms of our agreements with such tenants, which we refer to as the Partner Property Growth Fund; our decision and ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective lease agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the lease agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness, and ability to service, refinance and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of, our future results of operations, financial condition and cash flows; the possibility that we identify significant environmental, tax, legal or other issues, including additional costs or liabilities, that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our recently completed transactions; the impact of changes to the U.S. federal income tax laws; the possibility of adverse tax consequences as a result of our recently completed transactions, including tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our recently completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties and changes in economic conditions or heightened travel security and health measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; our reliance on distributions received from our subsidiaries, including VICI OP, to make distributions to our stockholders; the potential impact on the amount of our cash distributions if we were to sell any of our properties in the future; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
We also have a growing array of real estate and financing partnerships with leading operators in other experiential sectors, including Bowlero, Cabot, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, and Kalahari Resorts. This portfolio includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. As of June 30, 2024, our properties are 100% leased with a weighted average lease term, including extension options, of approximately 41.2 years. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2024.
Impact of Material Trends on Our Business
Recent macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of recent interest rate increases, inflation and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, which may impact behavior and spending, and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our lease agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2024
Acquisition and Leasing Activity
•Venetian Capital Investment. On May 1, 2024, we entered into agreements to fund up to $700.0 million of capital investment into our Venetian Resort for extensive reinvestment projects through our Partner Property Growth Fund strategy (the “Venetian Capital Investment”). The invested capital will earn a return through the addition of incremental rent to the Venetian Lease. The up to $700.0 million of funding through the Venetian Capital Investment is comprised of $400.0 million to be funded in 2024 and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment was or is being funded based on a fixed schedule: $100.0 million was funded in the second quarter of 2024, $150.0 million was funded in the third quarter of 2024 and $150.0 million will be funded in the fourth quarter of 2024. The previous Property Growth Fund Agreement entered into with the tenant in connection with the Venetian Resort acquisition providing for up to $1.0 billion of future development and construction project funding was concurrently terminated.
In connection with the Venetian Capital Investment, annual rent under the Venetian Lease will increase commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). In addition to any increase pursuant to the Incremental Venetian Rent, annual rent under the Venetian Lease will begin escalating annually at 2.0% on March 1, 2029 and, commencing on March 1, 2031, will begin escalating on the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%. Subsequent to quarter end, on July 1, 2024, the aggregate annual rent under the Venetian Lease increased by $7.3 million as a result of the first $100.0 million funding.

Real Estate Debt Origination Activity
The following table summarizes our real estate debt origination activity (each as defined in the column titled “Real Estate Debt Investment”) for the six months ended June 30, 2024:

(In millions)
Real Estate Debt Investment	Date	Investment Type	Maximum Principal Amount	Collateral
Great Wolf Mezzanine Loan (1)	May 9, 2024	Mezzanine Loan	$250.0	Portfolio of nine Great Wolf Lodge resorts across the United States
Chelsea Piers One Madison Loan	February 7, 2024	Senior Secured Loan	10.0	Certain equipment of the fitness club at the One Madison building in New York, New York, under development
Homefield Margaritaville Loan	January 23, 2024	Senior Secured Loan	105.0	Margaritaville Resort in Kansas City, Kansas, under development
Total			$365.0
____________________
(1) In connection with the Great Wolf Mezzanine Loan origination, the $79.5 million mezzanine loan for Great Wolf Lodge Maryland was repaid in full.
Financing and Capital Markets Activity
•At-The-Market Offering Program. During the six months ended June 30, 2024, we sold an aggregate of approximately 9.7 million shares under the ATM Program, all of which were subject to a forward sale agreement, for estimated aggregate total proceeds of $302.4 million based on the initial forward sale price of $31.30. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates. Subsequent to quarter-end, on July 1, 2024, we physically settled 4,000,000 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $115.2 million.
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
•Forward-Starting Interest Rate Swaps. On March 11, 2024, we settled the seven outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million resulting in net proceeds of $2.8 million. Since the forward-starting swaps were hedging the interest rate risk on the March 2024 Notes, the unrealized gain in Accumulated other comprehensive income is being amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense. Subsequent to quarter-end, during July 2024, we entered into two forward-starting interest rate swap agreements for an aggregate notional amount of $100.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in 2025.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Variance	2024	2023	Variance
Revenues
Income from sales-type leases	$512,289	$495,355	$16,934	$1,025,061	$973,749	$51,312
Income from lease financing receivables, loans and securities	413,735	373,132	40,603	823,036	744,201	78,835
Other income	19,323	18,525	798	38,635	36,864	1,771
Golf revenues	11,656	11,146	510	21,752	20,991	761
Total revenues	957,003	898,158	58,845	1,908,484	1,775,805	132,679

Operating expenses
General and administrative	15,768	14,920	848	31,960	29,925	2,035
Depreciation	992	887	105	2,125	1,701	424
Other expenses	19,323	18,525	798	38,635	36,864	1,771
Golf expenses	6,813	6,590	223	13,324	12,542	782
Change in allowance for credit losses	(43,000)	(41,355)	(1,645)	63,918	70,122	(6,204)
Transaction and acquisition expenses	259	777	(518)	564	(181)	745
Total operating expenses	155	344	(189)	150,526	150,973	(447)

Income from unconsolidated affiliate	—	—	—	—	1,280	(1,280)
Interest expense	(205,777)	(203,594)	(2,183)	(410,659)	(407,954)	(2,705)
Interest income	3,926	5,806	(1,880)	9,219	8,853	366
Other gains	990	3,454	(2,464)	834	5,417	(4,583)
Income before income taxes	755,987	703,480	52,507	1,357,352	1,232,428	124,924
Provision for income taxes	(3,234)	(1,899)	(1,335)	(4,796)	(2,986)	(1,810)
Net income	752,753	701,581	51,172	1,352,556	1,229,442	123,114
Less: Net income attributable to non-controlling interests	(11,451)	(10,879)	(572)	(21,238)	(20,000)	(1,238)
Net income attributable to common stockholders	$741,302	$690,702	$50,600	$1,331,318	$1,209,442	$121,876

Revenue
For the three and six months ended June 30, 2024 and 2023, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Variance	2024	2023	Variance
Leasing revenue	$893,766	$851,840	$41,926	$1,787,471	$1,685,073	$102,398
Income from loans and securities	32,258	16,647	15,611	60,627	32,877	27,750
Other income	19,323	18,525	798	38,635	36,864	1,771
Golf revenues	11,656	11,146	510	21,752	20,991	761
Total revenues	$957,003	$898,158	$58,845	$1,908,485	$1,775,805	$132,680
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Variance	2024	2023	Variance
Income from sales-type leases	$512,289	$495,355	$16,934	$1,025,062	$973,749	$51,313
Income from lease financing receivables (1)	381,477	356,485	24,992	762,409	711,324	51,085
Total leasing revenue	893,766	851,840	41,926	1,787,471	1,685,073	102,398
Non-cash adjustment (2)	(131,337)	(129,543)	(1,794)	(267,045)	(252,383)	(14,662)
Total contractual leasing revenue	$762,429	$722,297	$40,132	$1,520,426	$1,432,690	$87,736
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $41.9 million and $102.4 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. Total contractual leasing revenue increased $40.1 million and $87.7 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. The increases were primarily driven by the acquisition of the remaining 49.9% of the MGM Grand/Mandalay Bay portfolio in January 2023, the Rocky Gap Casino component of the master lease agreement with Century Casinos, Inc. (“Century Master Lease”) in July 2023, the Century Canadian portfolio component of the Century Master Lease in September 2023, the master lease agreement with Bowlero in October 2023 and the lease agreement with Chelsea Piers in December 2023, as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans and Securities
Income from loans and securities increased $15.6 million and $27.8 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. The increases were driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the full repayment of certain loan investments.
Other Income
Other income increased $0.8 million and $1.8 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. The increase was driven primarily by the additional income as a result of the assumption of certain sub-leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.
Operating Expenses
For the three and six months ended June 30, 2024 and 2023, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Variance	2024	2023	Variance
General and administrative	$15,768	$14,920	$848	$31,960	$29,925	$2,035
Depreciation	992	887	105	2,125	1,701	424
Other expenses	19,323	18,525	798	38,635	36,864	1,771
Golf expenses	6,813	6,590	223	13,324	12,542	782
Change in allowance for credit losses	(43,000)	(41,355)	(1,645)	63,918	70,122	(6,204)
Transaction and acquisition expenses	259	777	(518)	564	(181)	745
Total operating expenses	$155	$344	$(189)	$150,526	$150,973	$(447)
General and Administrative Expenses
General and administrative expenses increased $0.8 million and $2.0 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation and the addition of new employees.
Other Expenses
Other expenses increased $0.8 million and $1.8 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. The increase was driven primarily by the additional expense as a result of the assumption of certain sub-leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.
Change in Allowance for Credit Losses
Change in allowance for credit losses decreased $1.6 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by positive changes in the macroeconomic forecast during the current quarter and market performance of our tenants partially offset by certain adjustments made to the assumptions used to project future cash flows for one of our investments.
Change in allowance for credit losses decreased $6.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by lower initial CECL allowances recorded on our acquisition and loan origination activity. We recorded initial CECL allowances of $2.9 million on our $365.0 million of loan origination activity during the six months ended June 30, 2024 compared to initial CECL allowances of $229.6 million on our $5.7 billion of property acquisition activity and $4.5 million on our $85.0 million of loan origination activity during the six months ended June 30, 2023. The decrease was partially offset by the market performance of our tenants, negative changes in the macroeconomic forecast during the period and adjustments made to the assumptions used to project future cash flows for one of our investments.
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

Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $0.5 million and increased $0.7 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the three and six months ended June 30, 2024 and 2023, our non-operating income and expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Variance	2024	2023	Variance
Income from unconsolidated affiliate	$—	$—	$—	$—	$1,280	$(1,280)
Interest expense	(205,777)	(203,594)	(2,183)	(410,659)	(407,954)	(2,705)
Interest income	3,926	5,806	(1,880)	9,219	8,853	366
Other gains	990	3,454	(2,464)	834	5,417	(4,583)
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the six months ended June 30, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV, and subsequently, such income is included in Income from sales-type lease on our Statement of Operations and, accordingly, no Income from unconsolidated affiliate was recognized for the three and six months ended June 30, 2024.
Interest Expense
Interest expense increased $2.2 million and $2.7 million during the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, respectively. The increase during the three and six months ended June 30, 2024 were primarily related to the increase in debt from the (i) C$140.0 million, C$75.0 million and £9.0 million draws on the Revolving Credit Facility to finance the acquisition of the portfolio of assets leased to PURE Canadian Gaming, Corp. in January 2023, acquisition of the Century Canadian portfolio in September 2023 and the Cabot Highlands loan in December 2023, respectively, and (ii) assumption of $3.0 billion aggregate principal amount of CMBS debt on January 9, 2023, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $3.2 billion in notional amount of debt.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.34% from 4.32% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and increased to 4.34% from 4.33% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of a higher effective interest rate on (i) the draws on the Revolving Credit Facility and (ii) the March 2024 Notes as compared to the debt that was refinanced by such notes, offset by the low interest rate on the MGM Grand/Mandalay Bay CMBS Debt.
Interest Income
Interest income, representing interest earned on our excess cash, decreased $1.9 million and increased $0.4 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2024, the decrease was primarily driven by an overall decrease in our cash on hand throughout the current period as compared to the prior period. For the six months ended June 30, 2024, the increase was primarily driven by an increase in the interest rates and income earned on our excess cash.
Other Gains
Other gains decreased $2.5 million and $4.6 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, respectively. The changes primarily relate to foreign currency remeasurement adjustments associated with our investments in Canada and the United Kingdom. In connection with such transactions, we entered into intercompany debt and drew C$215.0 million and £9.0 million on the Revolving Credit Facility, which are denominated in a foreign currency and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (losses), deferred income tax benefits and expenses, other non-recurring non-cash transactions, our proportionate share of non-cash adjustments from our investment in unconsolidated affiliate (including the amortization of any basis differences) with respect to certain of the foregoing and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2024	2023	2024	2023
Net income attributable to common stockholders	$741,302	$690,702	$1,331,318	$1,209,442
Real estate depreciation	—	—	—	—
Joint venture depreciation and non-controlling interest adjustments	—	—	—	1,426
FFO attributable to common stockholders	741,302	690,702	1,331,318	1,210,868
Non-cash leasing and financing adjustments	(131,283)	(129,510)	(266,949)	(252,344)
Non-cash change in allowance for credit losses	(43,000)	(41,355)	63,918	70,122
Non-cash stock-based compensation	4,579	4,031	8,372	7,498
Transaction and acquisition expenses	259	777	564	(181)
Amortization of debt issuance costs and original issue discount	17,644	16,680	34,153	36,362
Other depreciation	835	826	1,681	1,609
Capital expenditures	(633)	(330)	(1,065)	(1,318)
Other gains (1)	(990)	(3,454)	(834)	(5,417)
Deferred income tax provision	1,853	—	2,288	—
Joint venture non-cash adjustments and non-controlling interest adjustments	1,859	2,040	2,150	1,813
AFFO attributable to common stockholders	592,425	540,407	1,175,596	1,069,012
Interest expense, net	184,207	181,108	367,287	362,739
Income tax expense	1,381	1,899	2,508	2,986
Joint venture interest expense and non-controlling interest adjustments	(2,140)	—	(4,268)	(1,021)
Adjusted EBITDA attributable to common stockholders	$775,873	$723,414	$1,541,123	$1,433,716

Net income per common share
Basic	$0.71	$0.69	$1.28	$1.20
Diluted	$0.71	$0.69	$1.28	$1.20
FFO per common share
Basic	$0.71	$0.69	$1.28	$1.21
Diluted	$0.71	$0.69	$1.28	$1.20
AFFO per common share
Basic	$0.57	$0.54	$1.13	$1.06
Diluted	$0.57	$0.54	$1.13	$1.06
Weighted average number of shares of common stock outstanding
Basic	1,042,650,713	1,006,893,810	1,042,530,017	1,004,189,744
Diluted	1,042,959,627	1,007,968,422	1,043,137,980	1,005,879,395
____________________
(1)Represents non-cash foreign currency remeasurement adjustment and gain on sale of land.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2024, our available cash and cash-equivalents balance, short-term investments, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	June 30, 2024
Cash and cash equivalents	$347,160
Capacity under Revolving Credit Facility (1)	2,331,025
Net proceeds available from settlement of Forward Sale Agreements (2)	681,017
Total	$3,359,202
____________________
(1)In addition, the Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 22,856,855 shares remaining to be settled as of June 30, 2024 under our ATM forward sale agreements at a forward sales price of $29.79, calculated as of June 30, 2024. Subsequent to quarter-end, on July 1, 2024, we physically settled 4,000,000 shares under the ATM Program in exchange for total net settlement proceeds of approximately $115.2 million.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations, debt maturities and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our lease agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, net proceeds available under our outstanding forward sale agreements, and proceeds from future issuances of debt and equity securities (including issuances under the ATM Program) for the next 12 months and in future periods.
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
Material Cash Requirements
Contractual Obligations
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, distributions to the VICI OP Unit holders and Bowlero OP Unit holders, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For more information on our material contractual commitments, refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2024, we have $17.1 billion of debt obligations outstanding of which $750.0 million matures on February 15, 2025, $500.0 million matures on May 15, 2025 and $800.0 million matures on

June 15, 2025. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of June 30, 2024. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2024 (remaining)	2025	2026	2027	2028 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$2,050,000	$1,750,000	$1,500,000	$8,650,000
MGM Grand/Mandalay Bay JV CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	168,975	—	—	168,975	—	—
Scheduled interest payments (1)	5,653,605	391,437	735,235	682,902	566,348	3,277,684
Total debt contractual obligations	22,772,580	391,437	2,785,235	2,601,877	2,066,348	14,927,684

Leases and contracts (2)
Future funding commitments – loan investments and Partner Property Growth Fund (3)	1,031,482	654,180	259,188	117,022	1,092	—
Golf course operating lease and contractual commitments	41,066	1,057	2,153	2,197	2,241	33,418
Corporate office leases	15,429	—	73	1,742	871	12,743
Total leases and contract obligations	1,087,977	655,237	261,414	120,961	4,204	46,161

Total contractual commitments	$23,860,558	$1,046,674	$3,046,649	$2,722,838	$2,070,552	$14,973,845
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the CORRA and SONIA rates as of June 30, 2024.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date. Amounts include the remaining $300.0 million future funding commitment required in connection with the Venetian Capital Investment.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our put-call agreements and Partner Property Growth Fund. As of June 30, 2024, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw our future funds. The utilization of funding commitments under the Partner Property Growth Fund, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects. For further information, refer to Note 3 – Real Estate Transactions.

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,158,349	$1,052,411	$105,938
Used in investing activities	(421,034)	(1,210,762)	789,728
(Used in) provided by financing activities	(912,936)	688,019	(1,600,955)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	192	15
Net (decrease) increase in cash, cash equivalents and restricted cash	(175,414)	529,860	(705,274)
Cash, cash equivalents and restricted cash, beginning of period	522,574	208,933	313,641
Cash, cash equivalents and restricted cash, end of period	$347,160	$738,793	$(391,633)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $105.9 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increase was primarily driven by the acquisition of the remaining 49.9% of the MGM Grand/Mandalay Bay portfolio in January 2023, and an increase in rental payments from the addition of the Rocky Gap Casino component of the Century Master Lease in July 2023, the Century Canadian portfolio component of the Century Master Lease in September 2023, the master lease agreement with Bowlero in October 2023 and the lease agreement with Chelsea Piers in December 2023, as well as additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $789.7 million for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.
During the six months ended June 30, 2024, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $387.3 million;
•Payments to fund the Venetian Capital Investment and Property Growth Fund investment at Caruthersville in the amount of $109.9 million;
•Proceeds from the repayment of the Great Wolf Lodge Maryland mezzanine loan in the amount of $79.5 million;
•Investments and maturities of short-term investments of $29.6 million; and
•Payments for property and equipment costs of $5.1 million.
During the six months ended June 30, 2023, the primary sources and uses of cash from investing activities included:
•Net payments of $1,266.9 million, including acquisition costs, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition;
•Proceeds from the principal repayment of the Forum Convention Center Mortgage Loan of $400.0 million;
•Disbursements to fund investments in our loan and securities portfolio in the amount of $347.5 million;
•Maturities of short-term investments of $217.3 million;
•Payments to fund the acquisition of the portfolio of assets leased to PURE Canadian Gaming, Corp. for a total cost of $203.3 million, including acquisition costs;
•Payments to fund the Property Growth Fund investment at Caruthersville in the amount of $15.0 million;
•Proceeds from the sale of land of $6.3 million; and
•Payments for property and equipment costs of $1.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased $1,601.0 million for the six months ended June 30, 2024, compared with the six months ended June 30, 2023.
During the six months ended June 30, 2024, the primary sources and uses of cash in financing activities included:
•Net proceeds from the issuance of the March 2024 Notes in the amount of $1,028.5 million;
•Redemption of the outstanding (i) $1,024.2 million in aggregate principal amount of the 5.625% Senior Notes due 2024 and (ii) $25.8 million in aggregate principal amount of the 5.625% MGP OP Notes due 2024;
•Dividend payments of $867.6 million;
•Distributions of $15.5 million to non-controlling interests;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.3 million; and
•Payments of debt issuance costs of $3.0 million.
During the six months ended June 30, 2023, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of June 30, 2024, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2024, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2024 and 2023 were as follows:

Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 - June 30, 2024	$0.4150

Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 - March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 - June 30, 2023	$0.3900

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2024.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of June 30, 2024, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.0% has fixed rate interest and 1.0% has a variable interest rate, representing the US$169.0 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of June 30, 2024, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.7 million using the applicable exchange rate as of June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, VICI completed the implementation of a new general ledger and reporting system. This implementation resulted in changes to our internal control over financial reporting, including enhancements to data integrity and security controls. Management conducted testing and validation of the new system's functionality and implemented additional controls to mitigate potential risks associated with the new system.
There have been no other changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, VICI LP completed the implementation of a new general ledger and reporting system. This implementation resulted in changes to our internal control over financial reporting, including enhancements to data integrity and security controls. Management conducted testing and validation of the new system's functionality and implemented additional controls to mitigate potential risks associated with the new system.
There have been no other changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the six months ended June 30, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended June 30, 2024, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2024 through April 30, 2024	—	$—	—	—
May 1, 2024 through May 31, 2024	—	—	—	—
June 1, 2024 through June 30, 2024 (1)	11,698	28.71	—	—
Total	11,698	$28.71	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended June 30, 2024, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1
Third Amendment to Credit Agreement dated as of June 17, 2024, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.
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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 31, 2024
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 31, 2024
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 31, 2024
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 31, 2024
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 31, 2024
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 31, 2024
Gabriel F. Wasserman	(Principal Accounting Officer)