Form 10-K
period 2024-12-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2025-02-20
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
As of June 28, 2024 (the last business day of VICI Properties Inc.’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of VICI Properties Inc. was approximately $29.8 billion, based on the closing price of the common stock as reported on the NYSE on that date. VICI Properties L.P. had no publicly traded voting equity as of June 30, 2024.
As of February 19, 2025, VICI Properties Inc. had 1,056,339,141 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the VICI Properties Inc.’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of December 31, 2024, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of December 31, 2024.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of December 31, 2024, the primary areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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
•We are dependent on the gaming industry and may be susceptible to risks associated with it, including heightened competition, regulatory developments, changes in consumer behavior and discretionary spending, and the overall macroeconomic environment and outlook.
•Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
•Our pursuit of acquisitions of, and investments in, experiential assets and other strategic opportunities are in a highly competitive industry and may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with such acquisitions or investments.
•We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption, which may delay or prohibit a change in control.
•Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of transactions, which could result in periods in which we are unable to receive rent related to, or otherwise realize the benefits of, such transactions.
•We are subject to additional risks due to our international investments and acquisitions, including properties that we own, or may acquire in the future, outside the United States.
•Our long-term, triple-net leases include rent escalations over specified periods that will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements and such lease agreements may not result in fair market lease rates over time.
•Our ability to sell, dispose of and use our properties may be limited by the contractual terms of our lease agreements, tax protection agreements or other agreements with our tenants, or otherwise impacted by matters relating to our real estate ownership.
•We are exposed to risks related to certain of our properties that are subject to ground and use lease arrangements.
•We may elect not to, or not be able to, purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal, right of first offer and similar agreements, including if we are unable to obtain financing on attractive terms, or at all.
•The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the lease agreements, the related guarantees or loan agreements and certain lease agreements being re-characterized as disguised financing transactions.
•Our business is subject to risks associated with the potential sale or divestiture of properties or assets in the event we elect to pursue such sale or divestiture after an evaluation of our portfolio of businesses, including loss of revenue and lower-than-expected proceeds.
•Our properties and the properties securing our loans are subject to risks from natural disasters and other adverse or extreme weather conditions, including the physical effects of climate change.

•Our business is subject to risks associated with environmental compliance, including as a result of climate change laws and regulations and the transition to a lower carbon economy, and potential costs and liabilities associated with such compliance may materially impair the value of certain real estate properties owned by us.
•We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
•Terrorist attacks or other acts of violence may affect our business and properties or our tenants’ businesses and operations at such properties.
•We face risks associated with cybersecurity incidents and other significant disruptions of our information technology (IT) networks and related systems or those IT networks and systems of third parties.
•Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
•The market price and trading volume of shares of our common stock may be volatile.
Risks Related to our Indebtedness and Financing
•We have a substantial amount of indebtedness and expect to incur additional indebtedness in the future. Our indebtedness exposes us to the risk of default under our debt obligations, increases the risks associated with a downturn in our business or in the businesses of our tenants, and requires us to use a significant portion of our cash to service our debt obligations.
•Heightened interest rates have, and may continue to, increase our overall interest expense.
•Disruption in the equity and debt capital markets may adversely affect our ability to access external funding for our growth and ongoing debt service requirements, and adverse changes in our credit ratings may affect our borrowing terms and capacity.
•A breach or default of covenants in our debt agreements could materially and adversely affect our business, financial condition, liquidity, results of operations, and prospects.
•We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
Risks Related to our Status as a REIT
•We may incur adverse tax consequences if we have failed or fail, to qualify as a REIT for U.S. federal income tax purposes.
•Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities and limit our expansion opportunities, or otherwise adversely affect our ability to execute our business plan.
•If VICI OP fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse tax consequences.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Risks Related to Our Organizational Structure
•VICI is a holding company with no direct operations and relies on distributions received from VICI OP to make distributions to its stockholders.
•Certain provisions in our charter and bylaws, as well as certain provisions of Maryland law, may delay, defer or prevent an acquisition of our common stock or a change in control.

ITEM 1.	Business
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple net leases. As of December 31, 2024, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”), three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of December 31, 2024, our properties are 100% leased with a weighted average lease term, including extension options, of approximately 40.7 years.

We also have a growing array of real estate and financing partnerships with leading operators in other experiential sectors, including Cabot, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, Kalahari Resorts, and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”), which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
Our Investment Highlights
•Demonstrated track record of growth with significant scale. We have made approximately $37.0 billion of domestic and international investments across gaming and other experiential assets since our formation in October 2017. Following our growth and resulting scale, we were added to the S&P 500 Index in June 2022.
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
•Contractual escalation with inflation protection. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or the U.S consumer price index (“CPI”) in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Among our leases, 15 of 18 are subject to a CPI-linked escalation over the life of the lease (subject to applicable caps). As of December, 31, 2024, 40% of our annualized rental revenue was subject to CPI-linked escalation.
•Mission critical complex real estate. Our portfolio benefits from a strong mix of demand generators, including casinos, hotels, restaurants, entertainment facilities, bars and nightclubs and convention space. Our Las Vegas properties, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, which are located on the Las Vegas Strip, are among the most iconic entertainment facilities in Las Vegas, featuring gaming entertainment, large-scale hotels, extensive food and beverage options, state-of-the-art convention facilities, retail outlets and entertainment venues. The size, use and location of our real estate drives our tenants’ continued investment into our leased properties, which “same-store” capital improvements we seek to fund in exchange for increased rent through our Partner Property Growth Fund strategy. Additionally, the gaming regulatory environment in which we operate creates a high barrier to entry and limits our tenants’ ability to move locations.
•Strategic financing relationships with leading experiential operators. In addition to our relationships with leading gaming operators, we have entered into strategic financing relationships with other experiential operators in sectors such as world-class destination golf resorts and communities, integrative wellness centers, premier sports and entertainment complexes and family-oriented indoor waterpark resorts, which we refer to as our VICI Experiential Credit Solutions strategy. We believe the relationships established through this strategy may lead to additional mutually beneficial growth opportunities with these industry-leading experiential operators in the future, including the potential to convert certain of our investments into ownership of the underlying real estate.
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

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
Gaming Portfolio
Caesars Joliet Lease			Caesars	July 31, 2035
	Harrah’s Joliet (4)	Joliet, IL
Caesars Las Vegas Master Lease			Caesars	July 31, 2035
	Caesars Palace Las Vegas	Las Vegas, NV
	Harrah’s Las Vegas	Las Vegas, NV
Caesars Regional Master Lease			Caesars	July 31, 2035
	Caesars Atlantic City	Atlantic City, NJ
	Harrah’s Atlantic City	Atlantic City, NJ
	Harrah’s Council Bluffs	Council Bluffs, IA
	Harrah’s Gulf Coast (5)	Biloxi, MS
	Harrah’s Lake Tahoe	Stateline, NV
	Harrah’s Laughlin	Laughlin, NV
	Harrah’s Metropolis (5)	Metropolis, IL
	Harrah’s New Orleans (5)	New Orleans, LA
	Harrah’s North Kansas City (5)	North Kansas City, MO
	Harrah’s Philadelphia	Chester, PA
	Harvey’s Lake Tahoe (5)	Stateline, NV
	Horseshoe Bossier City (5)	Bossier City, LA
	Horseshoe Council Bluffs	Council Bluffs, IA
	Horseshoe Hammond (5)	Hammond, IN
	Horseshoe Tunica	Robinsonville, MS
Century Master Lease			Century Casinos, Inc.	September 30, 2038
	Century Casino & Hotel Edmonton (6)	Edmonton, AB
	Century Casino Cape Girardeau	Cape Girardeau, MO
	Century Casino Caruthersville	Caruthersville, MO
	Century Casino St. Albert (6)	Edmonton, AB
	Century Downs Racetrack and Casino (6)	Calgary, AB
	Century Mile Racetrack (5) (6)	Edmonton, AB

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
	Mountaineer Casino Resort & Racetrack	New Cumberland, WV
	Rocky Gap Casino Resort (5)	Flintstone, MD
	CNE Gold Strike Lease		Cherokee Nation Businesses, L.L.C. (“CNB”) (7)	April 30, 2048
	Gold Strike Tunica	Robinsonville, MS
	EBCI Southern Indiana Lease		Eastern Band of Cherokee Indians (“EBCI”)	August 31, 2036
	Caesars Southern Indiana	Elizabeth, IN
	Foundation Master Lease		Foundation Gaming & Entertainment, LLC	December 31, 2037
	Fitz	Robinsonville, MS
	WaterView	Vicksburg, MS
	Hard Rock Cincinnati Lease		Seminole Hard Rock International (“Hard Rock”)	December 31, 2047
	Hard Rock Cincinnati	Cincinnati, OH
	Hard Rock Mirage Lease		Hard Rock	December 31, 2047
	The Mirage	Las Vegas, NV
	JACK Master Lease		JACK Ohio LLC	January 31, 2040
	JACK Cleveland	Cleveland, OH
	JACK Thistledown Racino	North Randall, OH
	MGM Master Lease		MGM	April 30, 2047
	Beau Rivage (5)	Biloxi, MS
	Borgata (5)	Atlantic City, NJ
	Empire City	Yonkers, NY
	Excalibur	Las Vegas, NV
	Luxor	Las Vegas, NV
	MGM Grand Detroit	Detroit, MI
	MGM National Harbor (5)	Prince George’s County, MD
	MGM Northfield Park	Northfield, OH
	MGM Springfield	Springfield, MA
	New York - New York/The Park	Las Vegas, NV
	Park MGM	Las Vegas, NV
	MGM Grand/Mandalay Bay Lease		MGM	February 28, 2050
	Mandalay Bay	Las Vegas, NV
	MGM Grand	Las Vegas, NV
	PENN Greektown Lease		PENN Entertainment, Inc.	May 23, 2034
	Hollywood Casino at Greektown	Detroit, MI
	PENN Margaritaville Lease		PENN Entertainment, Inc.	January 31, 2034
	Margaritaville Resort Casino (5)	Bossier City, LA
	PURE Master Lease		Indigenous Gaming Partners Inc. (“IGP”) (8)	January 31, 2048
	PURE Casino Calgary (9)	Calgary, AB
	PURE Casino Edmonton (9)	Edmonton, AB
	PURE Casino Lethbridge (9)	Lethbridge, AB
	PURE Casino Yellowhead (9)	Edmonton, AB
	Venetian Lease		Funds managed by Apollo Global Management, Inc.	February 29, 2052
	Venetian Resort	Las Vegas, NV
	Total Gaming Portfolio	54

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
Other Experiential Portfolio
Lucky Strike Master Lease			Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) (10)	October 18, 2048
	Bowling Entertainment Centers	Various U.S. Cities (38)
Chelsea Piers Lease			Chelsea Piers	December 31, 2055 (11)
	Chelsea Piers (5)	New York, NY
	Total Other Experiential Portfolio	39

	Total	93
____________________
(1) Reflects the lease agreement currently in effect between us and the applicable tenant.
(2) The tenants under our lease agreements are subsidiaries and/or affiliates of the guarantors set forth in this table.
(3) Represents the expiration date assuming no tenant renewal option is exercised.
(4) Owned by Harrah’s Joliet Landco LLC, a joint venture of which a wholly owned subsidiary of VICI LP is the 80% owner and the managing member.
(5) The core property, or a portion thereof, is leased by us pursuant to a ground lease. Rent due under any such ground lease is paid directly by our tenant to the primary landlord pursuant to their respective lease agreement.
(6) Collectively, the “Century Canadian Portfolio”.
(7) CNB is the parent entity of CNE Holdings, LLC also known as Cherokee Nation Entertainment.
(8) IGP is a gaming partnership established by five institutional Nova Scotia-based First Nations (Glooscap First Nation, Millbrook First Nation, Annapolis Valley First Nation, We’koqma’q L’nue’kati, and Paqtnkek Mi’kmaw Nation) to acquire gaming assets in North America.
(9) Collectively, the “PURE Canadian Portfolio”.
(10) Effective December 12, 2024, Bowlero Corporation was rebranded as Lucky Strike Entertainment Corporation.
(11) Subject to a mandatory 10-year tenant extension to the extent all conditions under the applicable ground lease are met.
Our Real Estate Debt Investments
The following is a summary of our investments in real estate debt as of December 31, 2024:

($ In thousands)
Investment Type	Principal Balance	Future Funding Commitments (1)	Weighted Average Interest Rate (2)	Weighted Average Term (3)
Senior Secured Notes	$85,000	$—	11.0%	6.3 years
Senior Secured Loans	684,686	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	239,748	9.2%	4.1 years
Total	$1,678,147	$548,524	8.8%	4.4 years
____________________
(1) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(2) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2024.
(3) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
Our Embedded Growth Pipeline
We have entered into several put-call, call right, right of first refusal and right of first offer agreements, as well as other strategic arrangements, which we believe provide the opportunity for embedded growth as we pursue our future strategic objectives. Each of the transactions contemplated by the following agreements remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
Put-Call Agreements
•Caesars Forum Put-Call. We have a put-call agreement with Caesars with respect to the Caesars Forum Convention Center, which provides for (i) a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center, exercisable by us from September 18, 2025 until December 31, 2028, and (ii) a put right in favor of Caesars, which was exercisable by Caesars between January 1, 2024 and December 31, 2024. The put right was not exercised by Caesars and terminated as of December 31, 2024.

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
•Homefield Kansas City Call Right. We entered into a call right agreement with affiliates of Homefield Kansas City (“Homefield”) that provides us with a call option on (i) the Margaritaville Resort in Kansas City, Kansas, (ii) the new Homefield youth sports training facility in Kansas City, Kansas, (iii) the new Homefield baseball center in Kansas City, Kansas, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. If the call right is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple net master lease with us.
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
•Horseshoe Baltimore ROFR. We have a ROFR agreement with Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility.
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
•Lucky Strike ROFO. The Lucky Strike Master Lease contains a ROFO with respect to the real estate assets of any current or future Lucky Strike properties in the event that Lucky Strike elects to enter into a sale-leaseback transaction for such properties during the first eight years of the initial term of the Lucky Strike Master Lease.
•Homefield ROFR. We have a ROFR agreement to acquire the real estate of any future Homefield property in a sale leaseback transaction, should Homefield elect to sell such assets.

•Indigenous Gaming Partners ROFO. We have a five-year ROFO on future sale-leaseback transactions with IGP. Any additional properties acquired pursuant to the ROFO will be added to the PURE Master Lease.
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
Prior to December 31, 2024, we had certain rights pursuant to a put-call right agreement with Caesars (the “Caesars Indianapolis Put-Call Agreement”) with respect to two gaming facilities in Indiana, Harrah’s Hoosier Park and Horseshoe Indianapolis, whereby either party was able to trigger its respective put or call on the associated land and real estate assets, as applicable, through December 31, 2024. The Caesars Indianapolis Put-Call Agreement was not exercised by either party and terminated on December 31, 2024.
Our Partner Property Growth Fund Strategy
As part of our ongoing dialogue with our tenants, we continually seek opportunities to further our long-term partnerships and pursue our respective strategic objectives. We have entered into certain arrangements, which we collectively refer to as the “Partner Property Growth Fund”, with certain tenants relating to our funding of “same-store” capital improvements, including redevelopment, new construction projects and other property improvements, in exchange for increased rent pursuant to the terms of our existing lease agreements with such tenants (and subject to the specific terms and conditions included in any such agreement). Each of our lease agreements includes provisions that provide a mechanism for us to pursue such opportunities. We continue to evaluate Partner Property Growth Fund opportunities with certain of our tenants from time to time and expect to pursue further investment as one component of our strategic growth plans, consistent with our aim to work collaboratively with such tenants to invest in growth opportunities and capital improvements that achieve mutually beneficial outcomes.
Most recently, on May 1, 2024, we entered into agreements to fund up to $700.0 million of capital investment into the Venetian Resort for several reinvestment projects (the “Venetian Capital Investment”), which funding is earning a return through the addition of incremental rent to the Venetian Lease. The up to $700.0 million of funding through our Partner Property Growth Fund strategy is comprised of $400.0 million that has already been funded and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026.
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
Our Golf Courses
We own four championship golf courses located near certain of our properties, Rio Secco in Henderson, Nevada, Cascata in Boulder City, Nevada, Chariot Run in Laconia, Indiana and Grand Bear in Saucier, Mississippi (the “Golf Courses”). In addition, Rio Secco and Cascata are in close proximity to the Las Vegas Strip. These golf courses are operated by a third-party golf resort operator, Cabot-Managed Properties, an affiliate of Cabot, pursuant to a golf course management agreement. We have a golf course use agreement (the “Golf Course Use Agreement”) with Caesars which provides them with preferred access and tee times for their guests at our golf courses. As of December 31, 2024, contractual minimum fees under the Golf Course Use Agreement and certain other golf course related agreements with Caesars were $17.2 million per year.
Our Relationship with Caesars and MGM
Caesars and MGM, our two largest tenants representing 39% and 35%, respectively, of our annualized rent as of December 31, 2024, are leading owners and operators of gaming, entertainment and leisure properties. Caesars and MGM maintain a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers.
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

•Caesars Guaranty. Caesars has executed guaranties with respect to the Caesars Las Vegas Master Lease, the Caesars Regional Master Lease and the Caesars Joliet Lease, guaranteeing the prompt and complete payment and performance in full of: (i) all monetary obligations of the tenants under the Caesars Leases, including all rent and other sums payable by the tenants under the Caesars Leases and any obligation to pay monetary damages in connection with any breach and to pay any indemnification obligations of the tenants under the Caesars Leases, (ii) the performance when due of all other covenants, agreements and requirements to be performed and satisfied by the tenants under the Caesars Leases, and (iii) all monetary obligations under the Golf Course Use Agreement.
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
Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity firms, hedge funds, sovereign funds, lenders and other private investors. In addition, revenues from our properties pursuant to the lease agreements are dependent on the ability of our tenants and operators to compete with other gaming operators in their respective markets. The operators of our properties compete on a local, regional, national and international basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including traditional brick and mortar casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming, sports betting and other forms of gaming in the United States.
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

Human Capital Management
As of December 31, 2024, we employed 27 employees, all of which are full-time. All of our employees are employed at VICI LP in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York.
•Corporate Culture and Engagement. We are committed to creating and sustaining a positive work environment and corporate culture that fosters trust, cooperation and inclusion, including through the instillation of our core values, which we refer to as the VICI Values, competitive compensation and benefit programs, training and professional development opportunities, corporate giving and community service events and employee involvement in company initiatives. To assist in fulfilling that commitment, we measure our organizational culture, degree of inclusion and employee engagement through, among other things, an annual, independent third-party employee satisfaction survey and periodic pulse surveys, all of which provide management with insights regarding key issues and priorities to maintain and improve the health, well-being and satisfaction of our employees.
•Board Oversight. Our management reports to the Compensation Committee of the Board of Directors on a regular basis, as well as the full Board of Directors, as necessary, to periodically review our human capital management programs, including those relating to employee engagement, employee compensation and benefits, and related matters, such as training and recruiting, retention and hiring practices.
•Demographics. As of December 31, 2024, 43% of our directors (and 50% of our independent directors), 44% of our employees and 25% of our executive officers were female. Additionally, 50% of the leadership of our Board of Directors were female as of December 31, 2024. Further, 14% of our directors and 26% of our employees identified as members of an ethnic and/or racial minority group.
•Compensation and Benefits. We offer a comprehensive employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements and other parenthood pursuit benefits, wellness, technology and travel stipends, and access to an employee assistance program, including mental health and wellness support services. We also seek to provide differentiated benefits to our employees, such as our Portfolio Experience Benefit, which enables employees to experience our properties with an annual stipend, and our charitable matching program administered through the Groundswell Charitable Giving platform. We continually evaluate existing benefits and explore new or expanded benefits to be responsive to employee feedback and seek to improve employee utilization of available benefits and meaningfully enhance employee benefits over time.
•Education, Training and Development. We invest in employee education, training and development by conducting regular training programs, including our “VICI U” program (formerly VICI 101) and our “Lunch and Learn” seminar series, to educate and advance our employees’ understanding of concepts relevant to our business, led by internal and external subject-matter experts, as well as periodic training opportunities with respect to issues such as compliance, communication and feedback, public speaking and engagement, and anti-harassment and other matters outlined in our Code of Business Conduct. We encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible professional development reimbursement policy, and continually focus on enhancing our professional development and performance management processes to provide further development opportunities to our employees. We have also enhanced our performance management processes through our semi-annual performance and career development reviews provided to all of our employees.
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
Environmental Matters
Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, the utilization of above or underground storage tanks, or properties that include asbestos-containing building materials. Pursuant to federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases, including for damage that occurred prior to our ownership of a property or at a site where the current or previous operator of the property sent wastes for disposal.
Our properties may also be (or in the future become) subject to additional building and zoning laws, ordinances and codes relating to building performance standards, such as those intended to reduce energy and/or greenhouse gas emissions, which we may be subject to as the owner of real estate. Although we do not operate or manage our properties subject to triple-net leases and our tenants are generally contractually responsible for such operating and management costs, we may be held primarily or jointly and severally liable for costs relating to maintaining compliance with such laws, ordinances and codes.
In connection with our real estate ownership, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property or compliance with applicable laws, ordinances and codes. The failure to properly maintain compliance with such laws or remediate a property in the event of such release may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral. The lease agreements generally obligate our tenants to comply with applicable environmental laws, regulations and ordinances and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions, which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
New laws and regulations relating to sustainability and climate change may include specific disclosure requirements or other obligations that may require additional investments and implementation of new practices and reporting processes. Our tenants’ control of our leased properties (which is inherent to the triple-net lease structure) presents challenges with respect to our ability to collect property-level environmental data and metrics and implement sustainability initiatives (including energy and emissions reduction), which may in turn impact our ability to comply with certain regulatory requirements to which we are or may become subject.

Sustainability
We continue to focus on developing our efforts related to implementing and reporting on environmental sustainability efforts at our properties, including our corporate headquarters, our Golf Courses (operated by Cabot-Managed Properties) and our triple-net leased portfolio. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things, including through a stakeholder materiality assessment performed in 2023.
•Governance and Strategy. Our ESG Committee, comprised of employees across multiple functional areas and professional levels, including our Chief Financial Officer and General Counsel, leads our environmental sustainability initiatives (including with respect to climate change). Management retains ultimate responsibility over our environmental sustainability initiatives, engages with the ESG Committee and reports to the Nominating and Governance Committee of our Board of Directors on a quarterly basis, and more frequently as necessary, with respect to environmental sustainability matters. Additionally, we engage a strategic ESG consultant to advise us on our continued enhancement of, among other things, our sustainability performance, our tenant and stakeholder engagement initiatives, and our related reporting (including pursuant to external disclosure frameworks and standards). We continue to progress our ESG program in accordance with an internal multi-year strategic roadmap for the development and implementation of additional initiatives across a broad range of ESG topics, including sustainability initiatives at our golf courses, expanded tenant engagement efforts, greenhouse gas emissions evaluation and reporting, participation in additional evaluation and scoring frameworks, and the development of internal processes to support and facilitate these initiatives.
•Golf Courses. We have implemented recording and reporting protocols through a third-party service provider to facilitate the monitoring of utility data in order to more fully understand the environmental impact of our operations, key drivers and trends with respect to utility usage at each of our courses and identify opportunities to improve sustainability performance, including with respect to energy and water consumption, recycling and waste, and promoting biodiversity. We have also performed energy and water audits and regulatory assessments at each of the Golf Courses to further inform our sustainability initiatives. A portion of capital expenditures at our Golf Courses is allocated to improving the sustainability of the courses, including projects to reduce electricity and fuel usage (and thus, energy usage and emissions), reduce water consumption and improve efficiency, and reduce waste in favor of recycling and repurposing. Pursuant to our management agreement with Cabot-Managed Properties with respect to the Golf Courses, we work in partnership with Cabot-Managed Properties to continue to implement sustainability initiatives at the Golf Courses and improve their environmental performance.
•Triple-Net Portfolio. We continue to pursue tenant engagement initiatives designed to assist us in understanding the environmental impact of our leased properties, collecting environmental sustainability data in order to monitor sustainability metrics throughout our leased property portfolio, and encouraging our tenants to pursue sustainability initiatives in their operations at our leased properties. Our leased properties are leased pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including the implementation of environmental sustainability initiatives consistent with their business strategies and revenue objectives. Certain of our leases permit us to require the collection or reporting of environmental sustainability data (including pursuant to relevant “green lease” provisions). Although not all of our leases include such provisions, certain of our tenants also report voluntarily regarding such matters, including with respect to, among other things, water, electricity/fuel and energy use, greenhouse gas emissions, waste generation and diversion, green building certifications and the implementation of efficiency measures with respect to the foregoing. Our tenants pursue a broad range of ESG programs and initiatives, such as the implementation of energy, water and waste-related efficiency measures at our properties, on-site renewable energy, operational improvements, and sustainable hospitality programs, and independently report to their respective investors and other stakeholders regarding such efforts. Certain of our tenants, including Caesars and MGM, have also independently set sustainability-related targets with respect to their overall business and portfolio, which include our leased properties.
•Climate Change. We evaluate climate change risk throughout our portfolio, including property-specific physical climate risk assessments in connection with transactional due diligence (and subsequently on a periodic basis) and more broadly with respect to our overall portfolio (including the identification of material risks and the concentration/distribution of such risks across our portfolio). We have shared certain climate risk findings with our tenants to facilitate their independent climate risk management and mitigation efforts in connection with their operations at our properties. We also assess transition-related climate risks, such as potential legal and regulatory, technological, market-based, and reputational impacts, in light of our triple-net lease operating model. With the assistance of an environmental due diligence provider and consultant, we have performed, and expect to continue to perform on a periodic basis, climate-related risk assessments with respect to our property portfolio. Our most recent climate-related risk analysis performed in early 2025 was comprised of individual property-level risk analyses, multiple climate scenario analyses within our identified time horizons, a regulatory review of active and impending sustainable building regulations, and additional community resilience assessments with respect to certain geographies in which we own multiple properties (such as Las Vegas, Nevada and Atlantic City, New Jersey). We have disclosed our climate change strategy, governance, risk management and certain metrics and targets in alignment with the Task Force on Climate-Related Financial Disclosures (TCFD) guidelines and incorporated climate change-related risk into our enterprise risk management framework.
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
•Investment in Real Estate or Interests in Real Estate. Our business is focused primarily on gaming, hospitality, wellness, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets”. We believe there are significant, ongoing opportunities to acquire or invest in additional gaming, hospitality, wellness, entertainment and leisure assets, both domestically and internationally. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.
We may participate with third parties in property ownership, through joint ventures or other types of co-ownership, and we may engage in such activities in the future if we determine that doing so would be the most effective means of owning or acquiring properties. We do not expect, however, to enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, preferred stock or options to purchase stock or interests in our subsidiaries, including VICI OP. We may also pursue opportunities to provide mortgage or mezzanine financing, preferred equity investments or other forms of financing for investment in certain situations where such structure provides for strategic growth opportunities and/or partnerships, and may in certain circumstances provide the potential to convert our investment into the ownership of the underlying real estate in a future period.
Equity investments in acquired properties may be subject to existing mortgage financing and other indebtedness or to new indebtedness, which may be incurred in connection with acquiring or refinancing these investments. Principal and interest on our debt will have priority over any dividends with respect to our common stock. Investments are also subject to our policy not to be required to register as an investment company under the Investment Company Act of 1940, as amended.
•Investments in Real Estate Debt. We have made, and may continue to make, investments in mortgages or other forms of real estate-related debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments; provided, in each case, that such investment is consistent with our qualification as a REIT. These investments are generally made for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate in a future period, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment policies and objectives and (iii) the ability to make initial investments in experiential asset classes outside of gaming with the goal of increasing our investment activity in these asset classes over time. Investments in real estate-related debt are subject to various risks, including the risk that a borrower may default under certain provisions governing the debt investment and that the collateral securing the investment may not be sufficient to enable us to recover our full investment.
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
Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our Board of Directors has not adopted a policy that limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be, subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors. If these limits are relaxed, we could potentially become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements that could adversely affect our financial condition, liquidity and results of operations and our ability to make distributions to our stockholders. To the extent that our Board of Directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under the Revolving Credit Facility (as defined in Note 7 - Debt), issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.
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
Corporate Information
We were initially organized as a limited liability company in the State of Delaware on July 5, 2016 as a wholly owned subsidiary of Caesars Entertainment Operating Company, Inc. (“CEOC”). On May 5, 2017, we subsequently converted to a corporation under the laws of the State of Maryland and issued shares of common stock to CEOC as part of our formation transactions, which shares were subsequently transferred by CEOC to our initial stockholders.
Our principal executive offices are located at 535 Madison Avenue, 28th Floor, New York, New York 10022 and our main telephone number at that location is (646) 949-4631. Our website address is www.viciproperties.com. None of the information on, or accessible through, our website or any other website identified herein is incorporated in, or constitutes a part of, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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
•the impact of the changing interest rate environment on us, including our ability to successfully pursue investments in, and acquisitions of, additional properties and to obtain debt financing for such investments at attractive interest rates, or at all;
•risks associated with our transactions, including our ability or failure to realize the anticipated benefits thereof;
•our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us;
•the possibility that any transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions;
•the anticipated benefits of certain arrangements with certain tenants in connection with our funding of “same store” capital improvements in exchange for increased rent pursuant to the terms of our agreements with such tenants, which we refer to as the Partner Property Growth Fund strategy;
•our decision and ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements;
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
•our substantial amount of indebtedness, and ability to service, refinance (at attractive interest rates, or at all), and otherwise fulfill our obligations under such indebtedness;
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
•the impact of changes to tax laws and regulations, including U.S. federal income tax laws or global tax laws;
•the impact of changes in governmental or regulatory actions and initiatives;
•the possibility of adverse tax consequences as a result of our completed transactions, including tax protection agreements to which we are a party;
•increased volatility in our stock price, including as a result of our completed transactions;
•our inability to maintain our qualification for taxation as a REIT;
•the impact of climate change, natural disasters, war, political and public health conditions or uncertainty or civil unrest, violence or terrorist activities or threats on our properties, or in areas where our properties are located and changes in economic conditions or heightened travel security and health measures instituted in response to these events;
•the loss of the services of key personnel;
•the inability to attract, retain and motivate employees;
•the costs and liabilities associated with environmental compliance;
•failure to establish and maintain an effective system of integrated internal controls;
•the risks related to us or our tenants not having adequate insurance to cover potential losses;
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
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Our two largest tenants, Caesars and MGM, comprise approximately 74% of our total leasing revenues for the year ended December 31, 2024. Under our respective lease agreements with Caesars and MGM, they are obligated to pay us approximately $1.2 billion and $1.1 billion, respectively, in estimated annual lease payments for 2025. Because our leases are triple-net leases, in addition to the rent payment obligations of our tenants, we depend on our tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and to indemnify, defend and hold us harmless from and against various claims and liabilities arising in connection with their businesses. There can be no assurance that our tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that any applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements and rental and other payments due to us or others, and these payments may constitute a significant portion of their cash flow from operations. If a tenant’s income at our leased properties were to significantly decline for any reason, or if a tenant’s debt service requirements were to significantly increase or if their creditworthiness were to become impaired for any reason, a tenant or any applicable guarantor may become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, or results of operations, including our ability to make distributions to our stockholders. Additionally, these obligations may limit our tenants’ ability to fund their operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes by making investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and the ability of their applicable subsidiaries and guarantors to satisfy their obligations to us under the applicable lease agreements and the related guarantees, respectively. Moreover, given the importance of our significant tenants to our business, a failure on the part of a significant tenant to maintain its business or financial performance or experience any deterioration of its creditworthiness could materially and adversely affect us, even in the absence of a default under our agreements with such tenant.
Due to our dependence on rental and other payments from our tenants as our primary source of revenue, we may be limited in our ability to enforce our rights under our lease agreements or other agreements with our tenants or terminate such other agreements or, due to our predominantly master lease structure, certain leases with respect to any particular property. Failure by one of our tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable lease agreement, requiring us to find another tenant for such property or properties to the extent possible, or a decrease or cessation of rental payments by such tenant, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenue and could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We are dependent on the gaming industry and may be susceptible to risks associated with it, including heightened competition, regulatory developments, changes in consumer behavior and discretionary spending, and the overall macroeconomic environment and outlook.
As the landlord and owner of gaming facilities, we are impacted by risks associated with the gaming industry, which is characterized by a high degree of competition among a large number of industry participants, including brick and mortar casinos, riverboat casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the United States and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located, and may continue to increase as a result of, among other things, the expansion or improvement of facilities by existing market participants, the availability of additional licenses in a given jurisdiction, the entrance of new gaming participants into a market, increased internet gaming and sports betting or legislative changes in various jurisdictions (including those relating to the foregoing). As competing properties and new markets are opened, our tenants’ businesses may be adversely impacted and as a result we may be negatively impacted. Additionally, the casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect our tenants and the industry. If adopted, such changes could adversely impact the business, financial condition, results of operations and prospects of our gaming tenants, including our significant tenants.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, including casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. In addition, weakened general economic conditions such as, but not limited to, recessions, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, inflation, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, instability in global, national and regional economic activity and increased stock market volatility have historically adversely affected, and may continue to adversely affect, leisure and business travel, discretionary spending, consumer preferences, and other areas of economic behavior that directly impact the gaming industry and, as a result, may negatively impact our business, financial condition, and operating cash flows. Other factors over which we and our tenants have no control, including public health crises, labor shortages, travel restrictions, supply chain disruptions and property closures, may also adversely affect the gaming industry.
As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on us than if we owned a more diversified real estate portfolio, particularly because, among other things, a component of the rent under certain of the lease agreements will be based, over time, on the performance of the gaming facilities operated by our tenants within our properties. As a result of such dependence on the gaming industry, the immediate and long-term effects of the foregoing on the gaming industry could be material and adverse to our business, financial condition, liquidity, results of operations and prospects.
Because a concentrated portion of our revenues are generated from the Las Vegas Strip, we are subject to greater risks than a company that is more geographically diversified.
Our properties on the Las Vegas Strip generated approximately 48% of our total revenues for the year ended December 31, 2024 and we expect this concentration to continue in the foreseeable future. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry, such as the impact of any events that limit or disrupt travel to and from Las Vegas (including the cost and availability of air services), work stoppages and other labor unrest, strikes, or other business interruptions. Moreover, due to the importance of our properties on the Las Vegas Strip, we may be disproportionately affected by general risks such as economic conditions, changing consumer behavior, severe weather and climate impacts (including heat stress, water stress and drought), natural disasters (including major fires, floods and earthquakes), and acts of terrorism, should such developments occur in or nearby, or otherwise impact, Las Vegas. As a result of such geographic concentration of risks, the immediate and long-term effects of the foregoing could have a material and adverse effect on our business, financial condition, liquidity, results of operations, and prospects.
Our pursuit of acquisitions of, and investments in, experiential assets and other strategic opportunities are in a highly competitive industry and may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with such acquisitions or investments.
We intend to continue to pursue acquisitions of, and investments in, gaming, hospitality, wellness, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets”, and other strategic opportunities. However, we operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are larger and have greater resources, access to capital and lower costs of capital or different investment parameters. Increased competition and interest from other companies in investing in and acquiring gaming-entitled real estate will make it more challenging to identify and successfully capitalize on transaction opportunities that meet our investment objectives. If we cannot make investments in a sufficient quantity of gaming properties and other experiential properties at favorable prices or if we are unable to finance transactions on commercially favorable terms, our business, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance these strategic investments and transactions. As a result, if debt or equity financing is not available on acceptable terms, further transactions might be limited or curtailed.
Pursuant to our investment strategy, we may often be engaged in evaluating potential transactions and other strategic alternatives. The investigation of such transactions and strategic alternatives, including financial analysis and underwriting, due diligence and negotiation, drafting, and execution of relevant agreements, requires substantial management time and attention and may impose substantial costs for financial advisors, accountants, attorneys and other advisors. If a specific transaction does not proceed or is not consummated for any reason, including those beyond our control, the costs incurred up to that point likely would not be recoverable and significant management time will have been lost, which could have a material adverse effect on us. Additionally, we may not identify all potential costs and liabilities in the course of our due diligence in connection with these opportunities. In the event that a cost or liability is not adequately identified in the course of such due diligence or addressed in the course of negotiating such transaction, we may not fully realize the anticipated benefit of such transaction, if at all, or our business, financial condition and results of operations could be adversely affected.
Further, even if we are able to acquire or invest in additional properties in the future, there is no guarantee that such properties will be able to maintain their historical performance or achieve their projected performance, which may prevent the ability of our tenants or borrowers to meet their obligations to us under the applicable agreements. In addition, our financing of these acquisitions and investments could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of new equity, which would be dilutive to existing stockholders. Due to market considerations and in light of the timing typically required to obtain regulatory approvals for gaming transactions, any such financing may take place substantially in advance of closing of such transaction (and the receipt of rent or other payments under a lease or other applicable agreement) and negatively impact our operating results during such period. In addition, we cannot make assurances that we will be successful in implementing our business and growth strategies or that any additional transactions will improve our financial performance or operating results. The failure to identify and acquire or invest in new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as our ability to make distributions to our stockholders.
We and our tenants face extensive regulation from gaming and other regulatory authorities, and our charter provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption, which may delay or prohibit a change in control.
The ownership, operation, and management of gaming and racing facilities are subject to extensive regulation by one or more gaming authorities in each applicable jurisdiction where gaming and racing facilities are permitted. These regulations impact our gaming and racing tenants and persons associated with such facilities operating at our properties, which in many jurisdictions include us as the landlord and owner of the real estate. Gaming regulatory authorities also have broad powers with respect to the licensing of casino operations and may require us and/or our affiliates to maintain certain licenses or be found suitable as a landlord and certain of our stockholders, officers and directors may be required to be found suitable as well. Under certain circumstances, gaming authorities may revoke, suspend, condition or limit the gaming or other licenses of us or our tenants, impose substantial fines or take other actions, any one of which could adversely impact the business, financial condition, liquidity, and results of operations of us or our tenants. Additionally, gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. The loss of gaming licenses by us could result in, among other things, an event of default under certain of our debt agreements, and cross-default provisions could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements.
Our outstanding shares of capital stock are held subject to applicable gaming laws. In many jurisdictions, gaming laws can require certain of our stockholders to file an application, be investigated, and qualify or have such person or entity’s suitability determined by gaming authorities, and gaming authorities have very broad discretion in making such determinations. Gaming authorities may conduct investigations into the conduct or associations of our stockholders to ensure compliance with applicable standards. Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5% of a publicly traded company, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification, licensure or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s securities for passive investment purposes only. Any person owning or controlling at least 5% of the outstanding shares of any class of our capital stock is required to promptly notify us of such person’s identity and apply for qualification, licensure, finding of suitability, or an institutional investor waiver, as applicable. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. Our charter provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding and, in some cases, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we engage in certain transactions with that stockholder or fail to cause that stockholder to relinquish their securities.
Finally, certain corporate actions must be reported to, and in some cases approved by, certain gaming authorities in advance of a transaction, including substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by us and our subsidiaries, and changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise. As a result, entities seeking to acquire control of us or one of our subsidiaries (and certain of our affiliates) must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Failure to satisfy the stringent licensing standards may preclude such entities from acquiring an ownership or a controlling interest in us or one of our subsidiaries (and certain of our affiliates) and/or require the entities to divest such interest. If the consummation of a transaction by an entity seeking to acquire control of us or one of our subsidiaries is delayed or prohibited by regulatory authorities, we or our stockholders may be limited or otherwise unable to realize the benefits of the proposed transaction.
Required regulatory approvals can delay or prohibit transfers of our gaming properties or the consummation of transactions, which could result in periods in which we are unable to receive rent related to, or otherwise realize the benefits of, such transactions.
Tenants at our gaming properties are required to be licensed under applicable law in order to operate any of our properties as gaming facilities. The loss of gaming licenses by our tenants could result in, among other things, the cessation of operations at one or more of the facilities we lease to such tenants. As a result, if a lease agreement for a gaming property is terminated (which could be required by a regulatory agency) or expires, any new tenant must be licensed and receive other regulatory approvals to operate such property as a gaming facility. Any delay in, or inability of, a new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which the property is unoccupied and we are unable to collect the applicable rent. Further, in any such event, the property may not be permitted to continue to operate as a gaming facility and we may be unable to collect rent or transfer or sell the affected property as a gaming facility, which could materially adversely affect the fair value of the affected property. Given the highly regulated nature of the gaming industry, any future gaming transactions we enter into are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a transaction is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We are subject to additional risks due to our international investments and acquisitions, including properties that we own, or may acquire in the future, outside the United States.
The value of the properties in which we invest or acquire in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions, which may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to: (i) the burden of complying with non-U.S. laws, including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) the imposition of adverse or confiscatory taxes, changes in income and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in foreign jurisdictions; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States.
Under certain of our lease agreements, rent is payable in foreign currencies with respect to some or all of the properties under the applicable lease agreements. In addition, we have incurred and may continue to incur indebtedness that is denominated in foreign currencies to fund our international investments. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between these foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment or receive significant rental revenue may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial condition and results of operations. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements or these arrangements may be insufficient to mitigate our exposure.
Our long-term, triple-net leases include rent escalations over specified periods that will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements, and such lease agreements may not result in fair market lease rates over time.
All of our rental revenue and a substantial majority of our total revenue is generated from our long-term triple-net lease agreements and, consistent with typical triple-net leases, our lease agreements have longer lease terms, with a weighted average lease term (inclusive of extension options) of all of our lease agreements as of December 31, 2024 of 40.7 years. See Item 1 “Business-Our Lease Agreements” and Item 1 “Business-Our Relationship with Caesars and MGM” for additional information regarding such agreements. Our lease agreements contain annual escalation provisions, certain of which are tied to changes in CPI (or similar metrics with respect to other geographies), although these annual escalators in some cases do not apply until future periods. In addition, certain of these annual escalators are subject to a maximum cap, which could result in lower rent escalation than the actual CPI increase in a single year or over a longer period. For example, under the MGM Master Lease, the escalator is fixed at 2.0% for years two through ten of the MGM Master Lease and, for the remainder of the term, the escalator is the greater of 2.0% and CPI, subject to a 3.0% cap. Inflation as measured by changes in CPI increased at an average of 2.9% in 2024. Accordingly, there is a risk that contractual rental increases in future years may fail to match inflation rates or result in fair market rental rates over time. Sustained inflation rates that are above any CPI escalator cap could over time result in our receiving rental income below fair market lease rates, which could adversely impact the fair value of the assets and our business, financial condition, results of operations and prospects.
In addition, the annual rent escalations under the lease agreements over specified periods will generally continue to apply regardless of the amount of cash flows generated by the properties that are subject to such lease agreements. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated, including in connection with any capital improvement projects (such as those financed through our Partner Property Growth Fund strategy), the rents payable under such lease agreements will over time comprise a higher percentage of the cash flows generated by the applicable tenant and/or guarantor, which could make it more difficult for them to meet their respective obligations to us under the lease agreements (and related guarantees, as applicable). Finally, our tenants may choose not to renew our lease agreements at the end of the initial lease term or any additional renewal term thereafter. If a lease agreement expires without renewal and we are not able to find one or more suitable, creditworthy replacement tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all.
Our ability to sell, dispose of and use our properties may be limited by the contractual terms of our lease agreements, tax protection agreements or other agreements with our tenants, or otherwise impacted by matters relating to our real estate ownership.
Our ability to sell or dispose of our properties may be hindered by, among other things, the fact that such properties are subject to lease agreements, as the terms of each lease agreement require that a purchaser assume the applicable lease agreement or, in certain cases, enter into a severance lease for the sold property on substantially the same terms as contained in the applicable lease agreement, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale. Additionally, our properties may be subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease such properties, enforce our rights as a lender and otherwise realize additional value from these properties. In connection with certain of our transactions, including the MGP Transactions (as defined in Note 3 - Real Estate Transactions), we entered into tax protection agreements which could limit our ability to sell or otherwise dispose of the subject property or properties contributed to us, and we may enter into similar such agreements in the future. Therefore, although it may be in the best interests of our stockholders for us to sell a certain property, it may be economically prohibitive for us to do so during the specified period because of restrictions included within a tax protection agreement.
For example, in connection with the MGP Transactions, we entered into the MGM Tax Protection Agreement pursuant to which, subject to certain exceptions, we agreed to indemnify the Protected Parties (as defined in the MGM Tax Protection Agreement) for certain tax liabilities, during the Protected Period (as defined in the MGM Tax Protection Agreement), resulting from (i) the sale, transfer, exchange or other disposition of Protected Property (as defined in the MGM Tax Protection Agreement), (ii) a merger, consolidation, or transfer of all of the assets of, or certain other transactions undertaken by us pursuant to which the ownership interests of the Protected Parties in VICI OP are required to be exchanged in whole or in part for cash or other property, (iii) the failure of VICI OP to maintain approximately $8.5 billion of nonrecourse indebtedness allocable to the Protected Parties, which amount may be reduced over time in accordance with the MGM Tax Protection Agreement, and (iv) the failure of VICI OP or us to comply with certain tax covenants that would impact the tax liabilities of the Protected Parties. In addition, as sole owner of the MGM Grand/Mandalay Bay JV, we bear any indemnity under the tax protection agreement previously entered into with MGM, which is effective through mid-2029, with respect to built-in gain and debt maintenance related to MGM Grand Las Vegas and Mandalay Bay. In the event that we breach restrictions in these agreements, we will be liable for grossed-up tax amounts associated with the income or gain recognized as a result of such breach.
We are exposed to risks related to certain of our properties that are subject to ground and use lease arrangements.
We are and may in the future be the lessee under long-term ground lease arrangements at certain of our properties or make investments into properties that are subject to long-term ground lease arrangements. Many of these ground lease arrangements involve local municipalities, states and other governmental bodies as the applicable lessor, such as Century Mile Racetrack, Chelsea Piers New York, and MGM National Harbor. Unless we purchase a fee interest in the underlying land and/or buildings subject to the leases, we will not own such properties or portions of such properties, as the case may be. Unless the terms of these ground and use leases are extended prior to expiration, we will no longer have rights with respect to these properties or portions of the properties, as the case may be, upon expiration of the applicable ground leases, which could impact our tenant’s ability to operate the property (to the extent the portions of property covered under the applicable ground and/or use lease are material to the operations of the property) and our rights and obligations under applicable lease agreements, which could adversely affect our business, financial condition and results of operations. Furthermore, payments under such leasehold interests may be periodically adjusted pursuant to the relevant contractual arrangements and may result in significantly higher rents, and while such payments are the responsibility of our tenants under the respective lease agreements, such increases could adversely affect us and our tenants’ business, financial condition and results of operations. In addition, we may rely on our tenants at such properties to maintain compliance with the terms of any such ground or use lease. Additionally, due to the greater risk in a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to our investments secured by a leasehold interest, including if the borrower were to default under the terms of our loan or violate the terms of such ground lease.
We may elect not to, or not be able to, purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal, right of first offer and similar agreements, including if we are unable to obtain financing on attractive terms, or at all.
Pursuant to certain put-call agreements, call agreements, right of first refusal, right of first offer and similar agreements, as further described in Item 1 "Business - Our Embedded Growth Pipeline", we have certain rights in connection with the potential or actual purchase or sale of properties covered by these agreements, subject to applicable terms and conditions. In many cases, the counterparties to these agreements are not obligated to sell the applicable properties and our right to purchase (or offer to purchase) these properties under these agreements may never be triggered. Additionally, in order to exercise these rights and any similar rights we obtain in the future, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms, or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties. Further, each of these potential transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions. In certain circumstances, we may elect not to exercise any such rights with respect to a given property.
The bankruptcy or insolvency of any tenant, borrower or guarantor could result in the termination of the lease agreements, the related guarantees or loan agreements and certain lease agreements being re-characterized as disguised financing transactions.
We are subject to the credit risk of our tenants and borrowers in connection with the rental and other obligations owed to us under applicable leases, guarantees, and other financing agreements. We cannot provide assurances that our tenants and borrowers will not default on their obligations and fail to make payments to us. If a tenant or borrower is unable to meet its financial obligations, including required payments to us, such inability may result in their bankruptcy or insolvency. In addition, in the event of a bankruptcy of our tenants, borrowers or their respective guarantors, any claim for damages under the applicable lease, loan agreement or guarantee may not be paid in full.
Furthermore, with respect to tenants whose obligations are guaranteed by a single guarantor (including Caesars and MGM), although such tenants’ performance and payments are guaranteed, a default by the applicable tenant, or by the guarantor with respect to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the respective lease agreements. In event of such a default, there can be no assurances that the tenants or the guarantor would assume the applicable lease agreements or the related guarantees, and if such lease agreements or guarantees were rejected, the tenant or the guarantor, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
In addition, if Caesars declares bankruptcy, our business could be materially and adversely affected if a bankruptcy court re-characterizes certain components of our transactions with Caesars in connection with the merger between Eldorado Resorts, Inc. and Caesars in 2020 as a disguised financing transaction, specifically our modifications of the Caesars Las Vegas Master Lease to increase the annual rent payable to us associated with Caesars Palace Las Vegas and Harrah’s Las Vegas. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the Caesars-Eldorado transaction could either be secured or unsecured. The bankrupt tenant and other affiliates of Caesars and their creditors under this scenario may have the ability to restructure the terms, including the amount owed to us under the applicable lease with respect to the additional rent, and, if approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the Caesars-Eldorado transaction from the date of such approval, and our business, financial condition, and results of operations could be materially and adversely affected.
Our business is subject to risks associated with the potential sale or divestiture of properties or assets in the event we elect to pursue such sale or divestiture after an evaluation of our portfolio of businesses, including loss of revenue and lower-than-expected proceeds.
From time to time, we may evaluate our properties and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets, subject, if applicable, to the terms of the applicable lease agreement. Any such sales or divestitures could affect our business, results of operations, and financial condition, including liquidity and our ability to comply with applicable financial covenants, as well as reduced revenue from the sold or divested properties. Divestitures have inherent risks, including possible delays in closing transactions (including as a result of difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested assets, and potential post-closing claims for indemnification. In addition, economic conditions, such as high inflation or heightened interest rates, and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts with respect to any potential sales or divestitures.
Our properties and the properties securing our loans are subject to risks from natural disasters and other adverse or extreme weather conditions, including the physical effects of climate change.
Our properties and the properties securing our loans are subject to risks from natural disasters, other adverse or extreme weather conditions, and associated casualty and condemnation risks. In particular, if any of these scenarios were to occur and result in physical damage to our properties, we may incur material costs to address any such damage and protect or restore such assets (to the extent not covered by our tenants under the terms of our leases or by applicable insurance coverage). Additionally, changes to applicable building and zoning laws, ordinances and codes since the initial construction of our properties may limit a tenant’s ability or increase the cost of construction to restore the premises of a property to its previous condition (or to refurbish, expand or renovate such property to remain compliant) in the event of a substantial casualty loss with respect to the property. If any such developments occur, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the effects of climate change may increase the frequency of significant or extreme weather events and result in other impacts, such as rising sea levels, water shortages, and increased average temperatures. With respect to our property portfolio, we believe that flooding, water stress/drought and heat stress pose the greatest material risk from the effects of climate change, although the nature and degree of these risks varies by geographic location and other factors. For example, in Las Vegas and the surrounding region, a significant majority of water is sourced from the Colorado River and water levels in Lake Mead, which serves as a reservoir, have steadily declined in recent years (with a partial recovery since 2022), resulting in various regulatory bodies pursuing water conservation initiatives. Severe drought or prolonged water stress experienced in Las Vegas and the surrounding region or in the other regions in which we own properties, as well as the potential impact of regulatory efforts to address such conditions, could adversely affect the business and financial results of the tenants operating at our properties in such regions.
Any natural disasters, adverse or extreme weather conditions, or other climate-related events may result in a decrease in demand and/or a decrease in rent for our properties located in the areas affected by these conditions or affect consumer behaviors, preferences and spending, which may adversely impact the viability of our tenants’ operations and continued investment in our properties, our tenants’ and borrowers’ ability to fulfill their obligations to us, or the value of our properties and our ability to re-lease such properties in the future, all of which may materially adversely affect our business, financial condition, results of operations and prospects.
Our business is subject to risks associated with environmental compliance, including as a result of climate change laws and regulations and the transition to a lower carbon economy, and potential costs and liabilities associated with such compliance may materially impair the value of certain real estate properties owned by us.
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment. Certain jurisdictions in which our properties are located have enacted or plan to implement additional building and zoning laws, ordinances or codes relating to building performance standards, such as those intended to reduce energy emissions, which we may be subject to as the owner of record. Based on our most recent analysis completed in early 2025, twelve of our leased properties are currently subject to energy benchmarking and/or building performance standards due to their location. The promulgation of additional policies, laws or regulations relating to climate change by governmental authorities in the markets in which we own properties may result in, among other things, increased costs to adapt to the demands and expectations of climate change or lower carbon usage, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs, any of which could adversely impact the value of our properties and our or our tenants’ businesses.
We do not operate or manage our properties subject to triple-net leases, although we may be held primarily or jointly and severally liable for costs relating to maintaining compliance with such laws, ordinances and codes or the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material (including any damages or costs incurred by the government in connection with such contamination) as well as other affected properties, regardless of whether we knew of or caused the release. Under the lease agreements, our tenants are required to maintain compliance with applicable environmental laws (including applicable building and zoning laws, ordinances and codes) and to indemnify us for certain environmental liabilities (including environmental liabilities they cause); however the costs of such compliance or the amount of such liabilities could exceed the financial ability of the applicable tenant or guarantor to indemnify us. In addition, noncompliance with applicable laws, ordinances and codes or the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease our properties, which could adversely affect our business, financial condition, liquidity, and results of operations.
New laws and regulations relating to sustainability and climate change may include specific disclosure requirements or other obligations that may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. Our tenants’ control of our leased properties (which is a fundamental component of the triple-net lease structure) presents challenges with respect to collecting property-level environmental data and metrics and implementing sustainability initiatives (including energy and emissions reduction), which may impact our ability to comply with certain regulatory requirements to which we are or may become subject. If we or our tenants are unable to comply with laws and regulations on climate change, we or they may incur fines and/or penalties and our reputation among our tenants, borrowers and investors may be damaged.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Our lease agreements generally require that our tenants maintain comprehensive liability, property and business interruption insurance, although such coverage is subject to deductibles and limits on maximum benefits (including limitations on the coverage period for business interruption). When our or our tenants’ current insurance policies expire, we or they, respectively, may encounter difficulty in obtaining or renewing insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels or on commercially reasonable terms. Furthermore, our or our tenants’ insurance premiums may increase as a result of factors outside our or their respective control, such as changes in the insurance industry overall or the effects of climate change.
In addition, there are certain losses, including losses from environmental liabilities (including the physical effects of climate change), terrorist acts or catastrophic acts of nature, that are not generally insured against in full or in part because it is not deemed economically feasible or prudent to do so. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss, and the insurance proceeds received might not be adequate to restore the economic position with respect to such property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Furthermore, under such circumstances we may be required under the terms of the MGM Grand/Mandalay Bay JV CMBS loan agreement to contribute all or a portion of insurance proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the insurance proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we or our tenants may not have sufficient liquidity to otherwise fund the repairs and may be required to obtain additional financing, which could materially and adversely affect our or our tenants’ business, financial condition, liquidity, and results of operations. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will be able to satisfy its obligations to us under the applicable lease agreement. In addition, in certain circumstances, our tenants may elect to reduce insurance coverage or self-insure with respect to certain potential losses, provided, in each case, that such insurance remains in compliance with the applicable terms of our lease agreements. As a result, we cannot make assurances that we or our tenants will be able to fully insure such losses or fully collect, if at all, on claims relating to the properties.
If one of our properties experiences a loss that is uninsured or exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants as any business interruption insurance may not fully compensate them for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us. If any of the foregoing were to occur, it could materially and adversely affect our business, financial condition, liquidity, and results of operations.
Terrorist attacks or other acts of violence may affect our properties or our tenants’ businesses and operations at such properties.
Terrorist attacks or other acts of violence, including elevated crime rates, may result in declining economic activity or changes in consumer behavior, which could harm the demand for services offered by our tenants and the value of our properties or collateral (including through damage, destruction or loss) and make it difficult for us to renew or re-lease our properties to suitable, credit-worthy tenants at lease rates equal to or above historical rates. These events might erode business and consumer confidence and spending and result in increased volatility in national and international financial markets and economies. To the extent that any of our tenants or borrowers are affected by future terrorist attacks, acts of violence or crime, their business could be adversely affected, including their ability to continue to meet their obligations to us. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, limit our access to capital, increase our cost of raising capital or otherwise materially and adversely affect our business, financial condition, liquidity, results of operations, and prospects.
The loss of the services of key personnel could have a material adverse effect on our business.
Our success and ability to grow depends, in large part, upon the leadership and performance of our executive management team, particularly our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and our General Counsel. Any unforeseen loss of our executive officers’ services, or any negative market or industry perception with respect to them or arising from their loss, could have a material adverse effect on our business and prospects. We do not have key man or similar life insurance policies covering members of our executive management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us. In addition, the appointment or replacement of certain key members of our executive management team may be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in certain of the jurisdictions where our properties are located. If any of our executive officers is found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives, which could materially and adversely affect our business, financial condition, results of operations and prospects.
We face risks associated with cybersecurity incidents and other significant disruptions of our information technology (IT) networks and related systems or those IT networks and systems of third parties.
We use our own IT networks and related systems to access, store, transmit, and manage or support a variety of our business processes and information and face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems, including as a result of cybersecurity attacks or intrusions over the internet, malware or ransomware, computer phishing attempts and other forms of social engineering. We have experienced cybersecurity events such as viruses, phishing attempts and attacks on our IT systems, although none of these events have had a material impact on our business, operations or financial results to date. These and future cybersecurity incidents or other disruptions may be caused by individuals within our organization, individuals outside our organization with authorized access, or by unauthorized individuals from outside our organization. The risk of such incidents, particularly through cyber attacks or intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally continued to increase due to the growing number, intensity, and sophistication of attempted attacks and intrusions worldwide. Although we make efforts to maintain the security and integrity of our IT networks and related systems and have implemented various measures to manage these risks, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging to our operations. A cybersecurity incident or significant disruption involving our IT networks and related systems could, among other things: (i) disrupt the proper functioning of our networks and systems; (ii) result in misstated financial reports, violations of financial and reporting covenants and/or missed reporting deadlines; (iii) lead to our inability to monitor or maintain compliance with applicable legal and regulatory requirements; (iv) result in unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which unauthorized parties could use for competitive purposes or disruptive, destructive or otherwise harmful outcomes; (v) require significant management attention and resources to address or remedy any resulting damages; (vi) expose us to litigation, including claims for breach of contract, damages, credits, penalties or termination of certain agreements; (vii) subject us to regulatory scrutiny, including civil or criminal penalties, fines, injunctive orders, investigations, and enforcement actions; and (viii) damage our reputation among our tenants, borrowers and investors. Any or all of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, and prospects, including the value of our common stock and our ability to make distributions. Additionally, increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in the interpretation of laws, could increase our compliance and operational costs or otherwise harm our business.
In the conduct of our business, we and our tenants rely on relationships with third parties, including cloud data storage and other information technology service providers, contractors, and other external business partners, for certain functions or services in support of key portions of our operations. These third-party entities are subject to similar risks relating to cybersecurity, business interruption, and systems and employee failures and a significant system failure or attack against such third-party service provider or partner could have a material adverse effect on our business. Certain of these third-party entities have experienced cybersecurity events such as viruses, phishing attempts, attacks and system failures, although none of these events to date have had a material impact on our business, operations or financial results. Although we may be entitled to damages in such event or if relevant third parties otherwise fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
We maintain cybersecurity insurance coverage, although there may be exceptions to our insurance coverage that result in our insurance policies not covering some or all aspects of a cybersecurity incident. Even where a cybersecurity incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that may be required in the wake of a cybersecurity incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business, financial condition, results of operations, liquidity, and prospects, including the value of our common stock and our ability to make distributions. In addition, we cannot be sure that our existing insurance coverage (including coverage for errors and omissions) will continue to be available on acceptable terms, or at all, or that our insurers will not deny coverage for any future claim.
Properties within our portfolio are, and properties that we may acquire in the future are likely to be, operated and promoted under certain trademarks and brand names that we do not own.
The brands under which our properties are operated by our tenants, as well as the brands of businesses that also operate at our properties, are trademarks of their respective owners. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we are reliant on our tenants to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties (including intellectual property of third parties operating at the property). Operation of the leased properties as well as our business and financial condition could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. Moreover, if any of our properties are rebranded unsuccessfully or do not benefit from comparable recognition or status under a different brand, or experience other operational or financial challenges in connection with such rebranding, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. A management transition by one of our tenants could also affect such property’s overall strategy and financial performance, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The market price and trading volume of shares of our common stock may be volatile.
The market price of our common stock may be volatile as a result of a variety of factors, many of which are beyond our control, including: variations in our results of operations; changes in general economic conditions and market developments, including interest rates; adverse developments involving our tenants; market reaction to any additional capital we raise in the future;

additions or departures of key personnel; equity issuances by us, future sales of substantial amounts of our common stock by stockholders, or the perception that such issuances or sales may occur; strategic actions taken by us, our competitors or our tenants; new laws or regulations; and failure to qualify as a REIT for U.S. federal income tax purposes. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. The trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot make assurances that the market price of our common stock will not fluctuate or decline significantly in the future. If the market price or trading volume of our common stock declines, you may be unable to resell your shares at a profit, or at all.
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
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2024, we had approximately $17.1 billion in long-term indebtedness, and we also had $2.4 billion of available capacity to borrow under the 2022 Revolving Credit Facility (as defined in Note 7 - Debt). Subsequent to year end, on February 3, 2025, we terminated the 2022 Revolving Credit Facility and entered into the Revolving Credit Facility in an amount of $2.5 billion (with the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions), which matures on February 3, 2029.
Payments of principal and interest under this indebtedness, or any other instruments governing debt we may incur in the future, may leave us with insufficient cash resources to pursue our business and growth strategies or to pay the distributions currently contemplated or necessary to qualify or maintain qualification as a REIT. Our substantial outstanding indebtedness or future indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:
•we may be required to use a significant portion of our cash flow from operations for our required principal and interest payments and our cash flow may be insufficient to meet such payments;
•our vulnerability to adverse economic, industry or competitive developments may be increased;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon transaction opportunities or fund future working capital, operational and other corporate needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms or at a loss;
•the ability of VICI OP to distribute cash to us may be limited or prohibited, which would materially and adversely affect our ability to make distributions on our common stock;
•we may fail to comply with the covenants in our loan documents, which would entitle the lenders to accelerate payment of outstanding loans; and
•we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk.
If any one of these events were to occur, our business, financial condition, liquidity, results of operations, cash flows and prospects could be materially and adversely affected, including our ability to satisfy our debt service obligations, pay distributions to our stockholders or refinancing existing or future indebtedness.
Heightened interest rates have, and may continue to, increase our overall interest expense.
Interest rates remain higher than the historic lows in recent years and continue to fluctuate through recent periods of increased volatility. The current interest rate environment, including the extent to which interest rates will continue to be volatile (and the pace of such changes/volatility) and the impact of such environment with respect to our future indebtedness, is uncertain. Increased interest rates have increased our overall interest rate expense and may, along with any future interest rate increases, decrease our cash available for distribution and have a resulting adverse impact on our ability to pay distributions to our stockholders or pursue our long-term strategic objectives. In addition, in an elevated interest rate environment, new debt, whether fixed or variable, is likely to be more expensive than debt that is being refinanced, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates. For example, in December 2024, we repaid $750.0 million in aggregate principal amount of 3.500% Senior Notes due 2025 with the proceeds of the issuance of $750.0 million in aggregate principal amount of 5.125% Senior Notes due 2031, resulting in a higher interest expense despite the repaid notes being issued in February 2020 in the high-yield bond market. In the event we continue to replace or refinance maturing debt with new debt at higher interest rates, our overall interest rate expense will continue to increase. Although we have previously used and currently use interest rate protection products, including forward starting interest rate swaps and U.S. Treasury Rate Locks, there is no assurance that we will continue to use such products in the future, we will utilize any of these products effectively or that such products will be available to us.
Further, the dividend yield on our common stock (i.e., the annualized distributions per share of our common stock as a percentage of the market price per share of our common stock) will influence the market price of such common stock. Thus, sustained periods of elevated market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield and, as a result, cause the market price of shares of our common stock to decline.
Disruption in the equity and debt capital markets may adversely affect our ability to access external funding for our growth and ongoing debt service requirements.
As a REIT, we are reliant on the equity and debt capital markets to finance our growth because we are required to distribute to our stockholders an amount equal to at least 90% of our taxable income (other than net capital gains) each year in order to maintain our qualification as a REIT. We expect to issue additional equity and incur additional indebtedness in the future to finance new asset acquisitions or investments, invest in our existing properties through our Partner Property Growth Fund strategy, refinance our existing indebtedness, or for general corporate or other purposes. Our access to financing (both equity and debt) on favorable terms, or at all, depends on a variety of factors, many of which are outside of our control, including general economic and market conditions, such as interest rate changes, inflation, economic recessions, contractions or slowdowns, our credit ratings and outlook, the willingness of lending institutions and other debt investors to grant credit to us and general conditions in the equity and credit markets, including price volatility, dislocations and liquidity disruptions.
In addition, when markets are volatile, access to equity and debt capital markets could be disrupted over an extended period of time and financial institutions may not meet their funding commitments to us. The failure of financial institutions to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain additional financing, or financing on favorable terms, that we may need for future growth and/or to refinance our existing indebtedness. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements (including refinancing our existing indebtedness), or that a sufficient amount of financing will be available to us on favorable terms, or at all.
Adverse changes in our credit ratings may affect our borrowing terms and capacity.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial condition, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Although all three national credit rating agencies currently rate us and our outstanding indebtedness as investment grade with a stable outlook, these are subject to change at any time and there is no guarantee that we will be able to maintain such credit ratings, which may affect the amount of capital we can access, as well as the terms of any financing we obtain, and there is no guarantee that we will realize increased access to capital or improved terms with respect to any financing we obtain as a result of credit rating upgrades (or that we will be able to maintain such upgraded credit ratings). Because we rely in part on debt financing to fund growth, an adverse change in our credit ratings, including actual changes and changes in outlook, or even the initiation of a review of our credit ratings that could result in an adverse change, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
A breach or default of covenants in our debt agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. We are also required to comply with certain financial maintenance covenants. A breach of any covenant under these agreements could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, our debt holders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Defaults under our debt instruments could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects.

We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
We use derivatives from time to time to hedge certain of our liabilities, which may include anticipated liabilities, interest rate risk and foreign currency risk. This has certain risks, including losses on a hedge position, which may reduce the return on our investments or increase the cost of financing (including transaction fees or breakage costs) intended to be hedged by such position. Any such losses or reduced gains from these derivatives may exceed the amount invested in such instruments or otherwise adversely affect our business, financial condition and results of operations. In addition, although the counterparties of these arrangements are major financial institutions, we are exposed to credit risk in the event of non-performance or default by the counterparties.
Future incurrences of debt, which would be senior to our shares of common stock upon liquidation, and/or issuance of preferred equity securities, which may be senior to our shares of common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.
We may in the future attempt to increase our capital resources by incurring additional debt or issuing preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares of common stock. In addition, shares of preferred stock, if issued, would likely limit our ability to make liquidating or other distributions to the holders of shares of our common stock under certain circumstances. Our decision to issue debt securities, incur other forms of indebtedness or to issue additional common stock or preferred stock in the future will depend on future developments, market conditions and other factors beyond our control, accordingly we cannot predict or estimate the amount, timing, nature or success of our future offerings. In addition, we expect to repay or refinance our existing indebtedness as it approaches maturity. Thus, our stockholders bear the risk of our issuing senior securities, incurring other senior obligations or issuing additional common stock in the future, which may reduce the market price of shares of our common stock, reduce cash available for distribution to common stockholders or dilute their stockholdings in us.
Risks Related to our Status as a REIT
We may incur adverse tax consequences if we have failed or fail to qualify as a REIT for U.S. federal income tax purposes.
We have operated, and intend to continue to operate, in a manner that we believe allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. In order to qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on an ongoing basis. Our REIT status is also dependent upon the ongoing and historic qualification of subsidiary entities qualifying as REITs or taxable REIT subsidiaries, as applicable. Furthermore, the determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.
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
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities and limit our expansion opportunities, or otherwise adversely affect our ability to execute our business plan.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, (i) our sources of income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our stockholders and (iv) the ownership of our stock. In order to meet these tests, we may be required to forgo investments we might otherwise make or liquidate investments from our portfolio that otherwise would be considered attractive. In addition, in order to satisfy the minimum distribution requirements applicable to REITs, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, which could require us to raise capital on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or issue dividends in the form of shares of our common stock. These actions could reduce our income and amounts available for distribution to our stockholders, and may hinder our ability to grow, which could adversely affect the market price of our common stock.
If VICI OP fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse tax consequences.
We believe that VICI OP has been organized and operated in a manner so as to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. As a partnership, VICI OP is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge VICI OP’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating VICI OP as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Additionally, the failure of VICI OP to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners, including us.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Generally, income from certain hedging transactions will be excluded from “gross income” for purposes of the 75% and 95% gross income tests that apply to REITs if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary, which could increase the cost of our hedging activities because the taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we make assurances of our ability to make distributions in the future. We may use borrowed funds to make distributions.
If cash available for distribution is less than the amount necessary to make cash distributions, our inability to make the expected distributions could have a material adverse effect on our business, including a decrease in the market price of our common stock. All distributions will be made at the discretion of our Board of Directors and will depend upon various factors, including, but not limited to: our historical and projected financial condition, cash flows, results of operations and REIT taxable income, limitations contained in financing instruments, debt service requirements, operating cash inflows and outflows, including capital expenditures and acquisitions, limitations on our ability to use cash generated in one or more taxable REIT subsidiaries, if any, to fund distributions and applicable law. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits in the future, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in our common stock. To the extent that such distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our REIT taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to make our required distributions, and we may need to raise additional equity or debt in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of our common stock or debt instruments, which could result in dilution or higher leverage, respectively. While the IRS has issued a revenue procedure indicating that certain distributions that are made partly in cash and partly in stock will be treated as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, no assurance can be provided that we will be able to satisfy the requirements of the revenue procedure. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include our common stock or debt instruments, a stockholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.
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
Changes to the U.S. federal income tax laws or global tax laws could have a material and adverse effect on us or our stockholders.
U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, which could have a material and adverse effect on us or our stockholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our common stock. In addition, changes to global tax laws could have a material and adverse effect on us or our stockholders.
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
Certain provisions in our charter and bylaws, as well as certain provisions of Maryland law, may delay, defer or prevent an acquisition of our common stock or a change in control.
Certain provisions of our charter and bylaws and the Maryland General Corporation Law (“MGCL”) could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:
• Our charter contains restrictions on the ownership and transfer of our stock to maintain our qualification as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively, with respect to any class or series of our capital stock, more than 9.8% (in value or by number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of such class or series of our capital stock. Under the constructive ownership rules of the Code, outstanding stock owned by a group of related individuals or entities may be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding shares of a class or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter provides that our Board of Directors may grant exceptions to the 9.8% ownership limit, subject in each case to certain initial and ongoing conditions designed to protect our status as a REIT. These ownership limits may prevent a third party from acquiring control of us if our Board of Directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests. An exemption from the 9.8% ownership limit has previously been granted to certain stockholders, and our Board of Directors may in the future provide exceptions to the ownership limit for other stockholders, subject to the aforementioned initial and ongoing conditions designed to protect our status as a REIT.
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
• Certain provisions of Maryland law may limit the ability of a third party to acquire control of us. Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then prevailing market price of such shares, including (i) “business combination” provisions that, subject to additional terms and limitations, prohibit certain business combinations between an “interested stockholder” (or affiliate) and us for five years after the most recent date on which the stockholder becomes an interested stockholder; and (ii) “control share” provisions that provide that holders of “control shares” of our company have no voting rights with respect to “control shares” except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all votes entitled to be cast by the acquirer of control shares, and by any of our officers and employees who are also our directors.
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
Our charter, our bylaws, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
We utilize expert cybersecurity independent consultants, including a contracted Chief Information Security Officer (“CISO”) and additional third-party managed service providers, who work with and report to our Vice President of Accounting and Administration (“VPAA”) to identify potential risks from cybersecurity threats and proactively mitigate their potential impact. The CISO and related team have extensive experience in assessing, detecting, responding and mitigating cybersecurity risk, including holding several different relevant certifications as well as experience working with, and assessing cybersecurity risk of, IT managed service providers.
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
In the event of a cybersecurity incident, we maintain a regularly tested incident response program, including response playbooks specifically designed to address our areas of higher risk. Pursuant to our escalation protocols, designated personnel, including our CISO and VPAA, along with appropriate members of our management and executive team, are responsible for assessing the severity/priority of a cybersecurity incident and associated threat, containing the threat, and remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We also maintain cybersecurity insurance coverage; for more information regarding cybersecurity insurance, see “Item 1A. Risk Factors”.
Governance
Our Audit Committee, in connection with the Board of Directors, maintains oversight of our ERM framework, including oversight over our cybersecurity and information technology policies and programs.
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
Cybersecurity Risks
To date, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For more information regarding cybersecurity risks, see “Item 1A. Risk Factors”.

ITEM 2.	Properties
Our geographically diverse portfolio consists of 93 experiential assets as of December 31, 2024, consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM

Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip, approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2024, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VICI Properties Inc.
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 19, 2025, there were 1,056,339,141 shares of common stock issued and outstanding that were held by 331 stockholders of record. The number of stockholders of record does not include beneficial owners of shares registered in nominee or street name.
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
VICI intends to make distributions to its stockholders to comply with the REIT requirements of the Code and to avoid or otherwise minimize paying entity-level federal or excise tax (other than at any TRS). Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (with certain adjustments), determined without regard to the dividends paid deduction and excluding any net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains.
Recent Sales of Unregistered Securities
VICI did not sell any unregistered equity securities during the year ended December 31, 2024.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2024, VICI did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
VICI Properties LP
Market Information
There is no established public trading market for limited partnership units of VICI LP.
Holders
As of February 19, 2025, there was one holder of record of limited partnership units of VICI LP.
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
Recent Sales of Unregistered Securities
VICI LP did not sell any unregistered equity securities during the year ended December 31, 2024.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2024, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
Stock Performance Graph
The graph below compares our cumulative total stockholder return for the period from December 31, 2019 to December 31, 2024 on our common stock with the cumulative total returns of the S&P 500 Index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2019 until December 31, 2024. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Comparison of Cumulative Total Returns
for the Period from December 31, 2019 to December 31, 2024
Index Value
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
VICI Properties Inc.	$100.0	$106.0	$131.1	$148.3	$153.6	$148.9
MSCI US REIT Index	$100.0	$92.5	$132.3	$99.9	$113.6	$123.6
S&P 500	$100.0	$118.4	$152.3	$124.7	$157.5	$196.8

ITEM 6.	[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of VICI Properties Inc. and VICI Properties L.P. for the year ended December 31, 2024 should be read in conjunction with the audited consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A. of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
OVERVIEW
We are an owner and acquirer of experiential real estate assets across leading gaming, hospitality, wellness, entertainment and leisure destinations. Our geographically diverse portfolio currently consists of 93 experiential assets consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada. Our portfolio also includes certain real estate debt investments, most of which we have originated for strategic reasons in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. We also own four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip. We conduct our operations as a REIT for U.S. federal income tax purposes. We conduct our real property business through our operating partnership, VICI OP, and our golf course business through a TRS, VICI Golf. For additional information with respect to our business and operations, refer to Item 1. - Business.
Key 2024 Highlights
Operating Results
•Collected 100% of contractual rent in cash.
•Total revenues increased 6.6% year-over-year to $3.8 billion.
•Net income attributable to common stockholders increased 6.6% year-over-year to $2.7 billion, and net income attributable to common stockholders per diluted share increased 3.3% to $2.56.
•AFFO increased 8.4% year-over-year to $2.4 billion and AFFO per diluted share increased 5.1% to $2.26.
Significant Achievements
•Invested $411.8 million through our Partner Property Growth Fund adding $33.2 million in annualized rent to our portfolio.
•Originated three debt investments totaling $365.0 million of commitments.
◦Funded new and existing loan commitments totaling $579.1 million.
•Announced an increase in our quarterly cash dividend to $0.4325 per share (or $1.73 per share on an annualized basis) in the third quarter of 2024, representing a 4.2% increase compared to our previous quarterly dividend.
•Issued $1,050.0 million and $750.0 million of investment grade senior notes in March and December 2024, respectively, to refinance existing debt.
•Sold 12,015,399 forward shares under our ATM Program (as defined in Note 11 - Stockholders Equity) during the year with an estimated aggregate net offering value of $376.3 million and settled 13,194,739 forward shares outstanding under our ATM Program for aggregate net proceeds of $379.4 million.

SUMMARY OF SIGNIFICANT ACTIVITIES
Acquisition and Leasing Activity
•Indigenous Gaming Partners - PURE Lease Assignment. On December 10, 2024, we entered into an amendment and consented to the assignment of the PURE Master Lease to an affiliate of IGP, in connection with the acquisition of the operating assets of PURE Canadian Gaming Corp. by a subsidiary of IGP. The economic terms of the PURE Master Lease remain unchanged.
In connection with the assignment of the PURE Master Lease, we received a 5-year ROFO on future sale-leaseback transactions with IGP. Any additional properties acquired pursuant to the ROFO will be added to the PURE Master Lease.
•Venetian Capital Investment. On May 1, 2024, we entered into agreements to fund the up to $700.0 million Venetian Capital Investment for extensive reinvestment projects at the Venetian Resort through our Partner Property Growth Fund strategy. The invested capital will earn a return through the addition of incremental rent to the Venetian Lease. The up to $700.0 million of funding through our Partner Property Growth Fund strategy is comprised of $400.0 million that has already been funded and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment was funded based on a fixed schedule: $100.0 million was funded in the second quarter of 2024, $150.0 million was funded in the third quarter of 2024 and $150.0 million was funded on October 1, 2024. The previous Property Growth Fund Agreement entered into with the tenant in connection with the Venetian Resort acquisition providing for up to $1.0 billion of future development and construction project funding was terminated on May 1, 2024 concurrently with the entry into the agreement to fund the Venetian Capital Investment.
In connection with the Venetian Capital Investment, annual rent under the Venetian Lease will increase commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). In addition to any increase pursuant to the Incremental Venetian Rent, annual rent under the Venetian Lease will begin escalating annually at 2.0% on March 1, 2029 and, commencing on March 1, 2031, will begin escalating on the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%. The aggregate annual rent under the Venetian Lease increased by $29.0 million as a result of the $400.0 million of funding under the Venetian Capital Investment.
Real Estate Debt Investment Activity
•One Beverly Hills Mezzanine Loan. Subsequent to year end, on February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury mixed-use development. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills and will also include a full-scale refurbishment of The Beverly Hilton, Aman-branded hospitality and residential offerings, and 10 acres of botanical gardens and open space. The development project has already commenced construction and is expected to be completed late 2027.
The mezzanine loan has an initial maturity in March 2026 and has one 12-month extension option subject to certain conditions. We funded the investment with a combination of cash on hand and drawing down funds under our Revolving Credit Facility (as defined in Note 7 - Debt).
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the year ended December 31, 2024:

($ in millions)
Real Estate Debt Investment	Date	Investment Type	Commitment	Collateral
Great Wolf Mezzanine Loan (1)	May 9, 2024	Mezzanine	$250.0	Portfolio of nine Great Wolf Lodge resorts across the United States
Chelsea Piers One Madison Loan	February 7, 2024	Senior Secured Loan	10.0	Certain equipment of the fitness club at the One Madison building in New York, NY
Homefield Margaritaville Loan (2)	January 23, 2024	Senior Secured Loan	105.0	Margaritaville Resort in Kansas City, Kansas, under development
Total			$365.0
____________________
(1) In connection with the Great Wolf Mezzanine Loan, the $79.5 million mezzanine loan for Great Wolf Lodge Maryland was repaid in full.
(2) Simultaneous with entering into the loan agreement, we entered into a call right agreement that provides us with a call option on (i) the Margaritaville Resort, (ii) the new Homefield Kansas City youth sports training facility, (iii) the new Homefield baseball center, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. We also received a right of first refusal to acquire the real estate of any future Homefield property, should Homefield elect to monetize such assets in a sale-leaseback transaction. If the call option is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple-net master lease with us.
Financing and Capital Markets Activity
•New Revolving Credit Facility. Subsequent to year end, on February 3, 2025, we entered into the Credit Agreement (as defined in Note 7 - Debt) providing for the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on February 3, 2029. Concurrently, we terminated our 2022 Revolving Credit Facility and 2022 Credit Agreement (each as defined in Note 7 - Debt). The Credit Facility includes two six-month maturity extension options (or one twelve-month extension option), the exercise of which in each case is subject to customary conditions and the payment of an extension fee. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extension. Borrowings under the Credit Facility will bear interest, at VICI LP’s option, for U.S. Dollar borrowings at either (i) a rate based on SOFR plus a margin ranging from 0.70% to 1.40%, or (ii) a base rate plus a margin ranging from 0.00% to 0.40%, in each case, with the actual margin determined according to the Borrower’s debt ratings and total leverage ratio. In addition to U.S. Dollar borrowings, borrowings under the Credit Facility are also available in certain specific foreign currencies, bearing interest based on rates customary for such foreign currencies and subject to the same applicable margins for U.S. Dollar borrowings. In addition, the Credit Agreement includes the option to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. Refer to Note 7 - Debt included in this Annual Report on Form 10-K for additional information.
•At-The-Market Offering Programs. During the year ended December 31, 2024, we sold an aggregate of 12,015,399 shares under the ATM Program, all of which were subject to forward sale agreements, for estimated aggregate net offering value of $376.3 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates. In July, October and November 2024, we physically settled certain outstanding forward shares issued under the ATM Program in exchange for aggregate net proceeds of approximately $379.4 million.
•Senior Notes Offerings.
◦On March 18, 2024, VICI LP issued (i) $550.0 million in aggregate principal amount of 5.750% Senior Notes due 2034, which mature on April 1, 2034 and (ii) $500.0 million in aggregate principal amount of 6.125% Senior Notes due 2054, which mature on April 1, 2054, in each case under a supplemental indenture (the “March 2024 Notes”). We used the net proceeds of the offering to redeem (i) $1,024.2 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024 and (ii) $25.8 million in aggregate principal amount of 5.625% Senior Notes due May 1, 2024.
◦On December 19, 2024, VICI LP issued $750.0 million in aggregate principal amount of 5.125% Senior Notes due 2031, which mature on November 15, 2031 under a supplemental indenture (the “December 2024 Notes”). We used the net proceeds of the offering to redeem $750.0 million in aggregate principal amount of 3.500% Senior Notes due February 15, 2025.
•Forward-Starting Interest Rate Swap Agreements.
◦In connection with our March 2024 Notes offering, we settled seven outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million resulting in net proceeds of $2.8 million.
◦During the year ended December 31, 2024, we entered into seven forward-starting interest rate swap agreements and five U.S. Treasury Rate Lock agreements for an aggregate notional amount of $650.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in February 2025. In connection with our December 2024 Notes offering, we settled the outstanding forward-starting interest rate swap agreements and U.S. Treasury Rate Lock agreements resulting in net proceeds of $6.8 million. Since the forward-starting interest rate swaps and U.S. Treasury Rate Lock agreements were hedging the interest rate risk on the respective senior unsecured notes offering, the unrealized gain in Accumulated other comprehensive income is being amortized over the term of the respective derivative instruments, which matches that of the underlying notes, as a decrease in interest expense.

◦During the year ended December 31, 2024, we entered into four forward-starting interest rate swap agreements for an aggregate notional amount of $200.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in May 2025. These four forward-starting interest rate swap agreements were outstanding as of December 31, 2024.
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Tenant and Industry Performance
Our tenants (and respective guarantors, as applicable) under our lease agreements are leading gaming and experiential operators across the United States, Canada and abroad. Rental payments under our lease agreements comprise, and are expected to continue to comprise, a substantial majority of our revenues. Accordingly, we are dependent on, among other things, our tenants’ (and respective guarantors’, as applicable) financial performance, the performance of the gaming and other experiential industries and the health of the economies in the areas where our properties are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s business, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, the financial performance of our tenants (and respective guarantors, as applicable) also has a direct impact on our financial results in a given reporting period due to the impact of ASC 326 “Credit Losses” (“ASC 326”), which requires us to estimate and record non-cash expected credit losses related to our investments, including changes on a quarterly basis, that are recorded in our Statement of Operations and impact our reported net income. The change in non-cash allowance for credit losses for a given period is dependent upon, among other things, our tenants’ and guarantors’ financial performance. For more information regarding ASC 326, refer to Note 5 - Allowance for Credit Losses included in this Annual Report on Form 10-K.
Business Strategy
Our business prospects and future growth will be significantly influenced by the success of our business strategy, and the timing, availability and terms of financing for any acquisitions and investments that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ operating and financial performance and the gaming and other experiential industries in which they operate, including those described herein. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases that we may enter into will significantly impact our future results. Competition to enter into transactions with attractive properties and desirable tenants is intense, and we can provide no assurance that any future acquisitions, investments or leases will be on terms as favorable to us as those from comparable recent or historical transactions.
Impact of the Macroeconomic Environment
We anticipate that we will finance our future growth with a combination of debt and equity, although no assurance can be given that we will be able to issue equity and/or debt in such amounts on favorable terms, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. Macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of changing interest rates, inflation, threat of recession, geopolitical uncertainty, and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending and increased operational expenses, such as with respect to labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our lease agreements.
However, the current macroeconomic environment, including heightened interest rates and market volatility, impacts our business in certain respects, such as by increasing interest expense with respect to any borrowings under our Revolving Credit Facility and refinancing of recent and upcoming debt maturities, volatility of our share price with respect to sales of common stock, and, with respect to potential transactions, evaluating asset and property values in discussions with potential counterparties and obtaining transaction financing on attractive terms, all of which could increase our cost of capital, limit the benefits of any such transactions, and negatively impact our growth prospects.
With respect to our lease agreements, which generally provide for annual rent escalation based on a specified percentage increase and/or increases in CPI, we expect that current inflation levels will result in additional rent increases over time under our CPI-based lease provisions (subject to any applicable caps or periods in which such provisions do not apply). However, these rent increases may not match increasing inflation during periods when inflation rates are greater than the applicable CPI-

based caps.
Overall Implications of Such Material Trends on Our Business
As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which the trends set forth herein adversely affect our tenants, the industries in which they operate, and/or ultimately impact our business depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends discussed herein (including among other things, heightened interest rates, inflation, economic recessions, consumer confidence levels and general conditions in the capital and credit markets) and the impact of any future measures taken in response to such trends on our tenants.
For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

(In thousands)	2024	2023	Variance
Revenues
Income from sales-type leases	$2,068,443	$1,980,178	$88,265
Income from lease financing receivables, loans and securities	1,662,889	1,519,516	143,373
Other income	77,422	73,326	4,096
Golf revenues	40,451	38,968	1,483
Total revenues	3,849,205	3,611,988	237,217

Operating expenses
General and administrative	69,109	59,603	9,506
Depreciation	4,125	4,298	(173)
Other expenses	77,422	73,326	4,096
Golf expenses	26,895	27,089	(194)
Change in allowance for credit losses	126,720	102,824	23,896
Transaction and acquisition expenses	4,567	8,017	(3,450)
Total operating expenses	308,838	275,157	33,681

Income from unconsolidated affiliate	—	1,280	(1,280)
Interest expense	(826,097)	(818,056)	(8,041)
Interest income	16,095	23,970	(7,875)
Other gains	581	4,456	(3,875)
Income before income taxes	2,730,946	2,548,481	182,465
(Provision for) benefit from income taxes	(9,704)	6,141	(15,845)
Net income	2,721,242	2,554,622	166,620
Less: Net income attributable to non-controlling interests	(42,432)	(41,082)	(1,350)
Net income attributable to common stockholders	$2,678,810	$2,513,540	$165,270

Revenue

For the years ended December 31, 2024 and 2023, our revenue was comprised of the following items:

(In thousands)	2024	2023	Variance
Leasing revenue	$3,596,884	$3,420,934	$175,950
Income from loans	134,448	78,760	55,688
Other income	77,422	73,326	4,096
Golf revenues	40,451	38,968	1,483
Total revenues	$3,849,205	$3,611,988	$237,217
Leasing Revenue
The following table details the components of our income from sales-type lease and lease financing receivables:

(In thousands)	2024	2023	Variance
Income from sales-type leases	$2,068,443	$1,980,178	$88,265
Income from lease financing receivables (1)	1,528,441	1,440,756	87,685
Total leasing revenue	3,596,884	3,420,934	175,950
Non-cash adjustment (2)	(537,927)	(515,556)	(22,371)
Total contractual leasing revenue	$3,058,957	$2,905,378	$153,579
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $176.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. Total contractual leasing revenue increased $153.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increases were primarily driven by the acquisition of the remaining 49.9% of the MGM Grand/Mandalay Bay portfolio, and the addition to our portfolio of the PURE Master Lease in January 2023, the Rocky Gap Casino component of the Century Master Lease in July 2023, the Century Canadian Portfolio component of the Century Master Lease in September 2023, the Lucky Strike (formerly known as Bowlero) Master Lease in October 2023, the Chelsea Piers Lease in December 2023 and the incremental rent increase from the Venetian Capital Investment in July and October 2024, as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans
Income from loans increased $55.7 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the full repayment of certain loan investments.
Other Income
Other income increased $4.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven primarily by the additional income as a result of the assumption of certain ground leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined that we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.

Operating Expenses
For the years ended December 31, 2024 and 2023, our operating expenses were comprised of the following items:

(In thousands)	2024	2023	Variance
General and administrative	$69,109	$59,603	$9,506
Depreciation	4,125	4,298	(173)
Other expenses	77,422	73,326	4,096
Golf expenses	26,895	27,089	(194)
Change in allowance for credit losses	126,720	102,824	23,896
Transaction and acquisition expenses	4,567	8,017	(3,450)
Total operating expenses	$308,838	$275,157	$33,681
General and Administrative Expenses
General and administrative expenses increased $9.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by a one-time charitable contribution to facilitate the Company’s corporate giving initiatives and by an increase in compensation, including stock-based compensation.
Other Expenses
Other expenses increased $4.1 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven primarily by the additional expense as a result of the assumption of certain ground leases in connection with the closing of the acquisition of the Rocky Gap Casino in July 2023 and the sale-leaseback transaction with Chelsea Piers in December 2023. We determined we are the primary obligor of the respective ground and use leases and, accordingly, record the related income and expense on a gross basis on our Income Statement. The lease agreements require our tenants to cover all costs associated with such ground and use sub-leases and provide for their direct payment to the primary landlord.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $23.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by changes to the reasonable and supportable period, or R&S Period probability of default, or PD, and loss given default, LGD, of our existing tenants and their parent guarantors (as applicable) as a result of market performance and changes in the macroeconomic model used to scenario condition such inputs, partially offset by lower initial CECL allowances recorded on our acquisition and loan origination activity. We recorded initial CECL allowances of $2.9 million on our $365.0 million of loan origination activity during the year ended December 31, 2024, compared to initial CECL allowances of $279.0 million on our $4.1 billion of property acquisition activity and $14.0 million on our $698.2 million of loan origination activity during the year ended December 31, 2023.
Further fluctuation in the change in allowance for credit losses are the result of (i) changes to the long-term period PD as a result of changes in the credit ratings of our existing tenants and their parent guarantors, which are used to estimate the long-term PD and (ii) annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition costs decreased $3.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the years ended December 31, 2024 and 2023, our non-operating income and expenses were comprised of the following items:

(In thousands)	2024	2023	Variance
Income from unconsolidated affiliate	$—	$1,280	$(1,280)
Interest expense	(826,097)	(818,056)	(8,041)
Interest income	16,095	23,970	(7,875)
Other gains	581	4,456	(3,875)
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate during the year ended December 31, 2023 represents our 50.1% share of the income of the MGM Grand/Mandalay Bay JV for the period from January 1, 2023 through January 8, 2023, immediately prior to the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition (as defined in Note 3 - Real Estate Transactions). Beginning on January 9, 2023, upon the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition, we consolidated the operations of the MGM Grand/Mandalay Bay JV and, subsequently, such income is included in Income from sales-type lease on our Statement of Operations and, accordingly, no Income from unconsolidated affiliate was recognized for the year ended December 31, 2024.
Interest Expense
Interest expense increased $8.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily related to an increase in debt outstanding from the (i) C$140.0 million, C$75.0 million and £14.5 million draws on the 2022 Revolving Credit Facility to finance the acquisition of the PURE Canadian Portfolio in January 2023, the acquisition of the Canadian portfolio component of the Century Master Lease in September 2023 and the Cabot Highlands loan in December 2023, respectively, partially offset by C$27.0 million of principal paydowns under the 2022 Revolving Credit Facility, and (ii) assumption of $3.0 billion aggregate principal amount of CMBS debt on January 9, 2023, in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition, the combination of which resulted in an additional $3.2 billion in notional amount of debt in 2024 compared to 2023.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.34% during the year ended December 31, 2024 from 4.33% during the year ended December 31, 2023, as a result of a higher effective interest rate on (i) the draws on the 2022 Revolving Credit Facility, and (ii) the March 2024 Notes and December 2024 Notes as compared to the debt that was refinanced by such notes.
Interest Income
Interest income decreased $7.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by an overall decrease in our cash on hand throughout the current year as compared to the prior year.
Other Gains
Other gains decreased $3.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The change primarily relates to the sale of excess land in April 2023 and foreign currency remeasurement adjustments associated with our investments in Canada and the United Kingdom. In connection with such investments, we entered into foreign-denominated debt on the 2022 Revolving Credit Facility, of which C$188.0 million and £14.5 million is currently outstanding on the Revolving Credit Facility and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations.
Results of Operations of VICI Properties L.P.
The operating results of VICI LP are materially consistent with those of the consolidated results of operations of VICI. However certain differences arise primarily related to the operations of VICI Golf which resulted in additional revenue and income to VICI which are not recognized at VICI LP, partially offset by additional VICI Golf expenses, including depreciation and income taxes and certain general and administrative expenses recognized at VICI but not recognized at VICI LP. Refer to the Explanatory Note at the beginning of this Form 10-K for additional information on the presentation of VICI and VICI LP and the differences between the two Financial Statements.

Results of Operations for the Years Ended December 31, 2023 and 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024 and incorporated by reference herein.
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
We calculate VICI’s Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense (including the impact of the forward-starting interest rate swaps and treasury locks) and interest income (collectively, interest expense, net), current income tax expense and our proportionate share of such adjustments from our investment in unconsolidated affiliate.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Year Ended December 31,
(In thousands, except share data and per share data)	2024	2023
Net income attributable to common stockholders	$2,678,810	$2,513,540
Real estate depreciation	—	—
Joint venture depreciation and non-controlling interest adjustments	—	1,426
FFO attributable to common stockholders	2,678,810	2,514,966
Non-cash leasing and financing adjustments	(537,708)	(515,488)
Non-cash change in allowance for credit losses	126,720	102,824
Non-cash stock-based compensation	17,511	15,536
Transaction and acquisition expenses	4,567	8,017
Amortization of debt issuance costs and original issue discount	71,592	70,452
Other depreciation	3,428	3,741
Capital expenditures	(3,007)	(2,842)
Other gains (1)	(581)	(4,456)
Deferred income tax provision (benefit)	5,439	(10,426)
Joint venture non-cash adjustments and non-controlling interest adjustments	4,022	4,716
AFFO attributable to common stockholders	2,370,793	2,187,040
Interest expense, net	738,410	723,634
Current income tax expense	4,265	4,285
Joint venture interest expense and non-controlling interest adjustments	(8,551)	(5,287)
Adjusted EBITDA attributable to common stockholders	$3,104,917	$2,909,672

Net income per common share
Basic	$2.56	$2.48
Diluted	$2.56	$2.47
FFO per common share
Basic	$2.56	$2.48
Diluted	$2.56	$2.48
AFFO per common share
Basic	$2.26	$2.16
Diluted	$2.26	$2.15
Weighted average number of shares of common shares outstanding
Basic	1,046,739,537	1,014,513,195
Diluted	1,047,675,111	1,015,776,697
____________________
(1) Represents non-cash foreign currency remeasurement adjustments and gain on sale of land.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2024, our available cash and cash equivalents balance, short-term investments and capacity under our 2022 Revolving Credit Facility were as follows:

(In thousands)	December 31, 2024
Cash and cash equivalents	$524,615
Capacity under 2022 Revolving Credit Facility (1)	2,351,154
Proceeds available from settlement of Forward Sale Agreements (2)	376,253
Total	$3,252,022
____________________
(1)Subsequent to year end, on February 3, 2025, we entered into the Credit Agreement providing for the Revolving Credit Facility in the amount of $2.5 billion and concurrently terminated our 2022 Revolving Credit Facility and 2022 Credit Agreement. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional extensions of credit. In addition, the Credit Agreement includes the option to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 12.0 million outstanding forward shares as of December 31, 2024 under our at-the-market forward sale agreements at a forward sales price of $31.31 calculated as of December 31, 2024.
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
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs and investment grade issuers, market perceptions, the trading price of our stock, trading value of our unsecured debt and uncertainties related to the macroeconomic environment. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time and with respect to any specific funding requirements, but financing through the capital markets may not be consistently available on terms we deem attractive, or at all.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2024, we had $17.1 billion of debt obligations outstanding of which $500.0 million matures on May 15, 2025 and $800.0 million matures on June 15, 2025. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund strategy and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of December 31, 2024. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2025	2026	2027	2028	2029 and Thereafter
Long-term debt, principal
Senior unsecured notes	$13,950,000	$1,300,000	$1,750,000	$1,500,000	$1,600,000	$7,800,000
MGM Grand/Mandalay Bay CMBS debt	3,000,000	—	—	—	—	3,000,000
Revolving credit facility (1)	148,846	—	148,846	—	—	—
Scheduled interest payments (2)	5,510,383	753,796	720,368	604,785	531,894	2,899,540
Total debt contractual obligations	22,609,229	2,053,796	2,619,214	2,104,785	2,131,894	13,699,540

Leases and contracts (3)
Future funding commitments – loan investments and Partner Property Growth Fund (4)	548,524	341,445	205,930	1,149	—	—
Golf course operating lease and contractual commitments	40,009	2,153	2,197	2,241	2,285	31,133
Corporate office lease	15,429	73	1,742	871	1,742	11,001
Total leases and contractual obligations	603,962	343,671	209,869	4,261	4,027	42,134

Total contractual commitments	$23,213,191	$2,397,467	$2,829,083	$2,109,046	$2,135,921	$13,741,674
__________________
(1) Subsequent to year end, on February 3, 2025, we entered into the Credit Agreement providing for the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on February 3, 2029, and concurrently terminated the 2022 Revolving Credit Facility and 2022 Credit Agreement.
(2) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the CORRA and SONIA rates as of December 31, 2024.
(3) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(4) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund. As of December 31, 2024, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw such funds. The utilization of funding commitments under the Partner Property Growth Fund, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects. For further information, refer to Note 3 – Real Estate Transactions.

Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$2,381,498	$2,181,009	$200,489
Used in investing activities	(922,781)	(2,899,095)	1,976,314
(Used in) provided by financing activities	(1,457,121)	1,031,790	(2,488,911)
Net increase in cash, cash equivalents and restricted cash	$2,041	$313,641	$(311,600)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $200.5 million for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase was primarily driven by the acquisition of the remaining 49.9% of the MGM Grand/Mandalay Bay portfolio in January 2023, and an increase in rental payments from the addition of the Rocky Gap Casino component of the Century Master Lease in July 2023, the Canadian portfolio component of the Century Master Lease in September 2023, the Lucky Strike Master Lease in October 2023, the Chelsea Piers Lease in December 2023, the annual rent escalators on our Caesars Leases and certain of our other lease agreements, and the incremental rent increase from the Venetian Capital Investment in July and October 2024, as well as the incremental interest income associated with additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $1,976.3 million for the year ended December 31, 2024 compared with the year ended December 31, 2023.
During the year ended December 31, 2024, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $579.1 million;
•Payments to fund the Venetian Capital Investment and Partner Property Growth Fund investment at Caruthersville in the aggregate amount of $411.8 million;
•Proceeds from the repayment of the Great Wolf Lodge Maryland mezzanine loan in the amount of $79.5 million;
•Investments and maturities of short-term investments of $29.6 million;
•Acquisition of property and equipment costs of $7.5 million; and
•Capitalized transaction costs of $5.9 million.
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
•Proceeds from the sale of land of $6.2 million; and
•Acquisition of property and equipment costs of $4.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities increased $2,488.9 million for the year ended December 31, 2024 compared with the year ended December 31, 2023.
During the year ended December 31, 2024, the primary sources and uses of cash from financing activities included:
•Redemption of the outstanding (i) $1,050.0 million in aggregate principal amount of the 5.625% senior unsecured notes due 2024, and (ii) $750.0 in aggregate principal amount of 3.500% senior unsecured notes due 2025;
•Net proceeds from the issuance of the March 2024 Notes and December 2024 Notes in the amount of $1,771.2 million;
•Dividend payments of $1,753.0 million;
•Proceeds of $378.7 million from the physical settlement of 13,194,739 forward shares under our ATM Program, net of equity offering costs paid in the current year;
•Paydowns of $94.3 million in aggregate on our 2022 Revolving Credit Facility;
•Draws of $82.2 million in aggregate on our 2022 Revolving Credit Facility;
•Distributions of $31.2 million to non-controlling interests;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.3 million; and
•Payments of debt issuance costs of $5.3 million.
During the year ended December 31, 2023, the primary sources and uses of cash from financing activities included:
•Net proceeds of $2,480.1 million from the issuance of an aggregate 79,065,750 shares of our common stock pursuant to the full physical settlement of certain of our forward sale agreements, net of equity offering costs paid in the current year;
•Dividend payments of $1,583.8 million;
•Draws of $419.1 million in aggregate on our 2022 Revolving Credit Facility and subsequent paydown of $250.0 million on our 2022 Revolving Credit Facility;
•Distributions of $28.6 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.0 million.
Debt
For a summary of our debt obligations as of December 31, 2024, refer to Note 7 - Debt. For a summary of our financing activities in 2024 refer to “Summary of Significant 2024 Activity - Financing and Capital Markets Activity” above.
Covenants
Our debt obligations are subject to certain customary financial and operating covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status.
At December 31, 2024, we were in compliance with all required debt-related covenants, including financial covenants.
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

Lease Accounting
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”), which requires us to use significant estimates and judgment in applying the accounting standard. Upon lease inception or lease modification, we assess the lease classification of the different components of the property, generally land and building, to determine whether each component should be classified as a direct financing, sales-type or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by (i) significant judgments around the inclusion of renewal terms in the non-cancelable lease period and whether such renewal terms are reasonably certain to be exercised and (ii) the estimation of both the value assigned to the land and building property components upon acquisition and the estimation of the unguaranteed residual value of such components at the end of the lease term. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.
We use industry standard practices to estimate both the value assigned to the land and building property components upon acquisition and the unguaranteed residual value of such components, including comparable sales and replacement cost analyses. Although we believe our estimate of both the value assigned to the land and building property components upon acquisition and the unguaranteed residual value of such components is reasonable, no assurance can be given that such amounts will be correct. In particular a change in the estimates could have a material impact on the lease classification determination and the timing and amount of income recognized over the life of the lease.
Allowance for Credit Losses
ASC 326 “Financial Instruments-Credit Losses” (“ASC 326”) requires that we measure and record current expected credit losses (“CECL”) for the majority of our investments, the scope of which includes our Investments in leases - sales-type, Investments in leases - financing receivables and Investments in loans. We have elected to use a discounted cash flow model to estimate the Allowance for credit losses, or CECL allowance for our leases. This model requires us to develop cash flows that project estimated credit losses over the life of the lease and discount these cash flows at the investment’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the investment and the present value of the expected credit loss cash flows.
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
The following table illustrates the impact on the CECL allowance of our investment portfolio as a result of a 10% increase and decrease in the weighted average percentages used to estimate Long-Term PD and LGD of all of our tenants and their parent guarantors. Refer to Note 5 - Allowance for Credit Losses for further information on our CECL Allowance and related balances as of December 31, 2024.

($ in thousands)	Long-Term PD		Long-Term LGD
Change	Change in CECL Allowance %	Change in CECL Allowance $	Change in CECL Allowance %	Change in CECL Allowance $
10% increase	0.21%	$91,990	0.25%	$110,597
10% decrease	(0.21)%	$(93,927)	(0.25)%	$(110,602)
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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of December 31, 2024, we had $17.1 billion of aggregate principal amount of outstanding indebtedness, of which 99.0% has a fixed interest rate and 1.0% has a variable interest rate, representing the US$148.8 million outstanding balance under the 2022 Revolving Credit Facility (denominated in CAD and GBP). As of December 31, 2024, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.5 million using the applicable exchange rate as of December 31, 2024.
Additionally, we are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when long-term debt matures, we may have to refinance such debt at a higher interest rate. In a heightened interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements, U.S. Treasury rate lock agreements and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
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
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15. - Exhibits and Financial Statement Schedules of this Form 10-K appear on pages F-2 to F-52. See accompanying Index to the Consolidated Financial Statements on page F-1.

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
VICI’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
VICI LP’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI LP’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI LP’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI LP’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

3.3	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

3.4	Amended and Restated Bylaws of VICI Properties Inc. (as amended December 19, 2022).		10-K	3.4	2/23/2023

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.2	2/22/2024

4.3	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.4	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.4	2/22/2024

4.5	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.6	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.8	2/22/2024

4.7	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/20/2020

4.8	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.10	2/22/2024

4.9	Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.1	4/29/2022

4.10	First Supplemental Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	4/29/2022

4.11	Second Supplemental Indenture, dated as of March 18, 2024, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	3/18/2024

4.12	Third Supplemental Indenture, dated as of December 19, 2024, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	12/19/2024

4.13	Form of Global Note representing the 4.375% Senior Notes due 2025 (included in Exhibit 4.10).	8-K	4.3	4/29/2022

4.14	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.10).	8-K	4.4	4/29/2022

4.15	Form of Global Note representing the 4.950% Senior Notes due 2030 (included in Exhibit 4.10).	8-K	4.5	4/29/2022

4.16	Form of Global Note representing the 5.125% Senior Notes due 2032 (included in Exhibit 4.10).	8-K	4.6	4/29/2022

4.17	Form of Global Note representing the 5.625% Senior Notes due 2052 (included in Exhibit 4.10).	8-K	4.7	4/29/2022

4.18	Form of Global Note representing the 5.750% Senior Notes due 2034 (included in Exhibit 4.11)	8-K	4.3	3/18/2024

4.19	Form of Global Note representing the 6.125% Senior Notes due 2054 (included in Exhibit 4.11)	8-K	4.4	3/18/2024

4.20	Form of Global Note representing the 5.125% Senior Notes due 2031 (included in Exhibit 4.12)	8-K	4.3	12/19/2024

4.21	Indenture, dated as of April 29, 2022, relating to the 4.625% Senior Notes due 2025, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.9	4/29/2022

4.22	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2026, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.10	4/29/2022

4.23	Indenture, dated as of April 29, 2022, relating to the 5.750% Senior Notes due 2027, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.11	4/29/2022

4.24	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2028, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.12	4/29/2022

4.25	Indenture, dated as of April 29, 2022, relating to the 3.875% Senior Notes due 2029, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.13	4/29/2022

4.26	Form of Global Note representing the 4.625% Senior Notes due 2025 (included in Exhibit 4.21).	8-K	4.15	4/29/2022

4.27	Form of Global Note representing the 4.500% Senior Notes due 2026 (included in Exhibit 4.22).	8-K	4.16	4/29/2022

4.28	Form of Global Note representing the 5.750% Senior Notes due 2027 (included in Exhibit 4.23).	8-K	4.17	4/29/2022

4.29	Form of Global Note representing the 4.500% Senior Notes due 2028 (included in Exhibit 4.24).	8-K	4.18	4/29/2022

4.30	Form of Global Note representing the 3.875% Senior Notes due 2029 (included in Exhibit 4.25).	8-K	4.19	4/29/2022

4.31	Indenture, dated as of June 5, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee.	8-K	4.1	6/5/2020

4.32	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of June 5, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.5	9/27/2021

4.33	Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	8/12/2016

4.34	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.2	9/27/2021

4.35	Indenture, dated as of January 25, 2019, among the MGM Growth Propertied Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	1/25/2019

4.36	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.4	9/27/2021

4.37	Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	9/21/2017

4.38	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.3	9/27/2021

4.39	Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee.		8-K	4.1	11/20/2020

4.40	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.6	9/27/2021

4.41	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3	Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.3	2/18/2021

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.4	10/27/2021

10.5	Sixth Amendment to Las Vegas Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC	10-K	10.5	2/23/2022

10.6+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC	8-K	10.2	7/21/2020

10.7+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto	10-Q	10.13	10/28/2020

10.8	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto	10-K	10.6	2/18/2021

10.9	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto	10-Q	10.5	10/27/2021

10.10+	Ninth Amendment to Regional Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.10	2/23/2022

10.11	Tenth Amendment to Regional Lease, dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.11	2/23/2022

10.12	Eleventh Amendment to Regional Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto.	10-Q	10.1	10/27/2022

10.13	Twelfth Amendment to Regional Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto	10-Q	10.1	5/1/2023

10.14+	Lease (Joliet) (Conformed through Second Amendment), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	8-K	10.3	7/21/2020

10.15	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.14	10/28/2020

10.16	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.9	2/18/2021

10.17	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.6	10/27/2021

10.18	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.16	2/23/2022

10.19	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020	10-Q	10.16	10/28/2020

10.20	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)	8-K	10.4	7/21/2020

10.21	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease).	8-K	10.5	7/21/2020

10.22	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Caesars Joliet Lease)	8-K	10.6	7/21/2020

10.23	Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022.	8-K	10.1	4/29/2022

10.24	First Amendment to Amended and Restated Master Lease, dated as of December 19, 2022, by and between MGP Lessor, LLC and MGM Lessee, LLC.	8-K	10.1	12/19/2022

10.25	Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC.	10-K	10.24	2/23/2023

10.26	Amended and Restated Guaranty of Master Lease, by and between MGM Resorts International and MGP Lessor, LLC, dated as of April 29, 2022.	8-K	10.2	4/29/2022

10.27	Tax Protection Agreement, by and among VICI Properties Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022.	8-K	10.3	4/29/2022

10.28	Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020	10-K	10.31	2/23/2023

10.29	Guaranty of Lease Documents, by and between MGM Resorts International and Mandalay PropCo, LLC, MGM Grand PropCo, LLC, dated as of February 14, 2020	10-K	10.32	2/23/2023

10.30	Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020	10-K	10.33	2/23/2023

10.31	First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender	10-K	10.34	2/23/2023

10.32	Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender	10-K	10.35	2/23/2023

10.33	Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender	10-K	10.36	2/23/2023

10.34	Credit Agreement, dated as of February 8, 2022, among VICI Properties LP, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	2/9/2022

10.35	First Amendment to Credit Agreement, dated as of July 15, 2022, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	10.1	7/27/2022

10.36	Second Amendment to Credit Agreement dated as of August 4, 2023, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	10.1	10/25/2023

10.37	Third Amendment to Credit Agreement dated as of June 17, 2024, to the Credit Agreement dated as of February 8, 2022, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	10.1	7/31/2024

10.38	Credit Agreement, dated as of February 3, 2025, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, N.A., as Administrative Agent		8-K	10.1	2/4/2025

10.39	Second Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K	10.5	4/29/2022

10.40	Amended and Restated Limited Liability Company Agreement of VICI Properties OP LLC.		8-K	10.4	4/29/2022

10.41	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.		10	10.20	9/28/2017

10.42†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and John Payne.		8-K	10.1	9/26/2019

10.43†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Edward Pitoniak.		8-K	10.2	9/26/2019

10.44†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and David Kieske.		8-K	10.3	9/26/2019

10.45†	Amended and Restated Employment Agreement, dated as of September 25, 2019, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Gallagher.		8-K	10.4	9/26/2019

10.46†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.47†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan.		10-K	10.52	2/14/2019

10.48†	Form of Restricted Stock Grant.		10-K	10.39	3/28/2018

10.49†	Form of LTIP Time-Based Restricted Stock Grant Agreement.		10-K	10.47	2/22/2024

10.50†	Form of LTIP Performance-Based Restricted Stock Unit Agreement.		10-K	10.48	2/22/2024

19.1	Inside Information and Securities Trading Policy and Procedures of VICI Properties Inc.	X

21.1	Subsidiaries of VICI Properties Inc.	X

21.2	Subsidiaries of VICI Properties L.P.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for VICI Properties L.P.	X

24.1	Power of Attorney (included on signature page)	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	VICI Properties Inc. Incentive Compensation Clawback Policy		10-K	97.1	2/22/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VICI PROPERTIES INC.

February 20, 2025	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer and Director

VICI PROPERTIES L.P.

February 20, 2025	By:	/S/ EDWARD B. PITONIAK
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

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 20, 2025
Edward B. Pitoniak	(Principal Executive Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 20, 2025
David A. Kieske	(Principal Financial Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 20, 2025
Gabriel F. Wasserman	(Principal Accounting Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 20, 2025
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 20, 2025
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 20, 2025
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 20, 2025
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 20, 2025
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 20, 2025
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases and lease financing receivables. This model requires the Company to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease and lease financing receivable, and discount these cash flows at the lease’s effective interest rate.
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
Given the significant amount of judgment required by management to estimate the short-term and long-term PD and LGD, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on sales-type leases and lease financing receivables required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
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
February 20, 2025
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties L.P. and subsidiaries (the "Partnership") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
The Partnership applies Accounting Standard Codification Topic 326 - Financial Instruments-Credit Losses to measure and record current expected credit losses (“CECL”) using a discounted cash flow model for its sales-type leases and lease financing receivables. This model requires the Partnership to develop cash flows which are used to project estimated credit losses over the life of the sales-type lease and lease financing receivable, and discount these cash flows at the lease’s effective interest rate.
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
Given the significant amount of judgment required by management to estimate the short-term and long-term PD and LGD, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses on sales-type leases and lease financing receivables required a high degree of auditor judgment and increased effort, including the need to involve our credit specialists.
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
February 20, 2025
We have served as the Partnership's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties L.P. and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Partnership and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 20, 2025

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,581,101	$23,015,931
Investments in leases - financing receivables, net	18,430,320	18,211,102
Investments in loans and securities, net	1,651,533	1,144,177
Land	150,727	150,727
Cash and cash equivalents	524,615	522,574
Other assets	1,030,644	1,015,330
Total assets	$45,368,940	$44,059,841

Liabilities
Debt, net	$16,732,889	$16,724,125
Accrued expenses and deferred revenue	217,956	227,241
Dividends and distributions payable	461,954	437,599
Other liabilities	1,004,340	1,013,102
Total liabilities	18,417,139	18,402,067

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,056,366,685 and 1,042,702,763 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10,564	10,427
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	24,515,417	24,125,872
Accumulated other comprehensive income	144,574	153,870
Retained earnings	1,867,400	965,762
Total VICI stockholders’ equity	26,537,955	25,255,931
Non-controlling interests	413,846	401,843
Total stockholders’ equity	26,951,801	25,657,774
Total liabilities and stockholders’ equity	$45,368,940	$44,059,841
_______________________________________________________
Note: As of December 31, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively, and $701.1 million, $703.6 million, $29.8 million, and $18.7 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Income from sales-type leases	$2,068,443	$1,980,178	$1,464,245
Income from lease financing receivables, loans and securities	1,662,889	1,519,516	1,041,229
Other income	77,422	73,326	59,629
Golf revenues	40,451	38,968	35,594
Total revenues	3,849,205	3,611,988	2,600,697

Operating expenses
General and administrative	69,109	59,603	48,340
Depreciation	4,125	4,298	3,182
Other expenses	77,422	73,326	59,629
Golf expenses	26,895	27,089	22,602
Change in allowance for credit losses	126,720	102,824	834,494
Transaction and acquisition expenses	4,567	8,017	22,653
Total operating expenses	308,838	275,157	990,900

Income from unconsolidated affiliate	—	1,280	59,769
Interest expense	(826,097)	(818,056)	(539,953)
Interest income	16,095	23,970	9,530
Other gains	581	4,456	—
Income before income taxes	2,730,946	2,548,481	1,139,143
(Provision for) benefit from income taxes	(9,704)	6,141	(2,876)
Net income	2,721,242	2,554,622	1,136,267
Less: Net income attributable to non-controlling interests	(42,432)	(41,082)	(18,632)
Net income attributable to common stockholders	$2,678,810	$2,513,540	$1,117,635

Net income per common share
Basic	$2.56	$2.48	$1.27
Diluted	$2.56	$2.47	$1.27

Weighted average number of shares of common stock outstanding
Basic	1,046,739,537	1,014,513,195	877,508,388
Diluted	1,047,675,111	1,015,776,697	879,675,845

Other comprehensive income
Net income	$2,721,242	$2,554,622	$1,136,267
Reclassification of derivative gain Interest expense	(24,662)	(24,148)	(16,233)
Unrealized gain (loss) on cash flow hedges	26,973	(9,655)	200,550
Foreign currency translation adjustments	(11,762)	1,952	—
Comprehensive income	2,711,791	2,522,771	1,320,584
Comprehensive income attributable to non-controlling interests	(42,277)	(40,714)	(18,428)
Comprehensive income attributable to common stockholders	$2,669,514	$2,482,057	$1,302,156
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2021	$6,289	$11,755,069	$884	$346,026	$12,108,268	$78,906	$12,187,174
Net income	—	—	—	1,117,635	1,117,635	18,632	1,136,267
Issuance of common stock, net	3,337	9,786,991	—	—	9,790,328	—	9,790,328
Issuance of VICI OP Units	—	—	—	—	—	374,769	374,769
Reallocation of equity	—	93,338	(52)	—	93,286	(93,286)	—
Dividends and distributions declared ($1.500 per common share)	—	—	—	(1,370,507)	(1,370,507)	(22,472)	(1,392,979)
Stock-based compensation, net of forfeitures	5	10,101	—	—	10,106	131	10,237
Reclassification of derivative gain to Interest expense	—	—	(16,029)	—	(16,029)	(204)	(16,233)
Unrealized loss on cash flow hedges	—	—	200,550	—	200,550	—	200,550
Balance as of December 31, 2022	9,631	21,645,499	185,353	93,154	21,933,637	356,476	22,290,113
Net income	—	—	—	2,513,540	2,513,540	41,082	2,554,622
Issuance of common stock, net	791	2,478,929	—	—	2,479,720	—	2,479,720
Issuance of partnership units	—	—	—		—	24,390	24,390
Reallocation of equity	—	(8,993)	—	—	(8,993)	8,993	—
Dividends and distributions declared ($1.610 per common share)	—	—	—	(1,640,932)	(1,640,932)	(28,858)	(1,669,790)
Stock-based compensation, net of forfeitures	5	10,437	—	—	10,442	128	10,570
Reclassification of derivative gain to Interest expense	—	—	(23,860)	—	(23,860)	(288)	(24,148)
Unrealized loss on cash flow hedges	—	—	(9,551)	—	(9,551)	(104)	(9,655)
Foreign currency translation adjustments	—	—	1,928		1,928	24	1,952
Balance as of December 31, 2023	10,427	24,125,872	153,870	965,762	25,255,931	401,843	25,657,774
Net income	—	—	—	2,678,810	2,678,810	42,432	2,721,242
Issuance of common stock, net	132	378,554	—	—	378,686	—	378,686
Reallocation of equity	—	(975)	—	—	(975)	975	—
Dividends and distributions declared ($1.695 per common share)	—	—	—	(1,777,172)	(1,777,172)	(31,447)	(1,808,619)
Stock-based compensation, net of forfeitures	5	11,966	—	—	11,971	198	12,169
Reclassification of derivative gain to Interest expense	—	—	(24,384)	—	(24,384)	(278)	(24,662)
Unrealized gain on cash flow hedges	—	—	26,668	—	26,668	305	26,973
Foreign currency translation adjustments	—	—	(11,580)	—	(11,580)	(182)	(11,762)
Balance as of December 31, 2024	$10,564	$24,515,417	$144,574	$1,867,400	$26,537,955	$413,846	$26,951,801
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$2,721,242	$2,554,622	$1,136,267
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(537,708)	(515,488)	(337,631)
Stock-based compensation	17,511	15,536	12,986
Depreciation	4,125	4,298	3,182
Other gains	(581)	(4,456)	—
Amortization of debt issuance costs and original issue discount	46,668	46,123	32,363
Change in allowance for credit losses	126,720	102,824	834,494
Deferred income taxes	5,439	(10,426)	—
Net proceeds from settlement of derivatives	9,602	—	201,434
Income from unconsolidated affiliate	—	(1,280)	(59,769)
Distributions from unconsolidated affiliate	—	3,273	64,808
Non-cash transaction costs	—	—	8,816
Change in operating assets and liabilities:
Other assets	3,428	5,124	(5,673)
Accrued expenses and deferred revenue	(13,443)	(11,645)	52,261
Other liabilities	(1,505)	(7,496)	(142)
Net cash provided by operating activities	2,381,498	2,181,009	1,943,396

Cash flows from investing activities
Investments in leases - sales-type	(411,800)	(241,139)	(4,017,851)
Investments in leases - financing receivables	(248)	(1,131,996)	(296,668)
Investments in loans and securities	(579,057)	(959,135)	(193,733)
Principal repayments of loans and receipts of deferred fees	80,750	482,006	5,696
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)	—
Net cash paid in connection with MGM Growth Properties acquisition	—	—	(4,574,536)
Capitalized transaction costs	(5,863)	(1,468)	(7,704)
Investments in short-term investments	(29,579)	—	(306,532)
Maturities of short-term investments	29,579	217,342	89,190
Proceeds from sale of real estate	963	6,235	—
Acquisition of property and equipment	(7,526)	(4,035)	(1,876)
Net cash used in investing activities	(922,781)	(2,899,095)	(9,304,014)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from offering of common stock, net	378,687	2,480,105	3,219,101
Proceeds from senior unsecured notes offerings	1,771,168	—	5,000,000
Proceeds from 2022 Revolving Credit Facility	82,200	419,148	600,000
Redemption of senior unsecured notes	(1,800,000)	—	—
Paydown of 2022 Revolving Credit Facility	(94,306)	(250,000)	(600,000)
Repurchase of stock for tax withholding	(5,341)	(4,966)	(6,156)
Debt issuance costs	(5,303)	(105)	(146,189)
Distributions to non-controlling interests	(31,235)	(28,552)	(17,702)
Dividends paid	(1,752,991)	(1,583,840)	(1,219,117)
Net cash (used in) provided by financing activities	(1,457,121)	1,031,790	6,829,937

Effect of exchange rate changes on cash, cash equivalents and restricted cash	445	(63)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	2,041	313,641	(530,681)
Cash, cash equivalents and restricted cash, beginning of period	522,574	208,933	739,614
Cash, cash equivalents and restricted cash, end of period	$524,615	$522,574	$208,933

Supplemental cash flow information:
Cash paid for interest	$781,401	$762,610	$466,806
Cash paid for income taxes	3,338	4,915	3,024
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$462,170	$439,486	$380,379
Issuance of stock-based compensation subject to repurchase for tax withholding	17,576	11,443	—
Accrued capitalized transaction costs	1,600	2,311	2,526
Debt issuance costs payable	476	45	—
Non-cash change in Investments in leases - financing receivables	283,406	276,929	189,123
Obtaining right-of-use assets in exchange for lease liabilities	15,523	82,099	541,676
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit data)

	December 31, 2024	December 31, 2023
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,581,101	$23,015,931
Investments in leases - financing receivables, net	18,430,320	18,211,102
Investments in loans, net	1,651,533	1,144,177
Land	150,727	150,727
Cash and cash equivalents	456,899	471,584
Other assets	1,015,180	936,528
Total assets	$45,285,760	$43,930,049

Liabilities
Debt, net	$16,732,889	$16,724,125
Accrued expenses and deferred revenue	215,452	222,333
Distributions payable	461,954	437,599
Other liabilities	990,577	998,363
Total liabilities	18,400,872	18,382,420

Commitments and contingent liabilities (Note 10)

Partners’ capital
Partners’ capital, 1,068,598,058 and 1,054,934,136 operating partnership units issued and outstanding at December 31, 2024 and December 31, 2023, respectively	26,634,873	25,288,647
Accumulated other comprehensive income	143,899	153,350
Total VICI LP’s capital	26,778,772	25,441,997
Non-controlling interest	106,116	105,632
Total capital attributable to partners	26,884,888	25,547,629
Total liabilities and partners’ capital	$45,285,760	$43,930,049
_______________________________________________________
Note: As of December 31, 2024 and December 31, 2023, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively, and $701.1 million, $703.6 million, $29.8 million, and $18.7 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Income from sales-type leases	$2,068,443	$1,980,178	$1,464,245
Income from lease financing receivables, loans and securities	1,662,889	1,519,516	1,041,229
Other income	77,422	73,326	59,629
Total revenues	3,808,754	3,573,020	2,565,103

Operating expenses
General and administrative	63,909	59,570	48,332
Depreciation	699	558	121
Other expenses	77,422	73,326	59,629
Change in allowance for credit losses	126,720	102,824	834,494
Transaction and acquisition expenses	4,567	8,017	22,653
Total operating expenses	273,317	244,295	965,229

Income from unconsolidated affiliate	—	1,280	59,769
Interest expense	(826,097)	(818,056)	(539,953)
Interest income	14,013	21,444	8,481
Other gains	581	4,456	—
Income before income taxes	2,723,934	2,537,849	1,128,171
(Provision for) benefit from income taxes	(8,479)	8,121	(573)
Net income	2,715,455	2,545,970	1,127,598
Less: Net income attributable to non-controlling interests	(11,200)	(10,904)	(9,127)
Net income attributable to partners	$2,704,255	$2,535,066	$1,118,471

Net income per Partnership unit
Basic	$2.55	$2.47	$1.26
Diluted	$2.55	$2.47	$1.26

Weighted average number of Partnership units outstanding
Basic	1,058,970,910	1,026,744,568	885,785,509
Diluted	1,059,906,484	1,028,008,070	887,952,966

Other comprehensive income
Net income attributable to partners	$2,704,255	$2,535,066	$1,118,471
Reclassification of derivative gain Interest expense	(24,662)	(24,148)	(16,233)
Unrealized gain (loss) on cash flow hedges	26,973	(9,655)	200,550
Foreign currency translation adjustments	(11,762)	1,952	—
Comprehensive income attributable to partners	$2,694,804	$2,503,215	$1,302,788
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance as of December 31, 2021	$12,010,698	$884	$78,906	$12,090,488
Net income	1,118,471	—	9,127	1,127,598
Contributions from Parent	10,178,426	—	—	10,178,426
Distributions to Parent	(1,419,825)	—	—	(1,419,825)
Distributions to non-controlling interest	—	—	(8,529)	(8,529)
Stock-based compensation, net of forfeitures	12,741	—	—	12,741
Reclassification of derivative gain to Interest expense	—	(16,233)	—	(16,233)
Unrealized gain on cash flow hedges	—	200,550	—	200,550
Balance as of December 31, 2022	21,900,511	185,201	79,504	22,165,216
Net income	2,535,066	—	10,904	2,545,970
Contributions from Parent	2,516,109	—	—	2,516,109
Distributions to Parent	(1,673,609)	—	—	(1,673,609)
Issuance of partnership units	—	—	24,390	24,390
Distributions to non-controlling interest	—	—	(9,166)	(9,166)
Stock-based compensation, net of forfeitures	10,570	—	—	10,570
Reclassification of derivative gain to Interest expense	—	(24,148)	—	(24,148)
Unrealized loss on cash flow hedges	—	(9,655)	—	(9,655)
Foreign currency translation adjustments	—	1,952	—	1,952
Balance as of December 31, 2023	25,288,647	153,350	105,632	25,547,629
Net income	2,704,255	—	11,200	2,715,455
Contributions from Parent	430,693	—	—	430,693
Distributions to Parent	(1,800,891)	—	—	(1,800,891)
Distributions to non-controlling interest	—	—	(10,716)	(10,716)
Stock-based compensation, net of forfeitures	12,169	—	—	12,169
Reclassification of derivative gain to Interest expense	—	(24,662)	—	(24,662)
Unrealized gain on cash flow hedges	—	26,973	—	26,973
Foreign currency translation adjustments	—	(11,762)	—	(11,762)
Balance as of December 31, 2024	$26,634,873	$143,899	$106,116	$26,884,888
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$2,715,455	$2,545,970	$1,127,598
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(537,708)	(515,488)	(337,631)
Stock-based compensation	17,511	15,536	12,683
Depreciation	699	558	121
Other gains	(581)	(4,456)	—
Amortization of debt issuance costs and original issue discount	46,668	46,123	32,363
Change in allowance for credit losses	126,720	102,824	834,494
Deferred income taxes	6,135	(10,569)	—
Net proceeds from settlement of derivatives	9,602	—	201,434
Income from unconsolidated affiliate	—	(1,280)	(59,769)
Distributions from unconsolidated affiliate	—	3,273	64,808
Change in operating assets and liabilities:
Other assets	3,736	5,469	(2,717)
Accrued expenses and deferred revenue	(14,023)	(12,323)	46,837
Other liabilities	(1,229)	(7,274)	(392)
Net cash provided by operating activities	2,372,985	2,168,363	1,919,829

Cash flows from investing activities
Investments in leases - sales-type	(411,800)	(241,139)	(4,017,851)
Investments in leases - financing receivables	(248)	(1,131,996)	(296,668)
Investments in loans and securities	(579,057)	(959,135)	(193,733)
Principal repayments of loans and receipts of deferred fees	80,750	482,006	5,696
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	(1,266,905)	—
Net cash paid in connection with MGM Growth Properties acquisition	—	—	(4,574,536)
Capitalized transaction costs	(5,863)	(1,468)	(7,704)
Investments in short-term investments	(29,579)	—	(306,532)
Maturities of short-term investments	29,579	217,342	89,190
Proceeds from sale of real estate	963	6,235	—
Acquisition of property and equipment	(4,530)	(1,176)	(65)
Net cash used in investing activities	(919,785)	(2,896,236)	(9,302,203)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Contributions from Parent	367,331	2,507,511	3,219,202
Distributions to Parent	(1,773,366)	(1,605,502)	(1,238,920)
Proceeds from senior unsecured notes offerings	1,771,168	—	5,000,000
Proceeds from 2022 Revolving Credit Facility	82,200	419,148	600,000
Redemption of senior unsecured notes	(1,800,000)	—	—
Paydown of 2022 Revolving Credit Facility	(94,306)	(250,000)	(600,000)
Repurchase of stock for tax withholding	(5,341)	(4,966)	(6,156)
Debt issuance costs	(5,303)	(105)	(146,189)
Distributions to non-controlling interest	(10,713)	(9,166)	(8,529)
Net cash (used in) provided by financing activities	(1,468,330)	1,056,920	6,819,408

Effect of exchange rate changes on cash, cash equivalents and restricted cash	445	(63)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,685)	328,984	(562,966)
Cash, cash equivalents and restricted cash, beginning of period	471,584	142,600	705,566
Cash, cash equivalents and restricted cash, end of period	$456,899	$471,584	$142,600

Supplemental cash flow information:
Cash paid for interest	$781,401	$762,610	$466,806
Cash paid for income taxes	1,312	1,598	1,377
Supplemental non-cash investing and financing activity:
Distributions payable	$462,170	$439,486	$380,581
Issuance of stock-based compensation, subject to repurchase for tax withholding	17,576	11,443	—
Accrued capitalized transaction costs	1,600	2,311	2,526
Debt issuance costs payable	476	45	—
Non-cash change in Investments in leases - financing receivables	283,406	276,929	189,123
Obtaining right-of-use assets in exchange for lease liabilities	15,523	82,099	541,676
Contributions receivable	63,216	—	—
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
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple net leases. As of December 31, 2024, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of December 31, 2024, VICI’s non-controlling interests were comprised of (i) approximately 1.1% third-party ownership of VICI OP in the form of a limited liability company interest in VICI OP (“VICI OP Units”), (ii) a 20% third-party ownership of Harrah’s Joliet Landco LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Caesars Joliet Lease”) and (iii) a

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
minority third-party equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment” and formerly known as Bowlero Corporation) and (b) is the lessor under the related Lucky Strike master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.2% of the entity’s cash flows.
VICI LP’s non-controlling interests are the third-party ownership interests in Harrah’s Joliet Landco LLC and VICI Bowl HoldCo LLC referenced above.
Reportable Segments
Our operations consist of real estate investment activities, which represent substantially all of our business. The operating results are regularly reviewed, on a consolidated basis, by the chief operating decision maker and are considered to be one operating segment. Accordingly, all operations have been considered to represent one reportable segment.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of December 31, 2024 and 2023, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of December 31, 2024 and 2023.
Purchase Accounting
We assess all of our property acquisitions under ASC 805 “Business Combinations” (“ASC 805”) to determine if such acquisitions should be accounted for as a business combination or an asset acquisition. Under ASC 805, an acquisition does not qualify as a business combination when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) the acquisition does not include an acquired contract that cannot be replaced without significant cost, effort or delay. Generally, and to date, all of our acquisitions have been determined to be asset acquisitions and, in accordance with ASC 805-50, all applicable transaction costs are capitalized as part of the purchase price of the acquisition.
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
Initial direct costs incurred in connection with entering into investments classified as sales-type leases are included in the balance of the net investment in the lease. Such amounts will be recognized as a reduction to Income from investments in leases over the life of the lease using the effective interest method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third-party fees, are expensed as incurred to Transaction and acquisition expenses in our Statement of Operations.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Leases
In relation to our lease portfolio, we have elected to use a discounted cash flow model to estimate the allowance for credit losses, or CECL allowance for our Investments in leases - sales-type and Investments in leases - financing receivables, which comprise the substantial majority of our CECL allowance. This model requires us to develop cash flows which project estimated credit losses over the life of the lease and discount these cash flows at the investment’s effective interest rate. We then record a CECL allowance equal to the difference between the amortized cost basis of the investment and the present value of the expected credit loss cash flows.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2024, 2023 and 2022.
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
•Eastside Property. In 2017, we sold 18.4 acres of property located in Las Vegas, Nevada, east of Harrah’s Las Vegas, known as the Eastside Property, to Caesars for a sales price of $73.6 million. It was determined that the transaction did not meet the requirements of a completed sale for accounting purposes due to a put-call option on the land parcels and the Caesars Forum Convention Center. On December 31, 2024, in connection with the expiration of the put option, we reassessed the accounting conclusion and determined that the transaction still does not meet the requirements for a completed sale. The amount of $73.6 million is presented as land with a corresponding amount of $73.6 million recorded in Other liabilities in our Balance Sheets.
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
Income from Unconsolidated Affiliate
Income from unconsolidated affiliate represented our original 50.1% ownership interest in the joint venture that holds the real estate assets of MGM Grand/Mandalay Bay JV, which was acquired as part of our acquisition of MGP on April 29, 2022. On January 9, 2023, we acquired the remaining 49.9% interest from Blackstone Real Estate Income Trust, Inc. (“BREIT”) for cash consideration of approximately $1.3 billion and, accordingly, consolidated the operations of the MGM Grand/Mandalay Bay JV starting in the first quarter of 2023. Refer to Note 3 - Real Estate Transactions for further details.
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
Other Income and Other Expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under our lease agreements, the tenants are required to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expenses are recorded on a gross basis in our Statement of Operations as required under GAAP as we are the primary obligor under the ground and use leases.
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
Golf Revenues
VICI Golf and Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby certain subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2024, payments under the Golf Course Use Agreement were comprised of a $12.0 million annual membership fee, $3.8 million of use fees and approximately $1.5 million of minimum rounds fees. The annual membership fee, use fees and minimum rounds fees are subject to an annual escalator beginning at the times provided under the

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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
The operations of VICI Golf (represented by the four golf course businesses), which are held in a TRS and certain of our other subsidiaries that operate in various states and municipalities within North America and the United Kingdom, are subject to various local, state and/or federal income taxes. Accordingly, we provide for a provision for income taxes in relation to these jurisdictions, which includes current and deferred portions. We use the asset and liability method to provide for income taxes, which requires that our income tax expense reflects the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes.
We recognize any interest and penalties, as incurred, in general and administrative expenses in our Statement of Operations.
Recent Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that has been agreed upon in principle by over 140 countries, many of which have begun incorporating Pillar Two model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar Two effective January 1, 2024; however, countries must individually enact Pillar Two, which may result in variation in the application of the model rules and timelines.
We have evaluated Pillar Two and we do not expect it to have a material impact on our Financial Statements based upon our current structure and investments. However, there remains some uncertainty as to the final Pillar Two model rules. We will continue to monitor the United States and global legislative actions related to Pillar Two for potential impacts.
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
The unrecognized compensation relating to awards under our stock incentive plan will be amortized to general and administrative expense over the awards’ remaining vesting periods. Vesting periods for awards of equity instruments range from zero to three years.
See Note 13—Stock-Based Compensation for further information related to the stock-based compensation.
Earnings Per Share and Earnings Per Unit
Earnings per share (“EPS”) or Earnings per unit (“EPU”) is calculated in accordance with ASC 260, “Earnings Per Share”. Basic EPS or EPU is computed by dividing net income applicable to common stockholders or unit holders, as the case may be, by the weighted-average number of shares of common stock or units, as the case may be, outstanding during the period. Diluted EPS or EPU reflects the additional dilution for all potentially dilutive securities including those from our stock incentive plan.
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
Concentrations of Credit Risk
Caesars and MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38%, 39% and 34% of our lease revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Contractual rent from our lease agreements with MGM represented 36%, 37% and 32% of our total contractual rent for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue from our lease agreements with Caesars represented 36%, 37%, and 46% of our lease revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Contractual rent from our lease agreements with Caesars represented 37%, 39% and 48% of our total contractual rent for years ended December 31, 2024, 2023 and 2022, respectively.
Additionally, our properties on the Las Vegas Strip generated approximately 48%, 49% and 45% of our lease revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Except as described above, we do not believe there are any other significant concentrations of credit risk.
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
Recent Account Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU also apply to entities with a single reportable segment and are effective for all public entities for fiscal years beginning after December 15, 2023. We adopted the guidance on December 31, 2024, and as a result of the adoption of ASU 2023-07 Segment Reporting, we added disclosure in Note 15- Segment Information addressing and discussing the additional requirements above.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncements Not Yet Adopted
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
Note 3 — Real Estate Transactions
2024 Transactions
Our significant activities in 2024, in reverse chronological order, are as follows:
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
The up to $700.0 million of funding through the Venetian Capital Investment is comprised of $400.0 million that has already been funded and an incremental $300.0 million that the Venetian Resort will have the option, but not the obligation, to draw in whole or in part until November 1, 2026. The initial $400.0 million investment was funded based on a fixed schedule: $100.0 million was funded in the second quarter of 2024, $150.0 million was funded in the third quarter of 2024 and $150.0 million was funded in the fourth quarter of 2024. The previous Property Growth Fund agreement entered into with the tenant in connection with the Venetian Resort acquisition in 2021 providing for up to $1.0 billion of future development and construction project funding was terminated on May 1, 2024 concurrently with the entry into the agreement to fund the Venetian Capital Investment.
In connection with the Venetian Capital Investment, annual rent under the Venetian Lease increased commencing on the first day of the quarter immediately following each capital funding at a 7.25% yield (the “Incremental Venetian Rent”). In addition to any increase pursuant to the Incremental Venetian Rent, annual rent under the Venetian Lease will begin escalating annually at 2.0% on March 1, 2029 and, commencing on March 1, 2031, will begin escalating on the same terms as the rest of the rent payable under the Venetian Lease with annual escalation equal to the greater of 2.0% or CPI, capped at 3.0%. The aggregate annual rent under the Venetian Lease increased by $29.0 million as a result of the $400.0 million of funding in 2024 under the Venetian Capital Investment.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leasing Activity
Indigenous Gaming Partners - PURE Lease Assignment
On December 10, 2024, we entered into an amendment and consented to the assignment of the master lease agreement for the PURE Canadian Portfolio (consisting of PURE Casino Calgary, PURE Casino Edmonton, PURE Casino Lethbridge and PURE Casino Yellowhead) (the “PURE Master Lease”) to an affiliate of Indigenous Gaming Partners Inc. (“IGP”), in connection with the acquisition of the operating assets of PURE Canadian Gaming Corp. by a subsidiary of IGP. The economic terms of the PURE Master Lease remain unchanged.
In connection with the assignment of the PURE Master Lease, we received a 5-year ROFO on future sale-leaseback transactions with IGP. Any additional properties acquired pursuant to the ROFO will be added to the PURE Master Lease.
Real Estate Debt Originations
The following table summarizes our 2024 real estate debt origination activity:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
Great Wolf Mezzanine Loan (1)	$250,000	Mezzanine	Portfolio of nine Great Wolf Lodge resorts across the United States
Chelsea Piers One Madison Loan	10,000	Senior Secured Loan	Certain equipment of the fitness club at the One Madison building in New York, NY
Homefield Margaritaville Loan (2)	105,000	Senior Secured Loan	Margaritaville Resort in Kansas City, Kansas, under development
Total	$365,000
____________________
(1) In connection with the Great Wolf Mezzanine Loan, the $79.5 million mezzanine loan for Great Wolf Lodge Maryland was repaid in full.
(2) Simultaneous with entering into the loan agreement, we entered into a call right agreement that provides us with a call option on (i) the Margaritaville Resort, (ii) the new Homefield Kansas City youth sports training facility, (iii) the new Homefield baseball center, and (iv) the existing Homefield youth sports complex in Olathe, Kansas. We also received a right of first refusal to acquire the real estate of any future Homefield property, should Homefield elect to monetize such assets in a sale-leaseback transaction. If the call option is exercised, all of the properties, including the Margaritaville Resort, will be subject to a single long-term triple-net master lease with us.
One Beverly Hills Mezzanine Loan
Subsequent to year end, on February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury mixed-use development. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills and will also include a full-scale refurbishment of The Beverly Hilton, Aman-branded hospitality and residential offerings, and 10 acres of botanical gardens and open space. The development project has already commenced construction and is expected to be completed late 2027.
The mezzanine loan has an initial maturity in March 2026 and has one 12-month extension option subject to certain conditions. We funded the investment with a combination of cash on hand and drawing down funds under our existing Revolving Credit Facility (as defined in Note 7 - Debt).

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant 2023 Transactions
Property Acquisitions
The following table summarizes our acquisition and leasing activity (each as defined in the column titled “Transaction”) for the year ended December 31, 2023:

($ in millions)
Transaction	Date	Guarantor	Lease Agreement	Purchase Price		Initial Annual Rent		Number of Properties
Chelsea Piers Sale-Leaseback Transaction (1) (2) (3)	December 18, 2023	Chelsea Piers	Chelsea Piers Lease	$342.9		$24.0		1
Lucky Strike Sale-Leaseback Transaction (2) (3)	October 19, 2023	Lucky Strike	Lucky Strike Master Lease	432.9		31.6		38
Century Canadian Portfolio Sale-Leaseback Transaction (2) (3) (4)	September 6, 2023	Century	Century Master Lease	162.5	(5)	12.7	(6)	4
Rocky Gap Casino Acquisition (2) (4)	July 5, 2023	Century	Century Master Lease	203.9		15.5		1
Gold Strike Severance Lease	February 15, 2023	CNB	CNE Gold Strike Lease	—		40.0	(7)	1
MGM Grand/Mandalay Bay JV Interest Acquisition (2)	January 9, 2023	MGM	MGM Grand/Mandalay Bay Lease	2,758.9	(8)	151.6	(9)	2
PURE Canadian Gaming Sale-Leaseback Transaction (2) (3)	January 6, 2023	PURE Canadian Gaming (10)	PURE Master Lease	200.8	(11)	16.1	(12)	4
Total				$4,101.9		$291.5
____________________
(1) Investment represents acquisition of the existing leasehold interest associated with Chelsea Piers from Chelsea Piers L.P. in a sale-leaseback transaction. The $71.5 million outstanding Chelsea Piers loan was repaid in full and terminated in connection with the closing of the acquisition.
(2) We determined that the transaction should be accounted for as an asset acquisition under ASC 805-50 and further, that the respective lease meets the definition of a sales-type lease.
(3) Since we purchased and leased the asset back to the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP. Accordingly, the transaction is accounted for as Investments in leases – financing receivables on our Balance Sheets.
(4) We determined that the acquired components of the respective master lease meet the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the respective master lease.
(5) Amount represents USD equivalent to C$221.7 million investment based on the exchange rate at the time of closing.
(6) Amount represents USD equivalent to C$17.3 million rent based on the exchange rate at the time of closing.
(7) Simultaneous with the entrance into the CNE Gold Strike Lease, we entered into an amendment to the MGM Master Lease in order to account for MGM’s divestiture of the operations of Gold Strike and to reduce the annual base rent by $40.0 million.
(8) Amount includes the assumption of BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030.
(9) Amount represents our pro-rata share of the MGM Grand/Mandalay Bay Lease which had total annual rent of $303.8 million upon closing.
(10) On December 10, 2024, we consented to the assignment of the PURE Master Lease to an affiliate of IGP, in connection with the acquisition of the operating assets of PURE Canadian Gaming Corp. by a subsidiary of IGP.
(11) Amount represents USD equivalent to C$271.9 million investment based on the exchange rate at the time of closing.
(12) Amount represents USD equivalent to C$21.8 million rent based on the exchange rate at the time of closing.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MGM Grand/Mandalay Bay JV Interest Acquisition
On January 9, 2023, we closed on the previously announced acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV from BREIT for cash consideration of $1,261.9 million (the “MGM Grand/Mandalay Bay JV Interest Acquisition”). We also assumed BREIT’s $1,497.0 million pro rata share of an aggregate $3.0 billion of property-level debt, which matures in 2032 and bears interest at a fixed rate of 3.558% per annum through March 2030. The cash consideration was funded through a combination of cash on hand and proceeds from the settlement of certain forward sale agreements. The lease agreement for MGM Grand Las Vegas and Mandalay Bay (“MGM Grand/Mandalay Bay Lease”) had an annual rent of $309.9 million at the time of closing, all of which we are entitled to following the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition. The MGM Grand/Mandalay Bay Lease has a remaining initial lease term of approximately 27 years (expiring in 2050) at the time of closing, with two ten-year tenant renewal options. Rent under the MGM Grand/Mandalay Bay Lease escalates annually at 2.0% through 2035 (year 15 of the initial lease term) and thereafter at the greater of 2.0% or the Consumer Price Index (“CPI”) (subject to a 3.0% ceiling). As of December 31, 2022, the MGM Grand/Mandalay Bay JV was accounted for as an equity method investment under the voting interest model within Investment in unconsolidated affiliate on our Balance Sheets.
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
Concurrently with the closing of the MGM Grand/Mandalay Bay JV Interest Acquisition and consolidation of the MGM Grand/Mandalay Bay Lease, we assessed the lease classification of the MGM Grand/Mandalay Bay Lease and determined that it met the definition of a sales-type lease. Accordingly, the relative fair value of the MGM Grand/Mandalay Bay Lease of $5.5 billion was recorded as an Investment in leases – sales-type on our Balance Sheets, net of an initial allowance for estimated credit losses in the amount of $210.0 million.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Real Estate Debt Investments
The following table summarizes our 2023 real estate debt investment activity:

($ in thousands)
Investment Name	Maximum Investment Amount	Investment Type	Collateral
Kalahari Virginia Loan	$212,200	Mezzanine Loan	Indoor waterpark resort in Thornburg, VA under development
Canyon Ranch Preferred Equity Investment	150,000	Preferred Equity Investment	Equity interests in controlling entity of Canyon Ranch
Canyon Ranch Lenox and Tucson Loan	140,135	Senior Secured Loan	Canyon Ranch Tucson and Canyon Ranch Lenox
Cabot Saint Lucia Loan	100,000	Senior Secured Loan	Luxury golf resort in Saint Lucia, Virgin Islands
Hard Rock Ottawa Notes	85,000	Senior Secured Note	Hard Rock Ottawa Hotel & Casino
Cabot Highlands Loan (1)	10,938	Senior Secured Loan	Luxury golf resort in the Scottish Highlands
Total	$698,273
____________________
(1) Amount represents USD equivalent to £9.0 million based on the exchange rate at the time of closing.
Note 4 — Real Estate Portfolio
As of December 31, 2024, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 16 debt investments in senior secured and mezzanine loans, preferred equity and senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Investments in leases - sales-type, net (1)	$23,581,101	$23,015,931
Investments in leases - financing receivables, net (1)	18,430,320	18,211,102
Total investments in leases, net	42,011,421	41,227,033
Investments in loans and securities, net	1,651,533	1,144,177
Land	150,727	150,727
Total real estate portfolio	$43,813,681	$42,521,937
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of December 31, 2024 and 2023, the estimated residual values of the leased properties under our lease agreements were $16.4 billion and $15.9 billion, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Income from sales-type leases - fixed rent	$1,965,965	$1,892,534	$1,436,945
Income from sales-type leases - contingent rent (1)	102,478	87,644	27,300
Income from lease financing receivables - fixed rent	1,516,484	1,430,246	995,383
Income from lease financing receivables - contingent rent (1)	11,957	10,509	1,673
Total lease revenue	3,596,884	3,420,933	2,461,301
Non-cash adjustment (2)	(537,927)	(515,556)	(337,631)
Total contractual lease revenue	$3,058,957	$2,905,377	$2,123,670
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
At December 31, 2024, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2025	$1,767,792	$1,253,993	$3,021,785
2026	1,794,488	1,277,247	3,071,735
2027	1,821,969	1,301,068	3,123,037
2028	1,850,663	1,325,605	3,176,268
2029	1,880,313	1,350,622	3,230,935
Thereafter	79,935,052	88,397,312	168,332,364
Total	$89,050,277	$94,905,847	$183,956,124

Weighted Average Lease Term (2)	37.6 years	47.8 years	42.1 years
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under our lease agreements.
(2) The minimum lease payments and weighted average remaining lease term includes the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
Lease Provisions
As of December 31, 2024 we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. Additionally, certain of our lease agreements provide for a variable rent component in which a portion of the annual rent, generally ranging from 20% to 30%, is subject to adjustment based on the revenues of the underlying asset in specified periods.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Caesars Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, 10-year terms	Four, 5-year terms	Four, 5-year terms	Two, 10-year terms
Current lease year	5/1/24-4/30/25 (Lease Year 3)	11/1/24 - 10/31/25 (Lease Year 8)	11/1/24 - 10/31/25 (Lease Year 8)	3/1/24 – 2/28/25 (Lease Year 5)
Current annual rent	$759,492	$725,489 (1)	$495,418	$316,070
Annual escalator (2)	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	Lease years 2-5 - 1.5% Lease years 6-end of term - >2.0% / change in CPI	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Caesars Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet Landco LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Caesars Joliet Lease is $716.0 million.
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

Provision	Caesars Regional Master Lease and Caesars Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease	Venetian Lease	All Other Gaming Leases (1)
Yearly minimum expenditure	1% of net revenues (2)	1% of net revenues (2)	3.5% of net revenues based on 5-year rolling test, 1.5% monthly reserves	2% of net revenues based on rolling three-year basis	1% of net revenues
Rolling three-year minimum (3)	$286 million	$84 million	N/A	N/A	N/A
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, the tenants under the Caesars Regional Master Lease and Caesars Joliet Lease are required to expend a minimum of $531.9 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of December 31, 2024 and 2023:

($ In thousands)	December 31, 2024
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,857	$—	11.0%	6.3 years
Senior Secured Loans	684,686	674,200	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	895,476	239,748	9.2%	4.1 years
Total	$1,678,147	$1,651,533	$548,524	8.8%	4.4 years

($ In thousands)	December 31, 2023
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$73,818	$—	11.0%	7.3 years
Senior Secured Loans	392,250	386,274	476,395	7.3%	5.4 years
Mezzanine Loans and Preferred Equity	698,861	684,085	278,848	9.8%	4.6 years
Total	$1,176,111	$1,144,177	$755,243	9.0%	5.1 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2024 and 2023.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.
The following summarizes the activity of our investments in loans and securities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning Balance January 1,	$1,144,177	$685,793	$498,002
Principal fundings	578,558	959,020	193,607
Repayments	(79,500)	(479,609)	—
Change in CECL Allowance	4,770	(22,907)	(6,092)
Other	3,528	1,880	276
Ending Balance December 31,	$1,651,533	$1,144,177	$685,793

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity. The following tables detail the allowance for credit losses as of December 31, 2024 and December 31, 2023:

	December 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$24,383,843	$(802,742)	$23,581,101	3.29%
Investments in leases - financing receivables	19,167,432	(737,112)	18,430,320	3.85%
Investments in loans and securities	1,676,530	(24,997)	1,651,533	1.49%
Other assets - sales-type sub-leases	863,374	(20,598)	842,776	2.39%
Totals	$46,091,179	$(1,585,449)	$44,505,730	3.44%

	December 31, 2023
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$23,717,060	$(701,129)	$23,015,931	2.96%
Investments in leases - financing receivables	18,914,734	(703,632)	18,211,102	3.72%
Investments in loans and securities	1,173,949	(29,772)	1,144,177	2.54%
Other assets - sales-type sub-leases	866,052	(18,722)	847,330	2.16%
Totals	$44,671,795	$(1,453,255)	$43,218,540	3.25%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of December 31, 2024 and December 31, 2023, such allowance is $9.5 million and $19.1 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning Balance January 1,	$1,472,386	$1,368,819	$534,325
Initial allowance from current period investments	2,914	293,033	573,624
Current period change in credit allowance	119,631	(189,466)	260,870
Charge-offs	—	—	—
Recoveries	—	—	—
Ending Balance December 31,	$1,594,931	$1,472,386	$1,368,819
During the year ended December 31, 2024, we recognized a $122.5 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period, both of which impact the R&S Period PD, as well as adjustments made to the assumptions used to project future cash flows for one of our investments.
During the year ended December 31, 2023, we recognized a $103.6 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our property acquisition and loan origination activity of $4.8 billion during such period and an increase in the Long-Term Period PD as a result of a standard annual update made to the default study we utilize to estimate our CECL allowance. This increase was partially offset by an overall decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance during the year.
During the year ended December 31, 2022, we recognized a $834.5 million increase in our allowance for credit losses primarily driven by the initial CECL allowances on $21.6 billion of property acquisition activity and $1.2 billion of loan origination activity during the period, market performance of our tenants and positive changes in the macroeconomic forecast during the period and an increase in the Long-Term Period PD as a result of a standard annual update made to the default study we utilize

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to estimate our CECL allowance. This increase was partially offset by a decrease in the Long-Term Period PD, due to an upgrade of the credit rating of the senior secured debt used to determine the Long-Term Period PD for one of our tenants.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivable, Investments in loans and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2024 and 2023:

	Amortized Cost Basis by Year of Origination as of December 31, 2024 (1)
(In thousands)	2024	2023	2022	2021	2020	Prior	Total
Ba2	$—	$—	$4,795,479	$—	$—	$—	$4,795,479
Ba3	—	—	12,882,102	2,182,313	5,667,136	12,634,167	33,365,718
B1	—	—	2,359,188	—	—	924,344	3,283,532
B2	—	447,554	—	—	887,545	—	1,335,099
B3	—	667,922	299,859	—	—	341,426	1,309,207
N/A (2)	313,761	987,422	700,961	—	—	—	2,002,144
Total	$313,761	$2,102,898	$21,037,589	$2,182,313	$6,554,681	$13,899,937	$46,091,179

	Amortized Cost Basis by Year of Origination as of December 31, 2023 (1)
(In thousands)	2023	2022	2021	2020	2019	Prior	Total
Ba2	$—	$4,317,380	$—	$—	$—	$—	$4,317,380
Ba3	—	12,670,502	2,168,701	5,576,739	937,325	11,623,166	32,976,433
B1	444,948	2,319,701	—	—	552,521	365,633	3,682,803
B2	—	—	—	881,917	—	—	881,917
B3	694,950	298,425	—	—	323,442	—	1,316,817
N/A (2)	789,472	627,473	79,500	—	—	—	1,496,445
Total	$1,929,370	$20,233,481	$2,248,201	$6,458,656	$1,813,288	$11,988,799	$44,671,795
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Sales-type sub-leases, net (1)	$842,776	$847,330
Property and equipment used in operations, net	70,347	66,946
Right of use assets and sub-lease right of use assets	54,144	38,345
Deferred acquisition costs	13,964	10,087
Other receivables	9,166	9,660
Debt financing costs	8,029	11,332
Forward-starting interest rate swaps	7,717	1,563
Interest receivable	7,180	9,351
Deferred income taxes	5,865	9,423
Tenant reimbursement receivables	5,066	6,236
Prepaid expenses	4,534	4,728
Other	1,856	329
Total other assets	$1,030,644	$1,015,330
___________________________________________________
(1) As of December 31, 2024 and December 31, 2023, sales-type sub-leases are net of $20.6 million and $18.7 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Land and land improvements	$61,459	$60,461
Buildings and improvements	16,224	15,727
Furniture and equipment	17,186	12,432
Total property and equipment used in operations	94,869	88,620
Less: accumulated depreciation	(24,522)	(21,674)
Total property and equipment used in operations, net	$70,347	$66,946

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depreciation expense	$4,125	$4,298	$3,182
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Finance sub-lease liabilities	$863,374	$866,052
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	53,822	38,345
CECL allowance for unfunded commitments	9,482	19,131
Deferred income taxes	3,812	4,506
Derivative liability	—	11,218
Other	250	250
Total other liabilities	$1,004,340	$1,013,102

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Debt
The following tables detail our debt obligations as of December 31, 2024 and 2023:

($ In thousands)	December 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility (2)
USD Borrowings (3)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (3)	March 31, 2026	CORRA + 0.85%	130,698	130,698
GBP Borrowings (3)	March 31, 2026	SONIA + 0.85%	18,148	18,148
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,800,544
2025 Maturities
4.375% Notes	May 15, 2025	4.375%	500,000	499,419
4.625% Notes	June 15, 2025	4.625%	800,000	797,059
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	491,532
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,244,469
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,588
3.750% Notes	February 15, 2027	3.750%	750,000	746,438
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,214
4.750% Notes	February 15, 2028	4.516% (4)	1,250,000	1,242,110
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	702,707
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (4)	1,000,000	991,080
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,609
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (4)	750,000	740,527
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (4)	1,500,000	1,484,876
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (4)	550,000	540,986
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,348
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,405
Total Debt		4.413% (5)	$17,098,846	$16,732,889

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ In thousands)	December 31, 2023
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility (2)
USD Borrowings (3)	March 31, 2026	SOFR + 1.05%	$—	$—
CAD Borrowings (3)	March 31, 2026	CDOR + 1.05%	162,346	162,346
GBP Borrowings (3)	March 31, 2026	SONIA + 1.05%	11,458	11,458
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.56%	3,000,000	2,773,758
2024 Maturities
5.625% Notes	May 1, 2024	5.625%	1,050,000	1,051,280
2025 Maturities
3.500% Notes	February 15, 2025	3.500%	750,000	747,364
4.375% Notes	May 15, 2025	4.375%	500,000	497,864
4.625% Notes	June 15, 2025	4.625%	800,000	790,641
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	486,520
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,241,678
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	756,800
3.750% Notes	February 15, 2027	3.750%	750,000	744,762
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	339,689
4.750% Notes	February 15, 2028	4.516% (4)	1,250,000	1,239,594
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	691,692
4.625% Notes	December 1, 2029	4.625%	1,000,000	990,531
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (4)	1,000,000	989,347
4.125% Notes	August 15, 2030	4.125%	1,000,000	$990,111
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (4)	1,500,000	1,482,836
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	735,854
Total Debt		4.351% (5)	$17,123,804	$16,724,125
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Subsequent to year end, on February 3, 2025, we terminated the 2022 Revolving Credit Facility and the 2022 Credit Agreement, and entered into the Credit Agreement providing for the Revolving Credit Facility, as described below.
(3)Borrowings under the 2022 Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.775% to 1.325% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio with an additional 0.10% adjustment for SOFR term loans and 0.29547% for CORRA daily simple loans, as applicable. Additionally, the commitment fees under the 2022 Revolving Credit Facility were calculated on a credit rating-based pricing grid with a range of 0.15% to 0.375%, depending on our credit ratings and total leverage ratio. For the year ended December 31, 2024, the weighted average commitment fees for the 2022 Revolving Credit Facility was 0.240%.
(4)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) and maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750% and the contractual interest rates on the December 2024 Notes (as defined below) maturing 2031 is 5.125%.
(5)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of December 31, 2024, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.56%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2024:

(In thousands)	Future Minimum Payments
2025	$1,300,000
2026 (1)	1,898,846
2027	1,500,000
2028	1,600,000
2029	1,750,000
Thereafter	9,050,000
Total minimum repayments	$17,098,846
____________________
(1)Subsequent to year end, on February 3, 2025, we terminated the 2022 Revolving Credit Facility and the 2022 Credit Agreement, and entered into the Credit Agreement providing for the Revolving Credit Facility scheduled to mature on February 3, 2029, as described below.
Senior Unsecured Notes
Our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $5.0 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $3.1 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $64.2 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”) and (vii) $750.0 million aggregate principal of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes and December 2024 Notes are collectively referred to as the “Senior Unsecured Notes”.
The March 2024 Notes are comprised of (a) $550.0 million aggregate principal amount of 5.750% Senior Notes due 2034, which mature on April 1, 2034, and (b) $500.0 million aggregate principal amount of 6.125% Senior Notes due 2054, which mature on April 1, 2054. We used the net proceeds of the March 2024 Notes to redeem our then-outstanding (i) $1,024.2 million in aggregate principal amount of the 5.625% Senior Notes due 2024, and (ii) $25.8 million in aggregate principal amount of the 5.625% MGP OP Notes due 2024. The December 2024 Notes are comprised of $750.0 million aggregate principal amount of 5.125% Senior Notes due November 15, 2031. We used the net proceeds of the December 2024 Notes to redeem our then-outstanding $750.0 million in aggregate principal amount of 3.500% Senior Notes due 2025.
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
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes, the April 2022 Notes, the March 2024 Notes and the December 2024 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement (as defined below), and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.
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
The indenture governing the April 2022 Notes, March 2024 Notes and December 2024 Notes contains certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and limit VICI LP’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
Unsecured Credit Facilities
On February 3, 2025, we entered into a credit agreement by and among VICI LP, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, as amended from time to time (the “Credit Agreement”), providing for a revolving credit facility in the amount of $2.5 billion scheduled to mature on February 3, 2029 (the “Revolving Credit Facility”). Concurrently with entry into the Credit Agreement and Revolving Credit Facility, we terminated the credit agreement dated February 8, 2022 by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time (the “2022 Credit Agreement”) and the existing revolving credit facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 (the “2022 Revolving Credit Facility”).
The Revolving Credit Facility includes two six-month maturity extension options (or one twelve-month extension option), the exercise of which in each case is subject to customary conditions and the payment of an extension fee of (i) 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and (ii) 0.125% on the extended commitments, in the case of a twelve-month extension of the Revolving Credit Facility. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, for U.S. Dollar borrowings at either (i) a rate based on SOFR plus a margin ranging from 0.70% to 1.40%, or (ii) a base rate plus a margin ranging from 0.00% to 0.40%, in each case, with the actual margin determined according to VICI LP’s debt ratings and total leverage ratio. The base rate is the highest of (i) the prime rate of interest last quoted by the Wall Street Journal in the U.S. then in effect, (ii) the NYFRB rate from time to time plus 0.5% and (iii) the SOFR rate for a one-month interest period plus 1.0%, subject to a floor of 1.0%. In addition to U.S. Dollar borrowings, borrowings under the Revolving Credit Facility are also available in certain specific foreign currencies, bearing interest based on rates customary for such foreign currencies and subject to the same applicable margins for U.S. Dollar borrowings. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on VICI LP’s debt ratings and total leverage ratio) of total commitments. The Revolving Credit Facility may be voluntarily prepaid in full or in part at any time, subject to customary breakage costs, if applicable.
The Credit Agreement contains customary representations and warranties and affirmative, negative and financial covenants. Such covenants include restrictions on mergers, affiliate transactions, and asset sales as well as certain financial maintenance covenants. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of VICI LP under the Credit Agreement to be immediately due and payable. The Credit Agreement is consistent with certain tax-related requirements related to security for the Company’s debt.
As of December 31, 2024, we had C$188.0 million and £14.5 million outstanding on the 2022 Revolving Credit Facility in connection with our Canadian and United Kingdom foreign currency transactions, respectively. In connection with the termination of the 2022 Revolving Credit Facility, such outstanding balances were repaid and reborrowed under the Revolving Credit Facility.
MGM Grand/Mandalay Bay CMBS Debt
On January 9, 2023, as a result of our acquisition of the remaining 49.9% interest in the MGM Grand/Mandalay Bay JV, we consolidated the assets and liabilities of the MGM Grand/Mandalay Bay JV, which includes the $3.0 billion in principal amount of outstanding CMBS debt (the “MGM Grand/ Mandalay Bay CMBS Debt”). The MGM Grand/Mandalay Bay CMBS Debt was originally incurred on February 14, 2020 pursuant to a loan agreement (as amended from time to time, the “MGM Grand/

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mandalay Bay CMBS Loan Agreement”), and is secured primarily by mortgages on certain affiliates of the MGM Grand/Mandalay Bay JV’s fee interest in the real estate assets related to the MGM Grand Las Vegas and the Mandalay Bay Resort and Casino. The MGM Grand/Mandalay Bay CMBS Debt matures in March 2032 and bears interest at 3.558% per annum until March 2030 at which time the rate can change in accordance with the terms of the MGM Grand Mandalay Bay CMBS Loan Agreement until maturity. The MGM Grand/Mandalay Bay CMBS Loan Agreement contains certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the MGM Grand/Mandalay Bay JV and certain of its affiliates to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring certain affiliates of the MGM Grand/Mandalay Bay JV to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.
Bridge Facilities
In connection with our acquisitions, from time to time, we enter into agreements with certain lenders pursuant to which they provide financing commitments, typically consisting of a 364-day first lien secured bridge facility, for the purpose of providing all or a portion of financing necessary in connection with the closing of such transactions. We used such bridge facility agreements in connection with our acquisition of MGM Growth Properties LLC and our acquisition of the Venetian Resort. In each case the commitments were subject to a tiered commitment fee based on the period the respective commitment was outstanding and a structuring fee. We recognized $16.3 million in Interest expense in relation to such fees during the year ended December 31, 2022.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2024, we are in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
From September through December of 2024, we entered into four forward-starting interest rate swap agreements for an aggregate notional amount of $200.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in the second quarter of 2025. The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024 and 2023.

($ in thousands)	December 31, 2024
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	4	3.5880%	$200,000	USD-SOFR-OIS Compound	March 27, 2035

($ in thousands)	December 31, 2023
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swap	7	3.6685%	$500,000	USD SOFR- COMPOUND	March 6, 2034
Settled Derivatives
We have entered into, and subsequently settled, the following forward-starting interest rate swap agreements and U.S. Treasury Rate Lock agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of the respective senior unsecured notes. In each case, the derivatives were designated as cash-

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
flow hedges and, accordingly, the unrealized gain in Accumulated other comprehensive income is amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.
•In connection with our December 2024 Notes offering, we entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $350.0 million and five U.S. Treasury Rate Lock agreements with an aggregate notional amount of $300.0 million, which we settled in December 2024 for total net proceeds of $6.8 million.
•In connection with our March 2024 Notes offering, we entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million, which we settled in March 2024 for total net proceeds of $2.8 million
•In connection with our April 2022 Notes offering, we entered into five forward-starting interest rate swap agreements with an aggregate notional amount of $2.5 billion and two U.S. Treasury Rate Lock agreements with an aggregate notional amount of $500.0 million, which we settled in April 2022 for total net proceeds of $206.8 million.
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Unrealized gain (loss) recorded in other comprehensive income	$26,973	$(9,655)	$200,550
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(24,662)	(24,148)	(16,233)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$188.0 million and £14.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the years ended December 31, 2024 and 2023, we recognized $12.9 million in unrealized gains and $6.2 million in unrealized losses, respectively, related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$7,717	$—	$7,717	$—

	December 31, 2023
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (1)	$1,563	$—	$1,563	$—
Financial liabilities:
Derivative instruments - forward-starting interest rate swap (1)	$11,218	$—	$11,218	$—
____________________
(1)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair values of our financial instruments at December 31, 2024 and 2023 for which fair value is only disclosed are as follows:

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$18,430,320	$17,723,171	$18,211,102	$17,717,435
Investments in loans and securities (2)	1,651,533	1,575,856	1,144,177	1,060,249
Cash and cash equivalents	524,615	524,615	522,574	522,574
Financial liabilities:
Debt (3)
2022 Revolving Credit Facility (4)	$148,846	$148,846	$173,804	$173,804
MGM Grand/Mandalay Bay CMBS Debt	2,800,544	2,686,960	2,773,758	2,627,984
Senior Unsecured Notes	13,783,499	13,619,484	13,776,563	13,469,176
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
(4)Subsequent to year end, on February 3, 2025, we entered into the Credit Agreement providing for the Revolving Credit Facility in the amount of $2.5 billion and concurrently terminated our 2022 Revolving Credit Facility and 2022 Credit Agreement.
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2024, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the balance and location in our Balance Sheets of the ground and use sub-leases as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Other assets (operating lease and sub-leases right-of-use assets)	$54,144	$38,345
Other liabilities (operating lease and sub-lease liabilities)	53,822	38,345
Other assets (sales-type sub-leases, net) (1)	842,776	847,330
Other liabilities (finance sub-lease liabilities)	863,374	866,052
___________________
(1) As of December 31, 2024 and December 31, 2023, sales-type sub-leases are net of $20.6 million and $18.7 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating leases
Rental expense (1)	$2,334	$2,004	$2,006
Contractual rent	1,363	1,905	1,901
Operating sub-leases
Rental income and expense (2)	6,889	6,849	5,707
Contractual rent	6,754	6,585	5,338
Finance sub-leases
Rental income and expense (2)	63,918	58,240	47,819
Contractual rent	65,030	59,094	52,191
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2024 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2025	$1,082	$6,510	$65,194
2026	2,772	6,428	65,194
2027	1,921	6,603	65,194
2028	2,813	5,847	65,253
2029	1,921	5,102	65,803
Thereafter	20,825	7,168	2,692,070
Total minimum lease commitments	$31,334	$37,658	$3,018,708
Discounting factor	10,048	5,122	2,155,334
Lease liability	$21,286	$32,536	$863,374

Discount rates (1)	5.3% -7.0%	2.6% - 5.8%	5.6% - 8.3%

Weighted average remaining lease term	12.2 years	6.7 years	51.7 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11 — Stockholders' Equity
Stock
Authorized
As of December 31, 2024, we had the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
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
Marketed Forward Offerings
The following table summarizes our marketed public offering activity, all of which were subject to forward sale agreements, during the years ended December 31, 2023 and 2022. There were no marketed public forward offering activity during the year ended December 31, 2024.

($ In thousands, except share and per share data)	Effective Date (1)	Total Shares Sold (2)	Public Offering Price Per Share	Aggregate Offering Value	Initial Forward Sale Price Per Share	Initial Net Value
2023
January 2023 Offering	January 18, 2023	30,302,500	$33.00	$1,000,000	$31.85	$964,400
2022
November 2022 Offering	November 8, 2022	18,975,000	30.90	580,000	30.57	579,600
____________________
(1)All forward sale agreements require settlement within one year of the Effective Date.
(2)The amounts are inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes 3,952,500 shares with respect to the January 2023 Offering and 2,475,000 shares with respect to the November 2022 Offering.
As of December 31, 2024, we did not have any shares outstanding from our marketed public forward offerings subject to forward sale agreements. Refer to “At-the-Market Offering Program” below for information regarding the share activity and shares outstanding under our forward sale agreements under our ATM Program (as defined below). Refer to “Forward Settlement Activity” below for information regarding the settlement of the forward offerings.
We did not receive any proceeds from the sale of shares at the time we entered into each of the forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our activity under the ATM Program during the years ended December 31, 2024, 2023 and 2022, all of which were subject to forward sale agreements:

($ In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Forward Sales Price Per Share	Aggregate Net Value
Year Ended December 31, 2024	12,015,399	$32.01	$384,565	$31.31	$376,253
Year Ended December 31, 2023	21,365,397	30.10	643,045	29.70	634,594
Year Ended December 31, 2022	21,617,592	33.12	715,880	32.53	703,100
Total	54,998,388	$31.70	$1,743,490	$31.16	$1,713,947
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
As of December 31, 2024, we had 12.0 million forward shares remaining to be settled under our ATM forward sale agreements. The net forward sales price per share of forward shares under the ATM Program was $31.31 and would result in us receiving approximately $376.3 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash inflow of $25.3 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us receiving approximately 0.9 million shares of common stock.
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under our marketed public offerings and the ATM Program during the years ended December 31, 2024, 2023 and 2022.

($ In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
2024
ATM Forward Shares	Various	Physical	13,194,739	$28.75	$379,373
2023
January 2023 Forward Sale Agreements	Various	Physical	30,302,500	31.70	960,500
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	30.34	575,600
ATM Forward Shares	Various	Physical	29,788,250	31.75	945,700
2022
September 2021 Forward Sale Agreements	February 18, 2022	Physical	50,000,000	27.81	1,390,600
March 2021 Forward Sale Agreements	February 18, 2022	Physical	69,000,000	26.50	1,828,600
Total			211,260,489	$28.78	$6,080,373
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2024	2023	2022
Beginning Balance January 1	1,042,702,763	963,096,563	628,942,092
Issuance of common stock upon physical settlement of forward sale agreements	13,194,739	79,065,750	119,000,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	469,183	540,450	601,939
Issuance of common stock in connection with the MGP Transactions	—	—	214,552,532
Ending Balance December 31	1,056,366,685	1,042,702,763	963,096,563

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2024 and 2023 were as follows:

Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150
September 5, 2024	September 18, 2024	October 3, 2024	July 1, 2024 – September 30, 2024	$0.4325
December 5, 2024	December 17, 2024	January 9, 2025	October 1, 2024 - December 31, 2024	$0.4325

Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Period	Dividend
March 9, 2023	March 23, 2023	April 6, 2023	January 1, 2023 – March 31, 2023	$0.3900
June 8, 2023	June 22, 2023	July 6, 2023	April 1, 2023 – June 30, 2023	$0.3900
September 7, 2023	September 21, 2023	October 5, 2023	July 1, 2023 – September 30, 2023	$0.4150
December 7, 2023	December 21, 2023	January 4, 2024	October 1, 2023 - December 31, 2023	$0.4150
Note 12 — Earnings Per Share and Earnings Per Unit
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding. The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 - Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Determination of shares:
Weighted-average shares of common stock outstanding	1,046,740	1,014,513	877,508
Assumed conversion of restricted stock	482	784	955
Assumed settlement of forward sale agreements	453	480	1,213
Diluted weighted-average shares of common stock outstanding	1,047,675	1,015,777	879,676

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Basic:
Net income attributable to common stockholders	$2,678,810	$2,513,540	$1,117,635
Weighted-average shares of common stock outstanding	1,046,740	1,014,513	877,508
Basic EPS	$2.56	$2.48	$1.27

Diluted:
Net income attributable to common stockholders	$2,678,810	$2,513,540	$1,117,635
Diluted weighted-average shares of common stock outstanding	1,047,675	1,015,777	879,676
Diluted EPS	$2.56	$2.47	$1.27
Earnings Per Unit
The following section presents the basic EPU and diluted EPU of VICI OP, our operating partnership and the direct parent and 100% interest holder in VICI LP. VICI LP’s interests are not expressed in units. However, given that VICI OP has a unit ownership structure and the financial information of VICI OP is substantially identical with that of VICI LP, we have elected to present the EPU of VICI OP. Basic EPU is computed by dividing net income attributable to partners’ capital by the weighted-average number of units outstanding during the period. In accordance with the VICI OP limited liability company agreement, for each share of common stock issued at VICI, a corresponding unit is issued by VICI OP. Accordingly, diluted EPU reflects the additional dilution for all potentially dilutive units resulting from potentially dilutive VICI stock issuances, such as options, unvested restricted stock awards, unvested performance-based restricted stock unit awards and the units to be issued by us upon settlement of any outstanding forward sale agreements of VICI for the period such dilutive security is outstanding. The units issuable upon settlement of any outstanding forward sale agreements of VICI are reflected in the diluted EPU calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of units used in calculating diluted EPU is deemed to be increased by the excess, if any, of the number of units that would be issued upon full physical settlement of the units under any outstanding forward sale agreements for the period prior to settlement over the number of shares of VICI common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement). Upon VICI’s physical settlement of the shares of VICI common stock under the outstanding forward sale agreement, the delivery of shares of VICI common stock resulted in an increase in the number of VICI OP units outstanding and resulting dilution to EPU.
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Determination of units:
Weighted-average units outstanding	1,058,971	1,026,745	885,786
Assumed conversion of VICI restricted stock	482	784	955
Assumed settlement of VICI forward sale agreements	453	480	1,213
Diluted weighted-average units outstanding	1,059,906	1,028,008	887,953

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Basic:
Net income attributable to partners	$2,704,255	$2,535,066	$1,118,471
Weighted-average units outstanding	1,058,971	1,026,745	885,786
Basic EPU	$2.55	$2.47	$1.26

Diluted:
Net income attributable to partners	$2,704,255	$2,535,066	$1,118,471
Diluted weighted-average units outstanding	1,059,906	1,028,008	887,953
Diluted EPU	$2.55	$2.47	$1.26
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2024, 9,552,597 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2024, 2023 and 2022, the Company granted approximately 276,000, 203,000, and 384,000 shares of restricted stock, respectively, under the Plan, respectively, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to three years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2024, 2023 and 2022 the Company granted approximately 348,000, 235,000, and 336,000 performance-based restricted stock units, respectively, at target level of performance under the Plan, which are subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. For purposes of determining the fair value for expense recognition, we used a Monte Carlo Simulation (risk-neutral approach) as these awards contain a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 1.7% - 4.5% and an expected price volatility of 20.0% - 35.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Stock-based compensation expense	$17,511	$15,536	$12,986

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the activity of our incentive stock and time-based restricted stock and performance-based restricted stock units:

	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except for per share data)	Stock	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	300,031	$24.72	588,134	$19.32
Granted	389,715	28.84	489,207	27.03
Vested	(167,465)	25.91	(227,166)	22.68
Forfeited	(14,942)	25.46	(80,586)	22.68
Canceled	—	—	—	—
Outstanding as of December 31, 2022	507,339	27.47	769,589	22.88
Granted	209,901	28.22	474,867	28.59
Vested	(211,887)	28.13	(363,267)	19.90
Forfeited	(32,718)	28.44	(115,607)	19.90
Canceled	—	—	—	—
Outstanding as of December 31, 2023	472,635	27.44	765,582	28.28
Granted	288,558	23.74	531,268	27.32
Vested	(176,926)	29.76	(243,615)	34.27
Forfeited	(57,099)	29.93	(143,669)	31.58
Canceled	—	—	—	—
Outstanding as of December 31, 2024	527,168	$24.37	909,566	$25.60
As of December 31, 2024, there was $18.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
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
The operations of VICI Golf (represented by the four golf course businesses), which are held in a TRS and certain of our other subsidiaries that operate in various states and municipalities within North America and the United Kingdom, are subject to various local, state and/or federal income taxes. Accordingly, we provide for a provision for income taxes in relation to these jurisdictions, which includes current and deferred portions. We use the asset and liability method to provide for income taxes, which requires that our income tax expense reflects the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes.
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2024			2023			2022
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,808	$(702)	$1,106	$1,755	$129	$1,884	$1,758	$469	$2,227
State	1,816	8	1,824	2,481	13	2,494	658	(9)	649
Foreign	641	6,133	6,774	49	(10,568)	(10,519)	—	—	—
Income tax expense (benefit)	$4,265	$5,439	$9,704	$4,285	$(10,426)	$(6,141)	$2,416	$460	$2,876

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2024 and 2023, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
CECL allowance - foreign investments	$10,584	$13,777
Lease liability	2,192	2,255
Accruals, reserves and other	1,256	222
Cumulative translation adjustment	—	726
Total deferred tax assets	14,032	16,980
Deferred tax liabilities:
Fixed assets - foreign investments	(1,436)	(5,080)
Land, buildings and equipment, net	(5,042)	(4,728)
Right of use asset	(2,192)	(2,255)
Cumulative translation adjustment	(3,309)	—
Total deferred tax liabilities	(11,979)	(12,063)
Net deferred tax asset	$2,053	$4,917
The following table reconciles our effective income tax rate to the historical federal statutory rate of 21% for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$564,586	21.0%	$526,579	21.0%	$239,220	21.0%
REIT income not subject to federal income tax	(563,476)	(21.0)	(524,791)	(20.9)	(237,069)	(20.8)
Pre-tax gain attributable to taxable subsidiaries	1,110	—	1,788	0.1	2,151	0.2
State income taxes, net of federal benefits	1,800	0.1	2,474	0.1	648	0.1
Foreign income taxes	6,774	0.3	(10,519)	(0.4)	—	—
Non-deductible expenses and other	20	—	116	—	77	—
Provision for (benefit from) income taxes	$9,704	0.4%	$(6,141)	(0.2)%	$2,876	0.3%
We declared dividends of $1.695, $1.610 and $1.500 per common share during the years ended December 31, 2024, 2023 and 2022, respectively. For U.S. federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2024, 2023 and 2022 are characterized as follows:

	Year Ended December 31,
($ per share)	2024	2023	2022
Ordinary dividends	$1.5045	$1.4500	$1.5787
Section 199A dividends (1)	$1.5013	$1.4265	$1.5787
Qualified dividend (1)	$0.0031	$0.0235	$—

Non-dividend distribution	$0.1730	$0.0263	$—
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2024, we had NOLs of $151.6 million, generated by our REIT, that will expire in 2037, unless they are utilized by us prior to expiration.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, the 2021, 2022, and 2023 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2024 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.
Note 15 — Segment Information
Our operations consist of real estate investment activities, which represent substantially all of our business. Accordingly, all of our operations have been considered to represent one operating segment and one reportable segment. Our Chief Operating Decision Maker (“CODM”) is Edward B. Pitoniak, our CEO, who assesses the performance of our Company using consolidated Net income.
On a monthly basis, the CODM reviews the consolidated income statement, including the primary drivers of changes against the prior period, which allows him to actively monitor and review our revenues and expenses. Given the relatively predictable nature of our cash flows due to the net lease structure of our real estate portfolio, the CODM’s primary focus when reviewing the consolidated income statement is monitoring changes in the line items in the Statement of Operations as compared to the prior period and to evaluate total general and administrative expenses against the Company’s approved budget. The CODM does not review assets at a different asset level or category than the amounts disclosed in the consolidated balance sheet.