Form 10-Q
period 2025-03-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2025-04-30
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
As of April 29, 2025, VICI Properties Inc. had 1,056,707,123 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2025 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
In order to highlight the differences between VICI and VICI LP, the separate sections in this report for VICI and VICI LP described below specifically refer to VICI and VICI LP. In the sections that combine disclosure of VICI and VICI LP, this report refers to actions or holdings of VICI and VICI LP as being “our” actions or holdings. Although VICI LP is the entity that generally, directly or indirectly, enters into contracts and joint ventures, holds assets and incurs debt, we believe that references to “we,” “us” or “our” in this context are appropriate because the business is one enterprise and we operate substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through VICI LP.
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of March 31, 2025, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of March 31, 2025.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of March 31, 2025, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,506,674	$23,581,101
Investments in leases - financing receivables, net	18,455,017	18,430,320
Investments in loans and securities, net	2,036,533	1,651,533
Land	150,727	150,727
Cash and cash equivalents	334,317	524,615
Other assets	1,042,796	1,030,644
Total assets	$45,526,064	$45,368,940

Liabilities
Debt, net	$16,847,001	$16,732,889
Accrued expenses and deferred revenue	191,548	217,956
Dividends and distributions payable	462,092	461,954
Other liabilities	1,002,758	1,004,340
Total liabilities	18,503,399	18,417,139

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,056,668,054 and 1,056,366,685 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10,567	10,564
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	24,512,026	24,515,417
Accumulated other comprehensive income	132,452	144,574
Retained earnings	1,954,124	1,867,400
Total VICI stockholders’ equity	26,609,169	26,537,955
Non-controlling interests	413,496	413,846
Total stockholders’ equity	27,022,665	26,951,801
Total liabilities and stockholders’ equity	$45,526,064	$45,368,940
_______________________________________________________
Note: As of March 31, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $937.9 million, $783.7 million, $27.7 million and $24.7 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Income from sales-type leases	$528,604	$512,772
Income from lease financing receivables, loans and securities	426,480	409,301
Other income	19,513	19,312
Golf revenues	9,607	10,096
Total revenues	984,204	951,481

Operating expenses
General and administrative	14,860	16,192
Depreciation	996	1,133
Other expenses	19,513	19,312
Golf expenses	6,352	6,511
Change in allowance for credit losses	186,957	106,918
Transaction and acquisition expenses	45	305
Total operating expenses	228,723	150,371

Interest expense	(209,251)	(204,882)
Interest income	3,697	5,293
Other losses	(118)	(156)
Income before income taxes	549,809	601,365
Benefit from (provision for) income taxes	2,456	(1,562)
Net income	552,265	599,803
Less: Net income attributable to non-controlling interests	(8,658)	(9,787)
Net income attributable to common stockholders	$543,607	$590,016

Net income per common share
Basic	$0.51	$0.57
Diluted	$0.51	$0.57

Weighted average number of shares of common stock outstanding
Basic	1,056,012,414	1,042,404,634
Diluted	1,056,432,790	1,043,311,636

Other comprehensive income
Net income	$552,265	$599,803
Reclassification of derivative gain to Interest expense	(6,345)	(6,046)
Unrealized (loss) gain on cash flow hedges	(5,949)	12,482
Foreign currency translation adjustments	35	(3,644)
Comprehensive income	540,006	602,595
Comprehensive income attributable to non-controlling interests	(8,521)	(9,809)
Comprehensive income attributable to common stockholders	$531,485	$592,786
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2024	$10,564	$24,515,417	$144,574	$1,867,400	$26,537,955	$413,846	$26,951,801
Net income	—	—	—	543,607	543,607	8,658	552,265
Reallocation of equity	—	836	—	—	836	(836)	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(456,883)	(456,883)	(7,986)	(464,869)
Stock-based compensation, net of forfeitures	3	(4,227)	—	—	(4,224)	(49)	(4,273)
Reclassification of derivative gain to Interest expense	—	—	(6,271)	—	(6,271)	(74)	(6,345)
Unrealized loss on cash flow hedges	—	—	(5,881)	—	(5,881)	(68)	(5,949)
Foreign currency translation adjustments	—	—	30	—	30	5	35
Balance as of March 31, 2025	$10,567	$24,512,026	$132,452	$1,954,124	$26,609,169	$413,496	$27,022,665

Balance as of December 31, 2023	$10,427	$24,125,872	$153,870	$965,762	$25,255,931	$401,843	$25,657,774
Net income	—	—	—	590,016	590,016	9,787	599,803
Reallocation of equity	—	255	—	—	255	(255)	—
Dividends and distributions declared ($0.4150 per common share)	—	—	—	(432,900)	(432,900)	(7,707)	(440,607)
Stock-based compensation, net of forfeitures	4	(1,252)	—	—	(1,248)	44	(1,204)
Reclassification of derivative gain to Interest expense	—	—	(5,976)	—	(5,976)	(70)	(6,046)
Unrealized gain on cash flow hedges	—	—	12,341	—	12,341	141	12,482
Foreign currency translation adjustments	—	—	(3,595)	—	(3,595)	(49)	(3,644)
Balance as of March 31, 2024	$10,431	$24,124,875	$156,640	$1,122,878	$25,414,824	$403,734	$25,818,558
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$552,265	$599,803
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(132,047)	(135,666)
Stock-based compensation	2,904	3,793
Depreciation	996	1,133
Other losses	118	156
Amortization of debt issuance costs and original issue discount	12,356	10,400
Change in allowance for credit losses	186,957	106,918
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	(3,976)	435
Change in operating assets and liabilities:
Other assets	(6,666)	(5,026)
Accrued expenses and deferred revenue	(22,898)	(39,510)
Other liabilities	83	(1,524)
Net cash provided by operating activities	591,859	543,739

Cash flows from investing activities
Investments in leases - sales-type	—	(5,900)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(385,352)	(71,681)
Principal repayments of loans and receipts of deferred fees	50	1,100
Capitalized transaction costs	(123)	(442)
Investments in short-term investments	—	(29,579)
Acquisition of property and equipment	(156)	(2,410)
Net cash used in investing activities	(385,581)	(109,160)

Cash flows from financing activities
Proceeds from Revolving Credit Facility	248,356	—
Repayment of Revolving Credit Facility	(151,841)	—
Proceeds from senior unsecured notes offerings	—	1,028,533
Redemption of senior unsecured notes	—	(1,050,000)
Debt issuance costs	(19,088)	(2,800)
Repurchase of stock for tax withholding	(7,177)	(4,996)
Distributions to non-controlling interests	(7,986)	(7,707)
Dividends paid	(459,026)	(434,811)
Net cash used in financing activities	(396,762)	(471,781)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	186	(54)

Net decrease in cash, cash equivalents and restricted cash	(190,298)	(37,256)
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574
Cash, cash equivalents and restricted cash, end of period	$334,317	$485,318

Supplemental cash flow information:
Cash paid for interest	$278,329	$217,967
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$462,299	$437,978
Issuance of stock-based compensation subject to repurchase for tax withholding	$16,955	$17,576
Debt issuance costs payable	$305	$240
Accrued capitalized transaction costs	$414	$2,896
Non-cash change in Investments in leases - financing receivables	$71,525	$71,750
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,506,674	$23,581,101
Investments in leases - financing receivables, net	18,455,017	18,430,320
Investments in loans and securities, net	2,036,533	1,651,533
Land	150,727	150,727
Cash and cash equivalents	327,683	456,899
Other assets	965,524	1,015,180
Total assets	$45,442,158	$45,285,760

Liabilities
Debt, net	$16,847,001	$16,732,889
Accrued expenses and deferred revenue	190,006	215,452
Distributions payable	462,092	461,954
Other liabilities	989,112	990,577
Total liabilities	18,488,211	18,400,872

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,068,899,427 and 1,068,598,058 operating partnership units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	26,716,498	26,634,873
Accumulated other comprehensive income	131,640	143,899
Total VICI LP’s capital	26,848,138	26,778,772
Non-controlling interests	105,809	106,116
Total capital attributable to partners	26,953,947	26,884,888
Total liabilities and partners’ capital	$45,442,158	$45,285,760
_______________________________________________________
Note: As of March 31, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $937.9 million, $783.7 million, $27.7 million and $24.7 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
Revenues
Income from sales-type leases	$528,604	$512,772
Income from lease financing receivables, loans and securities	426,480	409,301
Other income	19,513	19,312
Total revenues	974,597	941,385

Operating expenses
General and administrative	14,823	16,157
Depreciation	129	288
Other expenses	19,513	19,312
Change in allowance for credit losses	186,957	106,918
Transaction and acquisition expenses	45	305
Total operating expenses	221,467	142,980

Interest expense	(209,251)	(204,882)
Interest income	3,471	4,626
Other losses	(118)	(156)
Income before income taxes	547,232	597,993
Benefit from (provision for) income taxes	2,985	(953)
Net income	550,217	597,040
Less: Net income attributable to non-controlling interests	(2,390)	(2,898)
Net income attributable to partners	$547,827	$594,142

Net income per Partnership unit
Basic	$0.51	$0.56
Diluted	$0.51	$0.56

Weighted average number of Partnership units outstanding
Basic	1,068,243,787	1,054,636,007
Diluted	1,068,664,163	1,055,543,009

Other comprehensive income
Net income attributable to partners	$547,827	$594,142
Reclassification of derivative gain to Interest expense	(6,345)	(6,046)
Unrealized (loss) gain on cash flow hedges	(5,949)	12,482
Foreign currency translation adjustments, net	35	(3,644)
Comprehensive income attributable to partners	$535,568	$596,934
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2024	$26,634,873	$143,899	$106,116	$26,884,888
Net income	547,827	—	2,390	550,217
Contributions from Parent	245	—	—	245
Distributions to Parent	(462,174)	—	—	(462,174)
Distributions to non-controlling interest	—	—	(2,697)	(2,697)
Stock-based compensation, net of forfeitures	(4,273)	—	—	(4,273)
Reclassification of derivative gain to Interest expense	—	(6,345)	—	(6,345)
Unrealized loss on cash flow hedges	—	(5,949)	—	(5,949)
Foreign currency translation adjustments	—	35	—	35
Balance as of March 31, 2025	$26,716,498	$131,640	$105,809	$26,953,947

Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
Net income	594,142	—	2,898	597,040
Distributions to Parent	(440,283)	—	—	(440,283)
Distributions to non-controlling interest	—	—	(2,630)	(2,630)
Stock-based compensation, net of forfeitures	(1,204)	—	—	(1,204)
Reclassification of derivative gain to Interest expense	—	(6,046)	—	(6,046)
Unrealized gain on cash flow hedges	—	12,482	—	12,482
Foreign currency translation adjustments	—	(3,644)	—	(3,644)
Balance as of March 31, 2024	$25,441,302	$156,142	$105,900	$25,703,344
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$550,217	$597,040
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(132,047)	(135,666)
Stock-based compensation	2,904	3,793
Depreciation	129	288
Other losses	118	156
Amortization of debt issuance costs and original issue discount	12,356	10,400
Change in allowance for credit losses	186,957	106,918
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	(3,938)	451
Change in operating assets and liabilities:
Other assets	(7,294)	(4,312)
Accrued expenses and deferred revenue	(24,018)	(39,425)
Other liabilities	162	(1,458)
Net cash provided by operating activities	587,313	541,012

Cash flows from investing activities
Investments in leases - sales-type	—	(5,900)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(385,352)	(71,681)
Principal repayments of loans and receipts of deferred fees	50	1,100
Capitalized transaction costs	(123)	(442)
Investments in short-term investments	—	(29,579)
Acquisition of property and equipment	(25)	(1,998)
Net cash used in investing activities	(385,450)	(108,748)

Cash flows from financing activities
Contributions from Parent	63,216	—
Distributions to Parent	(462,033)	(439,888)
Proceeds from Revolving Credit Facility	248,356	—
Repayment of Revolving Credit Facility	(151,841)	—
Proceeds from senior unsecured notes offerings	—	1,028,533
Redemption of senior unsecured notes	—	(1,050,000)
Debt issuance costs	(19,088)	(2,800)
Repurchase of stock for tax withholding	(7,177)	(4,996)
Distributions to non-controlling interest	(2,698)	(2,630)
Net cash used in financing activities	(331,265)	(471,781)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	186	(54)

Net decrease in cash, cash equivalents and restricted cash	(129,216)	(39,571)
Cash, cash equivalents and restricted cash, beginning of period	456,899	471,584
Cash, cash equivalents and restricted cash, end of period	$327,683	$432,013

Supplemental cash flow information:
Cash paid for interest	$278,329	$217,967
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activity:
Distributions payable	$462,299	$437,978
Debt issuance costs payable	$305	$240
Accrued capitalized transaction costs	$414	$2,896
Non-cash change in Investments in leases - financing receivables	$71,525	$71,750
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of March 31, 2025, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
VICI Properties Inc., the parent company, is a Maryland corporation and internally managed REIT for U.S. federal income tax purposes. Our real property business, which represents the substantial majority of our assets, is conducted through VICI OP and indirectly through VICI LP, and our golf course business, VICI Golf, is conducted through a direct wholly owned TRS of VICI. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.
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
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of March 31, 2025, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.1% of the entity’s cash flows.
VICI LP’s non-controlling interests are the third-party ownership interests in Harrah’s Joliet LandCo LLC and VICI Bowl HoldCo LLC referenced above.
Reportable Segments
Our operations consist of real estate investment activities, which represent substantially all of our business. The operating results are regularly reviewed, on a consolidated basis, by the Chief Operating Decision Maker (“CODM”) and are considered to be one operating segment. Accordingly, all operations have been considered to represent one reportable segment.
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of March 31, 2025 and December 31, 2024.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We allocate the purchase price, including the costs incurred to acquire the assets, to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, the assets acquired are comprised of land, building and site improvements, and in certain instances existing leases and/or debt. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
Investments in Leases - Sales-type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess each lease component of the property, generally comprised of land and buildings, to determine the classification. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease, net of allowance for credit losses. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long-term nature of our leases, the land and building components of an investment generally have the same lease classification.
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
Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our tenants and their parent guarantors, as applicable, over the life of each individual lease or financial investment. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD of our tenants and their parent guarantors, as applicable. The PD and LGD are estimated during a reasonable and supportable period for which we believe we are able to estimate future economic conditions (the “R&S Period”) and a long-term period for which we revert to long-term historical averages (the “Long-Term Period”). The PD and LGD estimates for the R&S Period are developed using the current financial condition of the tenant and parent guarantor, as applicable, and applied to a projection of economic conditions over a two-year term. The PD and LGD for the Long-Term Period are estimated using the average historical default rates and historical loss rates, respectively, of public companies over approximately the past 40 years that have similar credit profiles or characteristics to our tenants and their parent guarantors, as applicable. We are unable to use our historical data to estimate losses as we have no loss history to date.
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
Unfunded Commitments
We are required to estimate a CECL allowance related to contractual commitments to extend credit, such as future funding commitments under a revolving credit facility, delayed draw term loan, construction loan or through commitments made to our tenants to fund the development and construction of improvements at our properties. We estimate the amount that we will fund for each contractual commitment based on (i) discussions with our borrowers and tenants, (ii) our borrowers’ and tenants’ business plans and financial condition, and (iii) other relevant factors. Based on these considerations, we apply a CECL allowance to the estimated amount of credit we expect to extend. The CECL allowance for unfunded commitments is calculated using the same methodology as the allowance for the respective investments subject to the CECL model. The CECL allowance related to these future commitments is recorded as a component of Other liabilities on our Balance Sheets.

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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2025 and 2024.
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
We and certain of our consolidated subsidiaries have intercompany and third-party debt that is denominated in foreign currencies, which are neither our nor our consolidated subsidiaries’ functional currency of USD. When the debt and related operating receivables and/or payables are remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Other losses in the Statement of Operations.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income in our Balance Sheet with a corresponding change in Unrealized (loss) gain on cash flow hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38% of our lease revenues for each of the three months ended March 31, 2025 and 2024. Contractual rent from our lease agreements with MGM represented 36% of our total contractual rent for each of the three months ended March 31, 2025 and 2024. Revenue from our lease agreements with Caesars represented 36% of our lease revenues for each of the three months ended March 31, 2025 and 2024. Contractual rent from our lease agreements with Caesars represented 37% and 38% of our total contractual rent for the three months ended March 31, 2025 and 2024, respectively.
Additionally, our properties on the Las Vegas Strip generated approximately 49% and 48% of our lease revenues for the three months ended March 31, 2025 and 2024, respectively. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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
Recent Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar Two model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar Two effective January 1, 2024; however, countries must individually enact Pillar Two, which may result in variation in the application of the model rules and timelines.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2025 Activity
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the three months ended March 31, 2025:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
One Beverly Hills Loan	$300,000	Mezzanine	Luxury experiential lifestyle hub in Beverly Hills, California
Total	$300,000
One Beverly Hills Mezzanine Loan
On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in late 2027 and 2028.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. We funded the investment with a combination of cash on hand and a draw under the Revolving Credit Facility (as defined below).
North Fork Casino Loan
Subsequent to quarter-end, on April 4, 2025, we provided a commitment of up to $510.0 million of a $725.0 million delayed draw term loan facility (the “Term Loan Arrangement”) to the North Fork Rancheria Economic Development Authority, a wholly owned entity of the North Fork Rancheria of Mono Indians of California. Proceeds from the Term Loan Arrangement will be used for the development of the North Fork Mono Casino & Resort (“North Fork”) located near Madera, California, which will be developed and managed by affiliates of Red Rock Resorts, Inc. (“Red Rock Resorts”). The Term Loan Arrangement consists of a $340.0 million Term Loan A, of which we have committed up to $125.0 million, and a $385.0 million Term Loan B, of which we have committed up to the full $385.0 million, for a total commitment of $510.0 million. The Term Loan A has an initial term of five years and the Term Loan B has an initial term of six years. The project is expected to be funded in accordance with a construction draw schedule.
Note 4 — Real Estate Portfolio
As of March 31, 2025, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 17 debt investments in senior secured and mezzanine loans, preferred equity and the senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the balances of our real estate portfolio as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Investments in leases – sales-type, net (1)	$23,506,674	$23,581,101
Investments in leases – financing receivables, net (1)	18,455,017	18,430,320
Total investments in leases, net	41,961,691	42,011,421
Investments in loans and securities, net	2,036,533	1,651,533
Land	150,727	150,727
Total real estate portfolio	$44,148,951	$43,813,681
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of March 31, 2025 and December 31, 2024, the estimated residual value of the leased properties under our lease agreements was $16.4 billion.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2025	2024
Income from sales-type leases – fixed rent	$500,587	$486,651
Income from sales-type leases – contingent rent (1)	28,017	26,122
Income from lease financing receivables – fixed rent	382,041	377,721
Income from lease financing receivables – contingent rent (1)	1,897	3,211
Total lease revenue	912,542	893,705
Non-cash adjustment (2)	(132,101)	(135,709)
Total contractual lease revenue	$780,441	$757,996
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
At March 31, 2025, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2025 (remaining)	$1,327,909	$943,363	$2,271,272
2026	1,794,488	1,277,238	3,071,726
2027	1,821,969	1,301,059	3,123,028
2028	1,850,663	1,325,597	3,176,260
2029	1,880,313	1,350,613	3,230,926
Thereafter	79,935,052	88,396,948	168,332,000
Total	$88,610,394	$94,594,819	$183,205,213
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the lease agreements.
(2) The minimum lease payments include the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
As of March 31, 2025, we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of March 31, 2025, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 40.4 years.
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
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/24-4/30/25 (Lease Year 3)	11/1/24 – 10/31/25 (Lease Year 8)	11/1/24 – 10/31/25 (Lease Year 8)	3/1/25 – 2/28/26 (Lease Year 6)
Current annual rent	$759,492	$725,489 (1)	$495,418	$322,392
Annual escalator (2)	Lease years 2-10 – 2% Lease years 11-end of term – > 2% / change in CPI (capped at 3%)	Lease years 2-5 – 1.5% Lease years 6-end of term – > 2.0% / change in CPI	> 2% / change in CPI	Lease years 2-15 – 2% Lease years 16-end of term – >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Year 8: 70% base rent / 30% variable rent Years 11 & 16: 80% base rent / 20% variable rent	Years 8, 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 8: Avg. of years 5-7 less avg. of years 0-2 Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $716.0 million.
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
(3) Certain tenants under our leases with Caesars, as applicable, are required to spend $380.3 million on capital expenditures (excluding gaming equipment) over a rolling three-year period, with $286.0 million allocated to the regional assets, $84.0 million allocated to Caesars Palace Las Vegas and the remaining balance of $10.3 million to facilities (other than the Harrah’s Las Vegas Facility) covered by any Caesars lease in such proportion as such tenants may elect. Additionally, the tenants under the Caesars Regional Master Lease and Joliet Lease are required to spend a minimum of $531.9 million on capital expenditures (including gaming equipment) across certain of its affiliates and other assets, together with the $380.3 million requirement.
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of March 31, 2025 and December 31, 2024:

($ In thousands)	March 31, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$82,033	$—	11.0%	6.0 years
Senior Secured Loans	768,913	758,225	227,070	8.1%	4.5 years
Mezzanine Loans and Preferred Equity	1,211,879	1,196,275	238,064	9.8%	3.4 years
Total	$2,065,792	$2,036,533	$465,134	9.2%	3.9 years

($ In thousands)	December 31, 2024
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,857	$—	11.0%	6.3 years
Senior Secured Loans	684,686	674,200	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	895,476	239,748	9.2%	4.1 years
Total	$1,678,147	$1,651,533	$548,524	8.8%	4.4 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of March 31, 2025 and December 31, 2024.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following summarizes the activity of our investments in loans and securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning Balance January 1,	$1,651,533	$1,144,177
Principal fundings	385,252	71,152
Repayments	—	—
Change in CECL Allowance	(2,682)	7,745
Other	2,430	1,913
Ending Balance March 31,	$2,036,533	$1,224,987
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record a non-cash allowance for current expected credit losses, or CECL allowance, related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity.
The following tables detail the allowance for credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,444,547	$(937,873)	$23,506,674	3.84%
Investments in leases – financing receivables	19,238,724	(783,707)	18,455,017	4.07%
Investments in loans and securities	2,064,215	(27,682)	2,036,533	1.34%
Other assets – sales-type sub-leases	863,513	(24,714)	838,799	2.86%
Totals	$46,610,999	$(1,773,976)	$44,837,023	3.81%

	December 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,383,843	$(802,742)	$23,581,101	3.29%
Investments in leases – financing receivables	19,167,432	(737,112)	18,430,320	3.85%
Investments in loans and securities	1,676,530	(24,997)	1,651,533	1.49%
Other assets – sales-type sub-leases	863,374	(20,598)	842,776	2.39%
Totals	$46,091,179	$(1,585,449)	$44,505,730	3.44%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of March 31, 2025 and December 31, 2024, such allowance is $7.9 million and $9.5 million, respectively, and is recorded in Other liabilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning Balance	$1,594,931	$1,472,386
Initial allowance from current period investments	3,539	683
Current period change in credit allowance	183,364	105,019
Charge-offs	—	—
Recoveries	—	—
Ending Balance	$1,781,834	$1,578,088
During the three months ended March 31, 2025, we recognized a $187.0 million increase in our allowance for credit losses primarily driven by the equity market performance of our tenants and negative changes in the macroeconomic forecast during the current quarter, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD. In addition, we recorded an initial CECL allowance of $3.5 million on our $300.0 million of debt investment activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.
During the three months ended March 31, 2024, we recognized a $106.9 million increase in our allowance for credit losses primarily driven by an increase in the R&S Period PD as a result of the equity market performance of our tenants during the quarter, negative changes in the macroeconomic forecast and initial CECL allowances of $0.7 million on our $115.0 million loan origination activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.
As of March 31, 2025 and December 31, 2024, and since our formation on October 6, 2017, all of our lease agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2025 and 2024:

	Amortized Cost Basis by Year of Origination as of March 31, 2025 (1)
(In thousands)	2025	2024	2023	2022	2021	Prior	Total
Ba2	$—	$—	$—	$4,815,187	$—	$—	$4,815,187
Ba3	—	—	—	12,936,749	2,185,434	18,340,792	33,462,975
B1	—	—	—	2,368,939	—	925,126	3,294,065
B2	—	—	448,100	—	—	888,827	1,336,927
B3	—	—	280,128	300,176	—	—	580,304
Caa1	—	—	388,888	—	—	342,070	730,958
N/A (2)	301,753	327,306	1,034,307	727,217	—	—	2,390,583
Total	$301,753	$327,306	$2,151,423	$21,148,268	$2,185,434	$20,496,815	$46,610,999

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Amortized Cost Basis by Year of Origination as of March 31, 2024 (1)
(In thousands)	2024	2023	2022	2021	2020	Prior	Total
Ba2	$—	$—	$4,335,345	$—	$—	$—	$4,335,345
Ba3	—	—	12,724,758	2,172,076	5,599,509	12,578,825	33,075,168
B1	—	445,618	2,329,583	—	—	921,656	3,696,857
B2	—	—	—	—	883,345	—	883,345
B3	—	687,449	298,772	—	—	330,821	1,317,042
N/A (2)	10,819	822,221	657,902	79,500	—	—	1,570,442
Total	$10,819	$1,955,288	$20,346,360	$2,251,576	$6,482,854	$13,831,302	$44,878,199
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
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Sales-type sub-leases, net (1)	$838,799	$842,776
Property and equipment used in operations, net	69,507	70,347
Right of use assets and sub-lease right of use assets	54,077	54,144
Debt financing costs	25,294	8,029
Deferred acquisition costs	14,297	13,964
Deferred income taxes	9,788	5,865
Interest receivable	9,623	7,180
Other receivables	8,988	9,166
Tenant reimbursement receivables	5,865	5,066
Prepaid expenses	4,383	4,534
Forward-starting interest rate swaps	—	7,717
Other	2,175	1,856
Total other assets	$1,042,796	$1,030,644
____________________
(1) As of March 31, 2025 and December 31, 2024, sales-type sub-leases are net of $24.7 million and $20.6 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Finance sub-lease liabilities	$863,513	$863,374
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	53,762	53,822
CECL allowance for unfunded commitments	7,860	9,482
Deferred income taxes	3,773	3,812
Other	250	250
Total other liabilities	$1,002,758	$1,004,340

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of March 31, 2025 and December 31, 2024:

($ In thousands)	March 31, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$100,000	$100,000
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	127,185	127,185
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	18,731	18,731
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,807,171
2025 Maturities
4.375% Notes (3)	May 15, 2025	4.375%	500,000	499,808
4.625% Notes (3)	June 15, 2025	4.625%	800,000	798,671
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	492,793
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,245,245
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,036
3.750% Notes	February 15, 2027	3.750%	750,000	746,857
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,848
4.750% Notes	February 15, 2028	4.516% (4)	1,250,000	1,242,740
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	705,489
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,532
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (4)	1,000,000	991,513
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,982
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (4)	750,000	740,786
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (4)	1,500,000	1,485,386
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (4)	550,000	541,229
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,471
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,528
Total Debt		4.411% (5)	$17,195,916	$16,847,001

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	March 31, 2026	CORRA + 0.85%	130,698	130,698
GBP Borrowings (2)	March 31, 2026	SONIA + 0.85%	18,148	18,148
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,800,544
2025 Maturities
4.375% Notes	May 15, 2025	4.375%	500,000	499,419
4.625% Notes	June 15, 2025	4.625%	800,000	797,059
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	491,532
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,244,469
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,588
3.750% Notes	February 15, 2027	3.750%	750,000	746,438
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,214
4.750% Notes	February 15, 2028	4.516% (4)	1,250,000	1,242,110
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	702,707
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (4)	1,000,000	991,080
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,609
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (4)	$750,000	$740,527
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (4)	1,500,000	1,484,876
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (4)	550,000	540,986
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,348
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,405
Total Debt		4.413% (5)	$17,098,846	$16,732,889
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three months ended March 31, 2025, the commitment fee for the Revolving Credit Facility averaged 0.20%.
(3)On March 26, 2025, we priced an offering of $1.3 billion aggregate principal amount of Senior Notes. Subsequent to quarter-end, on April 7, 2025, VICI LP issued such Senior Notes comprised of (i) $400.0 million aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028, and (ii) $900.0 million aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035 (collectively, the “April 2025 Notes”), in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the April

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2025 Notes to redeem $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
(4)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750% and the contractual interest rate on the December 2024 Notes (as defined below) maturing 2031 is 5.125%.
(5)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of March 31, 2025, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.56%.
The following table is a schedule of future minimum principal payments of our debt obligations as of March 31, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remaining)(1)	$1,300,000
2026	1,750,000
2027	1,500,000
2028	1,600,000
2029	1,995,916
2030	2,000,000
Thereafter	7,050,000
Total minimum principal payments	$17,195,916
____________________
(1)Subsequent to quarter-end, we used the net proceeds of the April 2025 Notes to redeem $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
Senior Unsecured Notes
As set forth in the above table, as of March 31, 2025, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $5.0 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $3.1 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $64.2 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGM Growth Properties LLC (“MGP”) on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”) and (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes and December 2024 Notes (and as the context requires, the April 2025 Notes) are collectively referred to as the “Senior Unsecured Notes”.
On March 26, 2025, we priced the offering of $1.3 billion aggregate principal amount of April 2025 Notes. Subsequent to quarter-end, on April 7, 2025, VICI LP issued such April 2025 Notes comprised of (i) $400.0 million aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028, and (ii) $900.0 million aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the April 2025 Notes to redeem our then-outstanding (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
Subject to the terms and conditions of the applicable indentures (including supplemental indentures, collectively “indentures”), each series of Senior Unsecured Notes is redeemable at our option, in whole or in part, at any time for a specified period prior to the maturity date of such series at the redemption prices set forth in the applicable indenture. In addition, we may redeem

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
some or all of such notes prior to such respective dates at a price equal to 100% of the principal amount thereof plus a “make-whole” premium or on such other terms as specified in the applicable indenture.
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes, the April 2022 Notes, the March 2024 Notes, the December 2024 Notes and the April 2025 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement (as defined below), and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.
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
The indentures governing each of the April 2022 Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes contain certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and limit VICI LP’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
Unsecured Credit Facilities
On February 3, 2025, we entered into a credit agreement by and among VICI LP, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, as amended from time to time (the “Credit Agreement”), providing for a revolving credit facility in the amount of $2.5 billion scheduled to mature on February 3, 2029 (the “Revolving Credit Facility”). Concurrently with entry into the Credit Agreement and Revolving Credit Facility, we terminated the credit agreement dated February 8, 2022 by and among VICI LP, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time (the “2022 Credit Agreement”) and the existing revolving credit facility in the amount of $2.5 billion scheduled to mature on March 31, 2026 (the “2022 Revolving Credit Facility”). In connection with the termination of the 2022 Revolving Credit Facility, all outstanding balances thereunder were repaid and reborrowed under the Revolving Credit Facility.
The Revolving Credit Facility includes two six-month maturity extension options (or one twelve-month extension option), the exercise of which in each case is subject to customary conditions and the payment of an extension fee of (i) 0.0625% on the extended commitments, in the case of each six-month extension of the Revolving Credit Facility, and (ii) 0.125% on the extended commitments, in the case of a twelve-month extension of the Revolving Credit Facility. The Revolving Credit Facility includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
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
The Credit Agreement contains customary representations and warranties and affirmative, negative and financial covenants. Such covenants include restrictions on mergers, affiliate transactions, and asset sales as well as certain financial maintenance covenants. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of VICI LP under the Credit Agreement to be immediately due and payable. The Credit Agreement is consistent with certain tax-related requirements related to security for our debt.
As of March 31, 2025, we had C$183.0 million, £14.5 million and $100.0 million outstanding on the Revolving Credit Facility in connection with our Canadian investments, United Kingdom investments and the funding of a portion of our U.S. debt investments, respectively.
MGM Grand/Mandalay Bay CMBS Debt
Our investment in the real estate assets of the MGM Grand and Mandalay Bay, through an entity that holds these assets (the “MGM Grand/Mandalay Bay PropCo”), is financed with CMBS debt (the “MGM Grand/Mandalay Bay CMBS Debt”) and is secured primarily by mortgages on our fee interest in the real estate assets of these two properties. The MGM Grand/Mandalay Bay CMBS Debt has a current outstanding principal balance of $3.0 billion, matures in March 2032 and bears interest at 3.558% per annum until March 2030, at which time the rate can change in accordance with the terms of the MGM Grand/Mandalay Bay CMBS loan agreement until maturity. The MGM Grand/Mandalay Bay CMBS loan agreement contains certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the MGM Grand/Mandalay Bay PropCo and certain of its affiliates to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring certain affiliates of the MGM Grand/Mandalay Bay PropCo to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2025, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024. As of March 31, 2025, there were no derivative instruments outstanding.

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

($ In thousands)
Notes Offering	Settlement Period	Instrument	Number of Instruments	Notional Amount	Total Net Proceeds/(Payments)
April 2025 Notes	March 2025	Forward-starting interest rate swap	12	$600,000	$192
April 2025 Notes	March 2025	U.S. Treasury Rate Lock	3	$150,000	$1,575
December 2024 Notes	December 2024	Forward-starting interest rate swap	7	$350,000	$7,173
December 2024 Notes	December 2024	U.S. Treasury Rate Lock	5	$300,000	$(398)
March 2024 Notes	March 2024	Forward-starting interest rate swap	7	$500,000	$2,543
April 2022 Notes	April 2022	Forward-starting interest rate swap	5	$2,500,000	$202,289
April 2022 Notes	April 2022	U.S. Treasury Rate Lock	2	$500,000	$4,549
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Unrealized (loss) gain recorded in other comprehensive income	$(5,949)	$12,482
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,345)	(6,046)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$183.0 million and £14.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three months ended March 31, 2025, we recognized $0.6 million in unrealized losses, related to such net investment hedges, and for the three months ended March 31, 2024, we recognized $3.7 million in unrealized gains related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024. As of March 31, 2025, there were no assets or liabilities measured at fair value on a recurring basis.

	December 31, 2024
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$7,717	$—	$7,717	$—
___________________
(1) The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
The estimated fair values of our financial instruments as of March 31, 2025 and December 31, 2024 for which fair value is only disclosed are as follows:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,455,017	$17,753,294	$18,430,320	$17,723,171
Investments in loans and securities (2)	2,036,533	1,932,417	1,651,533	1,575,856
Cash and cash equivalents	334,317	334,317	524,615	524,615
Financial liabilities:
Debt (3)
Revolving Credit Facility	245,916	245,916	148,846	148,846
MGM Grand/Mandalay Bay CMBS Debt	2,807,171	2,755,892	2,800,544	2,686,960
Senior Unsecured Notes	13,793,914	13,689,387	13,783,499	13,619,484
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2025, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options, and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
•Sub-Lease Commitments. Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases that in certain cases are or may be integral to the operations of the property, the cost of which is passed to our tenants through our lease agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Other assets (operating lease and sub-leases right-of-use assets)	$54,077	$54,144
Other liabilities (operating lease and sub-lease liabilities)	53,762	53,822
Other assets (sales-type sub-leases, net) (1)	838,799	842,776
Other liabilities (finance sub-lease liabilities)	863,513	863,374
___________________
(1) As of March 31, 2025 and December 31, 2024, sales-type sub-leases are net of $24.7 million and $20.6 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating leases
Rental expense (1)	$626	$732
Contractual rent	254	713
Operating sub-leases
Rental income and expense (2)	1,781	1,712
Contractual rent	1,650	1,680
Finance sub-leases
Rental income and expense (2)	15,962	16,010
Contractual rent	15,819	15,705
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at March 31, 2025 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2025 (remaining)	$830	$4,860	$49,375
2026	2,772	6,428	65,193
2027	1,921	6,603	65,193
2028	2,813	5,847	65,253
2029	1,921	5,102	65,803
2030	2,916	1,776	65,976
Thereafter	17,909	5,393	2,626,078
Total minimum lease commitments	$31,082	$36,009	$3,002,871
Discounting factor	9,725	3,604	2,139,358
Lease liability	$21,357	$32,405	$863,513

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	12.0 years	6.6 years	51.5 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of March 31, 2025, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended March 31, 2025 and 2024.
At-the-Market Offering Program
On May 6, 2024, we entered into an equity distribution agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $2.0 billion of our common stock and concurrently terminated our previous equity distribution agreement (collectively under both equity distribution agreements, the “ATM Program”). Sales of common stock, if any, made pursuant to the ATM Program may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act. The ATM Program also provides that we may sell shares of our common stock under the ATM Program through forward sale agreements. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our activity under the ATM Program during the three months ended March 31, 2025 and 2024, all of which were sold subject to forward sale agreements, which we refer to as ATM forward sale agreements.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Net Forward Sales Price Per Share	Aggregate Net Value
March 2025 ATM Forward Sale Agreements	7,835,973	$32.43	$254,156	$32.27	$252,840
January 2024 ATM Forward Sale Agreement	9,662,116	$31.61	$305,466	$31.30	$302,411
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
As of March 31, 2025, we had approximately 19.9 million forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares sold under the ATM Program was $31.46 and would result in us receiving approximately $624.6 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash payment of $23.0 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us issuing approximately 704,852 shares of common stock.
Forward Settlement Activity
There was no settlement activity of the outstanding forward shares under our ATM Program during the three months ended March 31, 2025 and 2024.
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2025	2024
Beginning Balance January 1,	1,056,366,685	1,042,702,763
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	301,369	434,268
Ending Balance March 31,	1,056,668,054	1,043,137,031
Distributions
Dividends declared (on a per share basis) during the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325

Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2025	2024
Determination of shares:
Weighted-average shares of common stock outstanding	1,056,012	1,042,405
Assumed conversion of restricted stock	392	412
Assumed settlement of forward sale agreements	28	495
Diluted weighted-average shares of common stock outstanding	1,056,433	1,043,312

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Basic:
Net income attributable to common stockholders	$543,607	$590,016
Weighted-average shares of common stock outstanding	1,056,012	1,042,405
Basic EPS	$0.51	$0.57

Diluted:
Net income attributable to common stockholders	$543,607	$590,016
Diluted weighted-average shares of common stock outstanding	1,056,433	1,043,312
Diluted EPS	$0.51	$0.57
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended March 31,
(In thousands)	2025	2024
Determination of units:
Weighted-average units outstanding	1,068,244	1,054,636
Assumed conversion of VICI restricted stock	392	412
Assumed settlement of VICI forward sale agreements	28	495
Diluted weighted-average units outstanding	1,068,664	1,055,543

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Basic:
Net income attributable to partners	$547,827	$594,142
Weighted-average units outstanding	1,068,244	1,054,636
Basic EPU	$0.51	$0.56

Diluted:
Net income attributable to partners	$547,827	$594,142
Weighted-average units outstanding	1,068,664	1,055,543
Diluted EPU	$0.51	$0.56
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2025, approximately 9.0 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock-based compensation expense	$2,904	$3,793

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2025
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	527	$24.37	908	$25.60
Granted	237	30.09	341	34.82
Vested	(162)	30.68	(189)	29.01
Forfeited	(125)	30.41	(184)	28.68
Canceled	—	—	—	—
Outstanding at end of period	477	$23.49	876	$27.80

	Three Months Ended March 31, 2024
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	472	$27.44	765	$28.28
Granted	238	28.79	528	27.51
Vested	(159)	29.75	(244)	34.27
Forfeited	(41)	29.97	(139)	32.67
Canceled	—	—	—	—
Outstanding at end of period	510	$27.15	910	$25.56
As of March 31, 2025, there was $34.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.
Note 14 — Segment Information
Our operations consist of real estate investment activities, which represent substantially all of our business. Accordingly, all of our operations have been considered to represent one operating segment and one reportable segment. Our CODM is Edward B. Pitoniak, our CEO, who assesses the performance of our Company using consolidated Net income.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three months ended March 31, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions, constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on our current plans, expectations and projections about future events. We therefore caution you against relying on any of these forward-looking statements. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed in or implied by such forward-looking statements.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rate changes and volatility, tariffs and trade barriers, supply chain disruptions, changes in consumer spending, consumer confidence levels, and unemployment levels, and depressed real estate prices resulting from the severity and duration of any downturn or recession in the U.S. or global economy; our ability to successfully pursue and consummate transactions, including investments in, and acquisitions of, real estate and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our completed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that any future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions; the anticipated benefits of certain arrangements with certain tenants in connection with our funding of “same store” capital improvements in exchange for increased rent pursuant to the terms of our agreements with such tenants, which we refer to as the Partner Property Growth Fund strategy; our decision and ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective lease agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the lease agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance (at attractive interest rates, or at all), and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the possibility that we identify significant environmental, tax, legal or other issues, including additional costs or liabilities, that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our completed transactions; the impact of changes to tax laws and regulations, including U.S. federal income tax laws, state tax laws or global tax laws; the impact of changes in governmental or regulatory actions and initiatives; the possibility of adverse tax consequences as a result of our completed transactions, including pursuant to tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters or other severe weather events, war or conflict, political and public health conditions, uncertainty or civil unrest, violence or terrorist activities or threats on our properties, or in areas where our properties are located and changes in economic conditions or heightened travel security, and any measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the risks related to us or our tenants not having adequate insurance to cover potential losses; the potential impact on the amount of our cash distributions if we determine to sell or divest any of our properties in the future or are unable to redeploy capital returned from investments at attractive rates, or at all; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time, including our reliance on distributions received from our subsidiaries, including VICI OP, to make such distributions to our stockholders; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of March 31, 2025, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 40.4 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain International, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, Kalahari Resorts and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2025.
Impact of Material Trends on Our Business
Macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of interest rate changes and volatility, inflation, increased cost of capital, threat of recession, and geopolitical uncertainty. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, potential supply chain issues and increased operational expenses (including the impact of tariffs and trade barriers), such as with respect to material, labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our lease agreements. As a triple-net lessor, we believe we are generally in a strong creditor position and structurally insulated from operational and performance impacts of our tenants, both positive and negative. However, the full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes and volatility, inflation, tariffs and trade barriers, economic recessions, consumer confidence levels and general conditions in the equity and credit markets) and the impact of any future measures taken in response to such trends by our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2025
Real Estate Debt Investment Activity
•One Beverly Hills Mezzanine Loan. On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in late 2027.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Our investment was funded with a combination of cash on hand and a draw under the Revolving Credit Facility.
•North Fork Casino Loan. Subsequent to quarter-end, on April 4, 2025, we provided a commitment of up to $510.0 million of the $725.0 million Term Loan Arrangement to the North Fork Rancheria Economic Development Authority, a wholly owned entity of the North Fork Rancheria of Mono Indians of California. Proceeds from the Term Loan Arrangement will be used to develop North Fork located near Madera, California, which will be developed and managed by affiliates of Red Rock Resorts. The Term Loan Arrangement consists of a $340.0 million Term Loan A, of which we have committed up to $125.0 million, and a $385.0 million Term Loan B, of which we have committed up to the full $385.0 million, for a total commitment of $510.0 million. The Term Loan A has an initial term of five years and the Term Loan B has an initial term of six years. The project is expected to be funded in accordance with a construction draw schedule.

The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the three months ended March 31, 2025:

(In millions)
Real Estate Debt Investment	Date	Investment Type	Maximum Principal Amount	Collateral
One Beverly Hills Loan	February 19, 2025	Mezzanine	$300.0	Luxury experiential lifestyle hub in Beverly Hills, California
Total			$300.0
Financing and Capital Markets Activity
•New Revolving Credit Facility. On February 3, 2025, we entered into the Credit Agreement providing for the Revolving Credit Facility in the amount of $2.5 billion scheduled to mature on February 3, 2029. Concurrently, we terminated our 2022 Revolving Credit Facility and 2022 Credit Agreement. The Revolving Credit Facility includes two six-month maturity extension options (or one twelve-month extension option), the exercise of which in each case is subject to customary conditions and the payment of an extension fee. The Revolving Credit Facility includes the option to increase the revolving loan commitments by up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extension. Borrowings under the Revolving Credit Facility will bear interest, at VICI LP’s option, for U.S. Dollar borrowings at either (i) a rate based on SOFR plus a margin ranging from 0.70% to 1.40%, or (ii) a base rate plus a margin ranging from 0.00% to 0.40%, in each case, with the actual margin determined according to VICI LP’s debt ratings (as the borrower under the Credit Agreement) and total leverage ratio. In addition to U.S. Dollar borrowings, borrowings under the Revolving Credit Facility are also available in certain specific foreign currencies, bearing interest based on rates customary for such foreign currencies and subject to the same applicable margins for U.S. Dollar borrowings. In addition, the Credit Agreement includes the option to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
•At-The-Market Offering Program. During the three months ended March 31, 2025, we sold an aggregate of 7,835,973 shares under the ATM Program, all of which were subject to ATM forward sale agreements, for estimated aggregate total proceeds of $252.8 million based on the weighted average initial forward sale price of $32.27. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM forward sale agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates.
•Senior Unsecured Notes Offering. On March 26, 2025, we priced an offering of $1.3 billion aggregate principal amount of Senior Notes. Subsequent to quarter-end, on April 7, 2025, VICI LP issued such April 2025 Notes comprised of (i) $400.0 million in aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028 and (ii) $900.0 million in aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the offering to redeem (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
•Forward-Starting Interest Rate Swaps. During the quarter ended March 31, 2025, we entered into eight forward-starting interest rate swap agreements for an aggregate notional amount of $400.0 million and three U.S. Treasury Rate Lock agreements for an aggregate a notional amount of $150.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in May 2025 and June 2025, which April 2025 Notes were issued on April 7, 2025. On March 28, 2025, we settled twelve outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $600.0 million and the three U.S. Treasury Rate Lock agreements with an aggregate notional amount of $150.0 million, resulting in net proceeds of $1.8 million. Since the forward-starting swaps are hedging the interest rate risk on the April 2025 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
Revenues
Income from sales-type leases	$528,604	$512,772	$15,832
Income from lease financing receivables, loans and securities	426,480	409,301	17,179
Other income	19,513	19,312	201
Golf revenues	9,607	10,096	(489)
Total revenues	984,204	951,481	32,723

Operating expenses
General and administrative	14,860	16,192	(1,332)
Depreciation	996	1,133	(137)
Other expenses	19,513	19,312	201
Golf expenses	6,352	6,511	(159)
Change in allowance for credit losses	186,957	106,918	80,039
Transaction and acquisition expenses	45	305	(260)
Total operating expenses	228,723	150,371	78,352

Interest expense	(209,251)	(204,882)	(4,369)
Interest income	3,697	5,293	(1,596)
Other losses	(118)	(156)	38
Income before income taxes	549,809	601,365	(51,556)
Benefit from (provision for) income taxes	2,456	(1,562)	4,018
Net income	552,265	599,803	(47,538)
Less: Net income attributable to non-controlling interests	(8,658)	(9,787)	1,129
Net income attributable to common stockholders	$543,607	$590,016	$(46,409)

Revenue
For the three months ended March 31, 2025 and 2024, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
Leasing revenue	$912,542	$893,705	$18,837
Income from loans and securities	42,542	28,369	14,173
Other income	19,513	19,312	201
Golf revenues	9,607	10,096	(489)
Total revenues	$984,204	$951,482	$32,722
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
Income from sales-type leases	$528,603	$512,773	$15,830
Income from lease financing receivables (1)	383,938	380,932	3,006
Total leasing revenue	912,542	893,705	18,837
Non-cash adjustment (2)	(132,101)	(135,709)	3,608
Total contractual leasing revenue	$780,441	$757,996	$22,445
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $18.8 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Total contractual leasing revenue increased $22.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increases were primarily driven by the incremental rent increases from our agreements to fund capital investments into the Venetian Resort for several reinvestment projects (the “Venetian Capital Investment”) (which occurred in July 2024, October 2024 and January 2025), as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans and Securities
Income from loans and securities increased $14.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the full repayment of certain loan investments.

Operating Expenses
For the three months ended March 31, 2025 and 2024, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
General and administrative	$14,860	$16,192	$(1,332)
Depreciation	996	1,133	(137)
Other expenses	19,513	19,312	201
Golf expenses	6,352	6,511	(159)
Change in allowance for credit losses	186,957	106,918	80,039
Transaction and acquisition expenses	45	305	(260)
Total operating expenses	$228,723	$150,371	$78,352
General and Administrative Expenses
General and administrative expenses decreased $1.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $80.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of changes to the reasonable and supportable period, or R&S Period, probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) due to market performance and changes in the macroeconomic forecast during the current quarter, partially offset by annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $0.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Non-Operating Income and Expenses
For the three months ended March 31, 2025 and 2024, our non-operating income and expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
Interest expense	$(209,251)	$(204,882)	$(4,369)
Interest income	3,697	5,293	(1,596)
Other losses	(118)	(156)	38
Interest Expense
Interest expense increased $4.4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily related to the increase in debt from the $100.0 million and £5.5 million draws on the Revolving Credit Facility to partially finance the One Beverly Hills mezzanine loan investment in February 2025 and the upsize of the Cabot Highlands loan in June 2024, respectively, partially offset by principal repayments under the Revolving Credit Facility of C$15.0 million, C$12.0 million and C$5.0 million in August 2024, December 2024 and March 2025, respectively.

Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.39% from 4.33% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of a higher effective interest rate on (i) the outstanding balance on the Revolving Credit Facility, and (ii) the March 2024 Notes and the December 2024 Notes as compared to the debt that was refinanced by such notes.
Interest Income
Interest income, representing interest earned on our excess cash, decreased $1.6 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily driven by an overall decrease in our cash on hand throughout the current periods as compared to the prior periods.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other losses, deferred income tax benefits and expenses, other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
We calculate VICI’s Adjusted EBITDA by adding or subtracting from AFFO contractual interest expense (including the impact of the forward-starting interest rate swaps and treasury locks) and interest income (collectively, interest expense, net), current income tax expense and adjustments attributable to non-controlling interests.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2025	2024
Net income attributable to common stockholders	$543,607	$590,016
Real estate depreciation	—	—
FFO attributable to common stockholders	543,607	590,016
Non-cash leasing and financing adjustments	(132,047)	(135,666)
Non-cash change in allowance for credit losses	186,957	106,918
Non-cash stock-based compensation	2,904	3,793
Transaction and acquisition expenses	45	305
Amortization of debt issuance costs and original issue discount	18,771	16,509
Other depreciation	867	846
Capital expenditures	(132)	(432)
Other losses (1)	118	156
Deferred income tax (benefit) provision	(3,976)	435
Non-cash adjustments attributable to non-controlling interests	(1,132)	291
AFFO attributable to common stockholders	615,982	583,171
Interest expense, net	186,783	183,080
Current income tax expense	1,520	1,127
Adjustments attributable to non-controlling interests	(2,149)	(2,128)
Adjusted EBITDA attributable to common stockholders	$802,136	$765,250

Net income per common share
Basic	$0.51	$0.57
Diluted	$0.51	$0.57
FFO per common share
Basic	$0.51	$0.57
Diluted	$0.51	$0.57
AFFO per common share
Basic	$0.58	$0.56
Diluted	$0.58	$0.56
Weighted average number of shares of common stock outstanding
Basic	1,056,012,414	1,042,404,634
Diluted	1,056,432,790	1,043,311,636
____________________
(1)Represents non-cash foreign currency remeasurement adjustment.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2025, our available cash and cash-equivalents balance, short-term investments, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	March 31, 2025
Cash and cash equivalents	$334,317
Capacity under Revolving Credit Facility (1)	2,254,084
Net proceeds available from settlement of Forward Sale Agreements (2)	624,559
Total	$3,212,960
____________________
(1)In addition, the Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 19,851,372 shares remaining to be settled as of March 31, 2025 under our ATM forward sale agreements at a forward sales price of $31.46, calculated as of March 31, 2025.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations, debt maturities and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our lease agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, net proceeds available under our outstanding forward sale agreements, and proceeds from any future issuances of debt and equity securities (including issuances under the ATM Program or any future “at-the-market” program) for the next 12 months and in future periods.
All of our lease agreements call for an initial term of between fifteen and thirty-two years with additional tenant renewal options and, along with our loans, are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current interest rate environment, inflationary pressures, equity market volatility, and changes in consumer behavior and spending. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by our lease agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2024.
Our ability to raise funds through the issuance of debt and equity securities and access to other third-party sources of capital in the future will be dependent on, among other things, general economic conditions, general market conditions for REITs and investment grade issuers, market perceptions, the trading price of our stock, the trading value of our unsecured debt and uncertainties related to the macroeconomic environment. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time and with respect to any specific funding requirements, but financing through the capital markets may not be consistently available on terms we deem attractive, or at all.
Material Cash Requirements
Contractual Obligations
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, distributions to the VICI OP Unit holders, Lucky Strike OP Units holders and to the 20% third-party owners of Harrah’s Joliet LandCo LLC, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For more information on our material contractual commitments, refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2025, we had $17.2 billion of debt obligations outstanding, of which $500.0 million was set to mature on May 15, 2025 and $800.0 million was set to mature on June 15, 2025. Subsequent to quarter-end, on April 7, 2025, VICI LP issued the April 2025 Notes, which net proceeds were used to redeem the $1.3 billion aggregate principal amount of Senior Unsecured Notes scheduled to mature in May and June 2025. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund strategy and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of March 31, 2025. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2025 (remaining)	2026	2027	2028	2029 and Thereafter
Long-term debt, principal
Senior Unsecured Notes (1)	$13,950,000	$1,300,000	$1,750,000	$1,500,000	$1,600,000	$7,800,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	245,916	—	—	—	—	245,916
Scheduled interest payments (2)	5,385,437	582,290	732,080	620,629	547,781	2,902,657
Total debt contractual obligations	22,581,353	1,882,290	2,482,080	2,120,629	2,147,781	13,948,573

Leases and contracts (3)
Future funding commitments – loan investments and Partner Property Growth Fund (4)	465,134	239,745	224,134	1,255	—	—
Golf course operating lease and contractual commitments	39,472	1,616	2,197	2,241	2,286	31,132
Corporate office leases	15,429	73	1,742	871	1,742	11,001
Total leases and contract obligations	520,035	241,434	228,073	4,367	4,028	42,133

Total contractual commitments	$23,101,388	$2,123,724	$2,710,153	$2,124,996	$2,151,809	$13,990,706
____________________
(1) Subsequent to quarter-end, on April 7, 2025, VICI LP issued $1.3 billion aggregate principal amount of Senior Notes, comprised of (i) $400.0 million in aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028 and (ii) $900.0 million in aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the offering to redeem (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025 (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
(2) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable SOFR, CORRA and SONIA rates as of March 31, 2025.
(3) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(4) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of March 31, 2025, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw our future funds. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects. For further information, refer to Note 3 – Real Estate Transactions.
Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$591,859	$543,739	$48,120
Used in investing activities	(385,581)	(109,160)	(276,421)
Used in financing activities	(396,762)	(471,781)	75,019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	186	(54)	240
Net decrease in cash, cash equivalents and restricted cash	(190,298)	(37,256)	(153,042)
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574	2,041
Cash, cash equivalents and restricted cash, end of period	$334,317	$485,318	$(151,001)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $48.1 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The increase was primarily driven by the annual rent escalators on our Caesars leases and certain of our other lease agreements and the incremental rent increases from the Venetian Capital Investment (which occurred in July 2024, October 2024 and January 2025), as well as the incremental interest income associated with additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $276.4 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024.
During the three months ended March 31, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $385.4 million.
During the three months ended March 31, 2024, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $71.7 million;
•Investments in short-term investments of $29.6 million; and
•Payments to fund the Caruthersville Property Growth Fund investment in the amount of $5.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $75.0 million for the three months ended March 31, 2025, compared with the three months ended March 31, 2024.
During the three months ended March 31, 2025, the primary sources and uses of cash in financing activities included:
•Dividend payments of $459.0 million;
•Draws of $248.4 million and repayments of $151.8 million on our Revolving Credit Facility;
•Payments of debt issuance costs of $19.1 million;

•Distributions of $8.0 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.
During the three months ended March 31, 2024, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of March 31, 2025, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2025, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325

Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 - March 31, 2024	$0.4150
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

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2025.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of March 31, 2025, we had $17.2 billion aggregate principal amount of outstanding indebtedness, of which 98.6% has fixed rate interest and 1.4% has a variable interest rate, representing the US$245.9 million outstanding balance under the Revolving Credit Facility (including amounts denominated in CAD and GBP and based on the applicable exchange rate as of March 31, 2025). As of March 31, 2025, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $2.5 million using the applicable exchange rate as of March 31, 2025.
Additionally, we are exposed to interest rate risk in connection with the refinancing of our long-term debt as it approaches maturity and between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt (to the extent we do so). In a heightened interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements, U.S. Treasury Rate locks and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
Capital Markets Risks
We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through long-term indebtedness, borrowings under credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the three months ended March 31, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended March 31, 2025, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2025 through January 31, 2025	—	$—	—	—
February 1, 2025 through February 28, 2025 (1)	233,942	30.67	—	—
March 1, 2025 through March 31, 2025	—	—	—	—
Total	233,942	$30.67	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended March 31, 2025, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ATM Prospectus Supplement
In connection with the filing of a prospectus supplement relating to the Company’s ATM Program on April 30, 2025, the Company is filing as Exhibit 5.1 hereto an opinion of its counsel, Hogan Lovells US LLP, regarding the legality of the securities being registered thereunder.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Fourth Supplemental Indenture, dated as of April 7, 2025, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	4/7/2025

4.2	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.1).		8-K	4.3	4/7/2025

4.3	Form of Global Note representing the 5.625% Senior Notes due 2035 (included in Exhibit 4.1).		8-K	4.4	4/7/2025

5.1	Opinion of Hogan Lovells US LLP with respect to the legality of the shares of Common Stock	X

10.1	Credit Agreement, dated as of February 3, 2025, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, N.A., as Administrative Agent.		8-K	10.1	2/4/2025

23.1	Consent of Hogan Lovells US LLP (included in Exhibit 5.1)	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	April 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	April 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)