Form 10-Q
period 2025-06-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2025-07-30
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
As of July 29, 2025, VICI Properties Inc. had 1,066,369,778 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2025 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of June 30, 2025, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of June 30, 2025.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of June 30, 2025, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,686,926	$23,581,101
Investments in leases - financing receivables, net	18,577,584	18,430,320
Investments in loans and securities, net	2,369,049	1,651,533
Land	149,787	150,727
Cash and cash equivalents	232,983	524,615
Other assets	1,037,694	1,030,644
Total assets	$46,054,023	$45,368,940

Liabilities
Debt, net	$16,922,273	$16,732,889
Accrued expenses and deferred revenue	219,814	217,956
Dividends and distributions payable	462,113	461,954
Other liabilities	1,005,711	1,004,340
Total liabilities	18,609,911	18,417,139

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,056,705,763 and 1,056,366,685 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10,567	10,564
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	24,515,601	24,515,417
Accumulated other comprehensive income	136,107	144,574
Retained earnings	2,362,176	1,867,400
Total VICI stockholders’ equity	27,024,451	26,537,955
Non-controlling interests	419,661	413,846
Total stockholders’ equity	27,444,112	26,951,801
Total liabilities and stockholders’ equity	$46,054,023	$45,368,940
_______________________________________________________
Note: As of June 30, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $817.6 million, $751.6 million, $40.8 million and $21.3 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Income from sales-type leases	$530,348	$512,289	$1,058,952	$1,025,061
Income from lease financing receivables, loans and securities	440,260	413,735	866,740	823,036
Other income	19,536	19,323	39,049	38,635
Golf revenues	11,190	11,656	20,797	21,752
Total revenues	1,001,334	957,003	1,985,538	1,908,484

Operating expenses
General and administrative	14,561	15,768	29,421	31,960
Depreciation	741	992	1,737	2,125
Other expenses	19,536	19,323	39,049	38,635
Golf expenses	6,619	6,813	12,971	13,324
Change in allowance for credit losses	(142,001)	(43,000)	44,956	63,918
Transaction and acquisition expenses	7,434	259	7,479	564
Total operating expenses	(93,110)	155	135,613	150,526

Interest expense	(213,797)	(205,777)	(423,048)	(410,659)
Interest income	2,293	3,926	5,990	9,219
Other gains	992	990	874	834
Income before income taxes	883,932	755,987	1,433,741	1,357,352
Provision for income taxes	(5,564)	(3,234)	(3,108)	(4,796)
Net income	878,368	752,753	1,430,633	1,352,556
Less: Net income attributable to non-controlling interests	(13,289)	(11,451)	(21,947)	(21,238)
Net income attributable to common stockholders	$865,079	$741,302	$1,408,686	$1,331,318

Net income per common share
Basic	$0.82	$0.71	$1.33	$1.28
Diluted	$0.82	$0.71	$1.33	$1.28

Weighted average number of shares of common stock outstanding
Basic	1,056,222,836	1,042,650,713	1,056,118,206	1,042,530,017
Diluted	1,057,270,580	1,042,959,627	1,056,852,269	1,043,137,980

Other comprehensive income
Net income	$878,368	$752,753	$1,430,633	$1,352,556
Reclassification of derivative gain to Interest expense	(6,386)	(6,384)	(12,731)	(12,430)
Unrealized (loss) gain on cash flow hedges	—	—	(5,949)	12,482
Foreign currency translation adjustments	10,091	(2,173)	10,126	(5,817)
Comprehensive income	882,073	744,196	1,422,079	1,346,791
Comprehensive income attributable to non-controlling interests	(13,339)	(11,323)	(21,860)	(21,132)
Comprehensive income attributable to common stockholders	$868,734	$732,873	$1,400,219	$1,325,659
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2024	$10,564	$24,515,417	$144,574	$1,867,400	$26,537,955	$413,846	$26,951,801
Net income	—	—	—	543,607	543,607	8,658	552,265
Reallocation of equity	—	836	—	—	836	(836)	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(456,883)	(456,883)	(7,986)	(464,869)
Stock-based compensation, net of forfeitures	3	(4,227)	—	—	(4,224)	(49)	(4,273)
Reclassification of derivative gain to Interest expense	—	—	(6,271)	—	(6,271)	(74)	(6,345)
Unrealized loss on cash flow hedges	—	—	(5,881)	—	(5,881)	(68)	(5,949)
Foreign currency translation adjustments	—	—	30	—	30	5	35
Balance as of March 31, 2025	10,567	24,512,026	132,452	1,954,124	26,609,169	413,496	27,022,665
Net income	—	—	—	865,079	865,079	13,289	878,368
Reallocation of equity	—	(770)	—	—	(770)	770	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(457,027)	(457,027)	(7,994)	(465,021)
Stock-based compensation, net of forfeitures	—	4,345	—	—	4,345	50	4,395
Reclassification of derivative gain to Interest expense	—	—	(6,313)	—	(6,313)	(73)	(6,386)
Foreign currency translation adjustments	—	—	9,968	—	9,968	123	10,091
Balance as of June 30, 2025	$10,567	$24,515,601	$136,107	$2,362,176	$27,024,451	$419,661	$27,444,112

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,430,633	$1,352,556
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(261,971)	(266,949)
Stock-based compensation	7,343	8,372
Depreciation	1,737	2,125
Other gains	(874)	(834)
Amortization of debt issuance costs and original issue discount	24,784	21,595
Change in allowance for credit losses	44,956	63,918
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	72	2,289
Payment-in-kind interest	(10,747)	—
Change in operating assets and liabilities:
Other assets	(6,247)	(20,005)
Accrued expenses and deferred revenue	2,610	(10,670)
Other liabilities	(2,305)	3,125
Net cash provided by operating activities	1,231,758	1,158,349

Cash flows from investing activities
Investments in leases - sales-type	—	(109,900)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(723,944)	(387,287)
Principal repayments of loans and securities and receipts of deferred fees	7,514	80,600
Capitalized transaction costs	(77)	(75)
Investments in short-term investments	—	(29,579)
Maturities of short-term investments	—	29,579
Proceeds from sale of real estate	1,992	952
Acquisition of property and equipment	(828)	(5,076)
Net cash used in investing activities	(715,343)	(421,034)

Cash flows from financing activities
Proceeds from Revolving Credit Facility	423,356	—
Repayment of Revolving Credit Facility	(257,690)	—
Proceeds from senior unsecured notes offerings	1,284,437	1,028,533
Redemption of senior unsecured notes	(1,300,000)	(1,050,000)
Debt issuance costs	(19,401)	(3,039)
Repurchase of stock for tax withholding	(7,221)	(5,332)
Distributions to non-controlling interests	(15,981)	(15,475)
Dividends paid	(915,912)	(867,623)
Net cash used in financing activities	(808,412)	(912,936)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	365	207

Net decrease in cash, cash equivalents and restricted cash	(291,632)	(175,414)
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574
Cash, cash equivalents and restricted cash, end of period	$232,983	$347,160

Supplemental cash flow information:
Cash paid for interest	$381,773	$381,316
Cash paid for income taxes	$3,311	$3,338
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$462,315	$437,992
Issuance of stock-based compensation subject to repurchase for tax withholding	$18,502	$17,551
Accrued capitalized transaction costs	$520	$3,699
Non-cash change in Investments in leases - financing receivables	$141,695	$141,965
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	June 30, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,686,926	$23,581,101
Investments in leases - financing receivables, net	18,577,584	18,430,320
Investments in loans and securities, net	2,369,049	1,651,533
Land	149,787	150,727
Cash and cash equivalents	225,190	456,899
Other assets	958,929	1,015,180
Total assets	$45,967,465	$45,285,760

Liabilities
Debt, net	$16,922,273	$16,732,889
Accrued expenses and deferred revenue	218,839	215,452
Distributions payable	462,113	461,954
Other liabilities	991,875	990,577
Total liabilities	18,595,100	18,400,872

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,068,937,136 and 1,068,598,058 operating partnership units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	27,130,572	26,634,873
Accumulated other comprehensive income	135,345	143,899
Total VICI LP’s capital	27,265,917	26,778,772
Non-controlling interests	106,448	106,116
Total capital attributable to partners	27,372,365	26,884,888
Total liabilities and partners’ capital	$45,967,465	$45,285,760
_______________________________________________________
Note: As of June 30, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $817.6 million, $751.6 million, $40.8 million and $21.3 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Income from sales-type leases	$530,348	$512,289	$1,058,952	$1,025,061
Income from lease financing receivables, loans and securities	440,260	413,735	866,740	823,036
Other income	19,536	19,323	39,049	38,635
Total revenues	990,144	945,347	1,964,741	1,886,732

Operating expenses
General and administrative	14,525	15,732	29,348	31,889
Depreciation	130	157	259	445
Other expenses	19,536	19,323	39,049	38,635
Change in allowance for credit losses	(142,001)	(43,000)	44,956	63,918
Transaction and acquisition expenses	7,434	259	7,479	564
Total operating expenses	(100,376)	(7,529)	121,091	135,451

Interest expense	(213,797)	(205,777)	(423,048)	(410,659)
Interest income	2,227	3,235	5,698	7,861
Other gains	992	990	874	834
Income before income taxes	879,942	751,324	1,427,174	1,349,317
Provision for income taxes	(4,683)	(2,342)	(1,698)	(3,295)
Net income	875,259	748,982	1,425,476	1,346,022
Less: Net income attributable to non-controlling interests	(3,343)	(2,803)	(5,733)	(5,701)
Net income attributable to partners	$871,916	$746,179	$1,419,743	$1,340,321

Net income per Partnership unit
Basic	$0.82	$0.71	$1.33	$1.27
Diluted	$0.82	$0.71	$1.33	$1.27

Weighted average number of Partnership units outstanding
Basic	1,068,454,209	1,054,882,086	1,068,349,579	1,054,761,390
Diluted	1,069,501,953	1,055,191,000	1,069,083,642	1,055,369,353

Other comprehensive income
Net income attributable to partners	$871,916	$746,179	$1,419,743	$1,340,321
Reclassification of derivative gain to Interest expense	(6,386)	(6,384)	(12,731)	(12,430)
Unrealized (loss) gain on cash flow hedges	—	—	(5,949)	12,482
Foreign currency translation adjustments, net	10,091	(2,173)	10,126	(5,817)
Comprehensive income attributable to partners	$875,621	$737,622	$1,411,189	$1,334,556
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2024	$26,634,873	$143,899	$106,116	$26,884,888
Net income	547,827	—	2,390	550,217
Contributions from Parent	245	—	—	245
Distributions to Parent	(462,174)	—	—	(462,174)
Distributions to non-controlling interests	—	—	(2,697)	(2,697)
Stock-based compensation, net of forfeitures	(4,273)	—	—	(4,273)
Reclassification of derivative gain to Interest expense	—	(6,345)	—	(6,345)
Unrealized loss on cash flow hedges	—	(5,949)	—	(5,949)
Foreign currency translation adjustments	—	35	—	35
Balance as of March 31, 2025	26,716,498	131,640	105,809	26,953,947
Net income	871,916	—	3,343	875,259
Contributions from parent	128	—	—	128
Distributions to parent	(462,365)	—	—	(462,365)
Distributions to non-controlling interests	—	—	(2,704)	(2,704)
Stock-based compensation, net of forfeitures	4,395	—	—	4,395
Reclassification of derivative gain to Interest expense	—	(6,386)	—	(6,386)
Foreign currency translation adjustments	—	10,091	—	10,091
Balance as of June 30, 2025	$27,130,572	$135,345	$106,448	$27,372,365

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
Net income	594,142	—	2,898	597,040
Distributions to Parent	(440,283)	—	—	(440,283)
Distributions to non-controlling interests	—	—	(2,630)	(2,630)
Stock-based compensation, net of forfeitures	(1,204)	—	—	(1,204)
Reclassification of derivative gain to Interest expense	—	(6,046)	—	(6,046)
Unrealized gain on cash flow hedges	—	12,482	—	12,482
Foreign currency translation adjustments	—	(3,644)	—	(3,644)
Balance as of March 31, 2024	25,441,302	156,142	105,900	25,703,344
Net income	746,179	—	2,803	748,982
Contributions from parent	147	—	—	147
Distributions to parent	(438,049)	—	—	(438,049)
Distributions to non-controlling interests	—	—	(2,693)	(2,693)
Stock-based compensation, net of forfeitures	4,243	—	—	4,243
Reclassification of derivative gain to Interest expense	—	(6,384)	—	(6,384)
Foreign currency translation adjustments	—	(2,173)	—	(2,173)
Balance as of June 30, 2024	$25,753,822	$147,585	$106,010	$26,007,417

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,425,476	$1,346,022
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(261,971)	(266,949)
Stock-based compensation	7,343	8,372
Depreciation	259	445
Other gains	(874)	(834)
Amortization of debt issuance costs and original issue discount	24,784	21,595
Change in allowance for credit losses	44,956	63,918
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	(158)	2,321
Payment-in-kind interest	(10,747)	—
Change in operating assets and liabilities:
Other assets	(5,387)	(19,218)
Accrued expenses and deferred revenue	2,129	(9,644)
Other liabilities	(2,147)	3,262
Net cash provided by operating activities	1,225,430	1,152,117

Cash flows from investing activities
Investments in leases - sales-type	—	(109,900)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(723,944)	(387,287)
Principal repayments of loans and securities and receipts of deferred fees	7,514	80,600
Capitalized transaction costs	(77)	(75)
Investments in short-term investments	—	(29,579)
Maturities of short-term investments	—	29,579
Proceeds from sale of real estate	1,992	952
Acquisition of property and equipment	(79)	(4,033)
Net cash used in investing activities	(714,594)	(419,991)

Cash flows from financing activities
Contributions from Parent	63,216	—
Distributions to Parent	(924,205)	(877,628)
Proceeds from Revolving Credit Facility	423,356	—
Repayment of Revolving Credit Facility	(257,690)	—
Proceeds from senior unsecured notes offerings	1,284,437	1,028,533
Redemption of senior unsecured notes	(1,300,000)	(1,050,000)
Debt issuance costs	(19,401)	(3,039)
Repurchase of stock for tax withholding	(7,221)	(5,332)
Distributions to non-controlling interests	(5,402)	(5,323)
Net cash used in financing activities	(742,910)	(912,789)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	365	207

Net decrease in cash, cash equivalents and restricted cash	(231,709)	(180,456)
Cash, cash equivalents and restricted cash, beginning of period	456,899	471,584
Cash, cash equivalents and restricted cash, end of period	$225,190	$291,128

Supplemental cash flow information:
Cash paid for interest	$381,773	$381,316
Cash paid for income taxes	$1,188	$1,312
Supplemental non-cash investing and financing activity:
Distributions payable	$462,315	$437,992
Accrued capitalized transaction costs	$520	$3,699
Non-cash change in Investments in leases - financing receivables	$141,695	$141,965
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of June 30, 2025, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of June 30, 2025, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.1% of the entity’s cash flows.
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
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of June 30, 2025 and December 31, 2024.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2025 and 2024.
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
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38% of our lease revenues for each of the three and six months ended June 30, 2025 and 2024. Contractual rent from our lease agreements with MGM represented 36% of our total contractual rent for each of the three and six months ended June 30, 2025 and 2024. Revenue from our lease agreements with Caesars represented 36% of our lease revenues for each of the three and six months ended June 30, 2025 and 2024. Contractual rent from our lease agreements with Caesars represented 37% of our total contractual rent for each of the three and six months ended June 30, 2025 and 38% of our total contractual rent for each of the three and six months ended June 30, 2024.
Additionally, our properties on the Las Vegas Strip generated approximately 49% of our lease revenues for each of the three and six months ended June 30, 2025 and 48% of our lease revenues for each of the three and six months ended June 30, 2024. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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
In addition, effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the basis on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
We have evaluated both Pillar Two and the changes to the tax law and we do not expect them to have a material impact on our Financial Statements. However, there remains some uncertainty as to the final Pillar Two model rules. We will continue to monitor the United States and global legislative actions related to Pillar Two for potential impacts.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2025 Activity
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the six months ended June 30, 2025:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
One Beverly Hills Loan	$450,000	Mezzanine	Luxury experiential lifestyle hub in Beverly Hills, California
North Fork Casino Loan	510,000	Senior Secured Loan	The personal property and revenues of the North Fork Mono Casino & Resort located near Madera, California
Total	$960,000
One Beverly Hills Mezzanine Loan
On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. On June 23, 2025, we purchased an additional $150.0 million interest in the existing mezzanine loan, concurrent with a commensurate increase in the total size of the mezzanine loan. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in late 2027 and 2028.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Under the provisions of the existing mezzanine loan, interest is paid-in-kind and added to the outstanding principal balance. We funded each of the investments with a combination of cash on hand and a draw under the Revolving Credit Facility (as defined below).
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
Note 4 — Real Estate Portfolio
As of June 30, 2025, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 18 debt investments in senior secured and mezzanine loans, preferred equity and the senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the balances of our real estate portfolio as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Investments in leases – sales-type, net (1)	$23,686,926	$23,581,101
Investments in leases – financing receivables, net (1)	18,577,584	18,430,320
Total investments in leases, net	42,264,510	42,011,421
Investments in loans and securities, net	2,369,049	1,651,533
Land	149,787	150,727
Total real estate portfolio	$44,783,346	$43,813,681
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of June 30, 2025 and December 31, 2024, the estimated residual value of the leased properties under our lease agreements was $16.5 billion and $16.4 billion, respectively.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Income from sales-type leases – fixed rent	$501,804	$486,535	$1,002,391	$973,185
Income from sales-type leases – contingent rent (1)	28,544	25,754	56,561	51,877
Income from lease financing receivables – fixed rent	383,712	378,266	765,753	755,986
Income from lease financing receivables – contingent rent (1)	1,898	3,211	3,795	6,423
Total lease revenue	915,958	893,766	1,828,500	1,787,471
Non-cash adjustment (2)	(130,022)	(131,337)	(262,123)	(267,045)
Total contractual lease revenue	$785,936	$762,429	$1,566,377	$1,520,426
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
At June 30, 2025, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2025 (remaining)	$886,088	$630,759	$1,516,847
2026	1,794,488	1,278,848	3,073,336
2027	1,821,969	1,302,691	3,124,660
2028	1,850,663	1,327,251	3,177,914
2029	1,880,313	1,352,290	3,232,603
Thereafter	79,935,052	88,469,537	168,404,589
Total	$88,168,573	$94,361,376	$182,529,949
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Provisions
As of June 30, 2025, we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of June 30, 2025, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 40.2 years.
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
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/25 - 4/30/26 (Lease Year 4)	11/1/24 - 10/31/25 (Lease Year 8)	11/1/24 - 10/31/25 (Lease Year 8)	3/1/25 - 2/28/26 (Lease Year 6)
Current annual rent	$774,682	$725,489 (1)	$495,418	$322,392
Annual escalator (2)	Lease years 2-10 - 2% Lease years 11-end of term - > 2% / change in CPI (capped at 3%)	> 2% / change in CPI	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term – >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Years 11 & 16: 80% base rent / 20% variable rent	Years 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of June 30, 2025 and December 31, 2024:

($ In thousands)	June 30, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$84,469	$81,688	$—	11.0%	5.8 years
Senior Secured Loans	947,713	930,756	556,887	8.3%	4.6 years
Mezzanine Loans and Preferred Equity	1,376,661	1,356,605	232,292	10.0%	3.0 years
Total	$2,408,843	$2,369,049	$789,179	9.3%	3.7 years

($ In thousands)	December 31, 2024
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,857	$—	11.0%	6.3 years
Senior Secured Loans	684,686	674,200	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	895,476	239,748	9.2%	4.1 years
Total	$1,678,147	$1,651,533	$548,524	8.8%	4.4 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of June 30, 2025 and December 31, 2024.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following summarizes the activity of our investments in loans and securities for the six months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Beginning Balance January 1,	$1,651,533	$1,144,177
Principal fundings	721,203	386,758
Payment-in-kind interest	10,747	—
Repayments	(3,215)	(79,500)
Change in CECL allowance	(15,756)	3,301
Other	4,537	6,462
Ending Balance June 30,	$2,369,049	$1,461,198

Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record a non-cash allowance for current expected credit losses, or CECL allowance, related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity.
The following tables detail the allowance for credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,504,530	$(817,604)	$23,686,926	3.34%
Investments in leases – financing receivables	19,329,214	(751,630)	18,577,584	3.89%
Investments in loans and securities	2,409,814	(40,765)	2,369,049	1.69%
Other assets – sales-type sub-leases	864,671	(21,321)	843,350	2.47%
Totals	$47,108,229	$(1,631,320)	$45,476,909	3.46%

	December 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,383,843	$(802,742)	$23,581,101	3.29%
Investments in leases – financing receivables	19,167,432	(737,112)	18,430,320	3.85%
Investments in loans and securities	1,676,530	(24,997)	1,651,533	1.49%
Other assets – sales-type sub-leases	863,374	(20,598)	842,776	2.39%
Totals	$46,091,179	$(1,585,449)	$44,505,730	3.44%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of June 30, 2025 and December 31, 2024, such allowance is $11.9 million and $9.5 million, respectively, and is recorded in Other liabilities.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$1,781,834	$1,578,088	$1,594,931	$1,472,386
Initial allowance from current period investments	4,587	2,231	8,126	2,914
Current period change in credit allowance	(143,180)	(45,804)	40,184	59,215
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$1,643,241	$1,534,515	$1,643,241	$1,534,515
During the three months ended June 30, 2025, we recognized a $142.0 million decrease in our allowance for credit losses primarily driven by the equity market performance of our tenants and positive changes in the macroeconomic forecast during the current quarter, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD. The decrease was partially offset by an initial CECL allowance of $4.6 million on our $660.0 million of debt investment activity during the period.
During the six months ended June 30, 2025, we recognized a $45.0 million increase in our allowance for credit losses primarily driven by the equity market performance of our tenants and negative changes in the macroeconomic forecast during the current period, both of which impact the R&S Period PD. In addition, we recorded an initial CECL allowance of $8.1 million on our $960.0 million of debt investment activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.
During the three months ended June 30, 2024, we recognized a $43.0 million decrease in our allowance for credit losses primarily driven by positive changes in the macroeconomic forecast during the applicable quarter and equity market performance of our tenants, both of which impact the R&S Period PD. This decrease was partially offset by adjustments made to the assumptions used to project future cash flows for one of our investments.
During the six months ended June 30, 2024, we recognized a $63.9 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period, both of which impact the R&S Period PD, as well as adjustments made to the assumptions used to project future cash flows for one of our investments.
As of June 30, 2025 and December 31, 2024, and since our formation on October 6, 2017, all of our lease agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2025 and 2024:

	Amortized Cost Basis by Year of Origination as of June 30, 2025 (1)
(In thousands)	2025	2024	2023	2022	2021	Prior	Total
Ba2	$—	$—	$—	$4,834,398	$—	$—	$4,834,398
Ba3	—	—	—	12,989,914	2,188,630	18,380,016	33,558,560
B1	—	—	—	2,378,733	—	925,929	3,304,662
B2	—	—	448,656	—	—	—	448,656
B3	—	—	291,597	300,499	—	890,047	1,482,143
Caa1	—	—	399,597	—	—	342,731	742,328
N/A (2)	553,311	351,709	1,067,661	764,801	—	—	2,737,482
Total	$553,311	$351,709	$2,207,511	$21,268,345	$2,188,630	$20,538,723	$47,108,229

	Amortized Cost Basis by Year of Origination as of June 30, 2024 (1)
(In thousands)	2024	2023	2022	2021	2020	Prior	Total
Ba2	$—	$—	$4,452,810	$—	$—	$—	$4,452,810
Ba3	—	—	12,777,574	2,175,533	5,621,645	12,597,586	33,172,338
B1	—	446,285	2,339,316	—	—	922,758	3,708,359
B2	—	—	—	—	884,715	—	884,715
B3	—	684,744	299,127	—	—	336,422	1,320,293
N/A (2)	278,769	864,139	668,902	—	—	—	1,811,810
Total	$278,769	$1,995,168	$20,537,729	$2,175,533	$6,506,360	$13,856,766	$45,350,325
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Sales-type sub-leases, net (1)	$843,350	$842,776
Property and equipment used in operations, net	69,438	70,347
Right of use assets and sub-lease right of use assets	51,533	54,144
Debt financing costs	19,922	8,029
Interest receivable	16,246	7,180
Other receivables	11,868	9,166
Deferred acquisition costs	7,469	13,964
Tenant reimbursement receivables	6,940	5,066
Deferred income taxes	5,925	5,865
Prepaid expenses	3,036	4,534
Forward-starting interest rate swaps	—	7,717
Other	1,967	1,856
Total other assets	$1,037,694	$1,030,644
____________________
(1) As of June 30, 2025 and December 31, 2024, sales-type sub-leases are net of $21.3 million and $20.6 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Finance sub-lease liabilities	$864,671	$863,374
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	51,227	53,822
CECL allowance for unfunded commitments	11,922	9,482
Deferred income taxes	4,041	3,812
Other	250	250
Total other liabilities	$1,005,711	$1,004,340

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2025 and December 31, 2024:

($ In thousands)	June 30, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$175,000	$175,000
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	128,608	128,608
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	19,911	19,911
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,813,887
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	494,057
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,245,958
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	753,484
3.750% Notes	February 15, 2027	3.750%	750,000	747,276
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	343,483
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,243,370
4.750% Notes	April 1, 2028	4.750%	400,000	396,352
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	708,280
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,932
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	991,947
4.125% Notes	August 15, 2030	4.125%	1,000,000	992,355
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,133
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,485,897
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,471
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	884,626
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,595
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,651
Total Debt		4.475% (4)	$17,273,519	$16,922,273

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	March 31, 2026	CORRA + 0.85%	130,698	130,698
GBP Borrowings (2)	March 31, 2026	SONIA + 0.85%	18,148	18,148
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,800,544
2025 Maturities
4.375% Notes	May 15, 2025	4.375%	500,000	499,419
4.625% Notes	June 15, 2025	4.625%	800,000	797,059
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	491,532
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,244,469
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,588
3.750% Notes	February 15, 2027	3.750%	750,000	746,438
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,214
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,242,110
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	702,707
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	991,080
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,609
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	740,527
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,484,876
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	540,986
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,348
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,405
Total Debt		4.413% (4)	$17,098,846	$16,732,889
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three and six months ended June 30, 2025, the commitment fee for the Revolving Credit Facility averaged 0.20%. Subsequent to quarter-end, on July 2, 2025, $175.0 million of the outstanding USD balance under our Revolving Credit Facility was repaid.
(3)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750%, the

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
contractual interest rate on the December 2024 Notes (as defined below) maturing 2031 is 5.125%, and the contractual interest rate on the April 2025 Notes (as defined below) maturing 2035 is 5.625%.
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of June 30, 2025, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.62%.
The following table is a schedule of future minimum principal payments of our debt obligations as of June 30, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remaining)	$—
2026	1,750,000
2027	1,500,000
2028	2,000,000
2029	2,073,519
2030	2,000,000
Thereafter	7,950,000
Total minimum principal payments	$17,273,519
Senior Unsecured Notes
As set forth in the above table, as of June 30, 2025, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.50 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $2.3 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $63.6 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGM Growth Properties LLC (“MGP”) on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”), and (viii) $1.3 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes are collectively referred to as the “Senior Unsecured Notes”.
On April 7, 2025, VICI LP issued the April 2025 Notes comprised of (i) $400.0 million aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028, and (ii) $900.0 million aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the April 2025 Notes to redeem our then-outstanding (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025, and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
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
Pursuant to the terms of the respective indentures, in the event that the November 2019 Notes, February 2020 Notes and Exchange Notes (i) are rated investment grade by at least two of S&P, Moody’s and Fitch and (ii) no default or event of default has occurred and is continuing under the respective indentures, VICI LP and its restricted subsidiaries will no longer be subject to certain of the restrictive covenants under such indentures. On April 18, 2022, the November 2019 Notes, February 2020 Notes and Exchange Notes were rated investment grade by each of S&P and Fitch and VICI LP notified the trustee of such Suspension Date (as defined in the indentures). Accordingly, VICI LP and its restricted subsidiaries currently are not subject to certain of the restrictive covenants under such indentures, but are subject to a maintenance covenant requiring VICI LP and its restricted subsidiaries to maintain a certain total unencumbered assets to unsecured debt ratio. In the event that the November 2019 Notes, February 2020 Notes and Exchange Notes are no longer rated investment grade by at least two of S&P, Moody’s and Fitch, then VICI LP and its restricted subsidiaries will again be subject to all of the covenants of the respective indentures, as applicable, but will no longer be subject to the maintenance covenant.
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
As of June 30, 2025, we had $175.0 million, C$175.0 million and £14.5 million outstanding on the Revolving Credit Facility in connection with the funding of a portion of our U.S. debt investments, our Canadian investments and our United Kingdom investments, respectively. Subsequent to quarter-end, on July 2, 2025, we repaid $175.0 million of the outstanding USD balance.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2025, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024. There were no derivative instruments outstanding as of June 30, 2025.

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

($ In thousands)
Notes Offering	Settlement Period	Instrument	Number of Instruments	Notional Amount	Total Net Proceeds/(Payments)
April 2025 Notes	March 2025	Forward-starting interest rate swap	12	$600,000	$192
April 2025 Notes	March 2025	U.S. Treasury Rate Lock	3	150,000	1,575
December 2024 Notes	December 2024	Forward-starting interest rate swap	7	350,000	7,173
December 2024 Notes	December 2024	U.S. Treasury Rate Lock	5	300,000	(398)
March 2024 Notes	March 2024	Forward-starting interest rate swap	7	500,000	2,543
April 2022 Notes	April 2022	Forward-starting interest rate swap	5	2,500,000	202,289
April 2022 Notes	April 2022	U.S. Treasury Rate Lock	2	500,000	4,549
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Unrealized (loss) gain recorded in other comprehensive income	$—	$—	$(5,949)	$12,482
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,386)	(6,384)	(12,731)	(12,430)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$175.0 million and £14.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and six months ended June 30, 2025, we recognized $8.4 million and $9.0 million in unrealized losses, respectively, related to such net investment hedges, and for the three and six months ended June 30, 2024, we recognized $1.2 million and $4.8 million, respectively, in unrealized gains related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024. As of June 30, 2025, there were no assets or liabilities measured at fair value on a recurring basis.

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
The estimated fair values of our financial instruments as of June 30, 2025 and December 31, 2024 for which fair value is only disclosed are as follows:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,577,584	$18,003,966	$18,430,320	$17,723,171
Investments in loans and securities (2)	2,369,049	2,263,158	1,651,533	1,575,856
Cash and cash equivalents	232,983	232,983	524,615	524,615
Financial liabilities:
Debt (3)
Revolving Credit Facility	$323,519	$323,519	$148,846	$148,846
MGM Grand/Mandalay Bay CMBS Debt	2,813,887	2,771,285	2,800,544	2,686,960
Senior Unsecured Notes	13,784,867	13,825,351	13,783,499	13,619,484
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2025, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Other assets (operating lease and sub-leases right-of-use assets)	$51,533	$54,144
Other liabilities (operating lease and sub-lease liabilities)	51,227	53,822
Other assets (sales-type sub-leases, net) (1)	843,350	842,776
Other liabilities (finance sub-lease liabilities)	864,671	863,374
___________________
(1) As of June 30, 2025 and December 31, 2024, sales-type sub-leases are net of $21.3 million and $20.6 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating leases
Rental expense (1)	$632	$341	$1,258	$1,073
Contractual rent	332	143	586	856
Operating sub-leases
Rental income and expense (2)	1,781	1,712	3,562	3,424
Contractual rent	1,679	1,686	3,329	3,365
Finance sub-leases
Rental income and expense (2)	15,978	16,009	31,940	32,015
Contractual rent	15,830	15,800	31,649	31,503
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at June 30, 2025 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2025 (remaining)	$506	$3,182	$33,590
2026	2,772	6,428	65,261
2027	1,921	6,603	65,261
2028	2,813	5,847	65,325
2029	1,921	5,102	65,890
2030	2,916	1,776	66,065
Thereafter	17,909	5,393	2,629,124
Total minimum lease commitments	$30,758	$34,330	$2,990,516
Discounting factor	9,329	4,532	2,125,845
Lease liability	$21,429	$29,798	$864,671

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	11.6 years	6.4 years	51.2 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of June 30, 2025, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended June 30, 2025 and 2024.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our activity under the ATM Program during the six months ended June 30, 2025 and 2024, all of which were sold subject to forward sale agreements, which we refer to as ATM forward sale agreements.

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
As of June 30, 2025, we had approximately 19.9 million forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares sold under the ATM Program was $31.31 and would result in us receiving approximately $621.5 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash payment of $25.6 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us issuing approximately 785,808 shares of common stock. Following the settlement of forward shares subsequent to quarter-end on July 1, 2025 (as described below), we had approximately 10.2 million forward shares remaining to be settled under our ATM Program.
Forward Settlement Activity
There was no settlement activity of the outstanding forward shares under our ATM Program during the three and six months ended June 30, 2025 and 2024. Subsequent to quarter-end, on July 1, 2025, we physically settled 9,662,116 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $296.0 million.
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2025	2024
Beginning Balance January 1,	1,056,366,685	1,042,702,763
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	339,078	468,980
Ending Balance June 30,	1,056,705,763	1,043,171,743
Distributions
Dividends declared (on a per share basis) during the six months ended June 30, 2025 and 2024 were as follows:

Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325

Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150

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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Determination of shares:
Weighted-average shares of common stock outstanding	1,056,223	1,042,651	1,056,118	1,042,530
Assumed conversion of restricted stock	669	309	530	361
Assumed settlement of forward sale agreements	379	—	204	247
Diluted weighted-average shares of common stock outstanding	1,057,271	1,042,960	1,056,852	1,043,138

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income attributable to common stockholders	$865,079	$741,302	$1,408,686	$1,331,318
Weighted-average shares of common stock outstanding	1,056,223	1,042,651	1,056,118	1,042,530
Basic EPS	$0.82	$0.71	$1.33	$1.28

Diluted:
Net income attributable to common stockholders	$865,079	$741,302	$1,408,686	$1,331,318
Diluted weighted-average shares of common stock outstanding	1,057,271	1,042,960	1,056,852	1,043,138
Diluted EPS	$0.82	$0.71	$1.33	$1.28
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Determination of units:
Weighted-average units outstanding	1,068,454	1,054,882	1,068,350	1,054,761
Assumed conversion of VICI restricted stock	669	309	530	361
Assumed settlement of VICI forward sale agreements	379	—	204	247
Diluted weighted-average units outstanding	1,069,502	1,055,191	1,069,084	1,055,369

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Basic:
Net income attributable to partners	$871,916	$746,179	$1,419,743	$1,340,321
Weighted-average units outstanding	1,068,454	1,054,882	1,068,350	1,054,761
Basic EPU	$0.82	$0.71	$1.33	$1.27

Diluted:
Net income attributable to partners	$871,916	$746,179	$1,419,743	$1,340,321
Weighted-average units outstanding	1,069,502	1,055,191	1,069,084	1,055,369
Diluted EPU	$0.82	$0.71	$1.33	$1.27
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2025, approximately 9.0 million shares of common stock remained available for issuance by us as equity awards under the Plan.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense	$4,439	$4,579	$7,343	$8,371
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2025
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	527	$24.37	908	$25.60
Granted	276	30.40	341	34.82
Vested	(209)	30.16	(189)	29.01
Forfeited	(126)	30.43	(184)	29.51
Canceled	—	—	—	—
Outstanding at end of period	468	$30.56	876	$32.51

	Six Months Ended June 30, 2024
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	473	$27.44	766	$28.28
Granted	285	24.05	531	27.36
Vested	(173)	29.74	(244)	34.27
Forfeited	(54)	29.89	(139)	32.67
Canceled	—	—	—	—
Outstanding at end of period	531	$24.63	914	$25.48
As of June 30, 2025, there was $28.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and six months ended June 30, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of June 30, 2025, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 40.2 years.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2025.
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
SIGNIFICANT ACTIVITIES DURING 2025
Real Estate Debt Investment Activity
•One Beverly Hills Mezzanine Loan. On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. On June 23, 2025, we purchased an additional $150.0 million interest in the existing mezzanine loan. One Beverly Hills is being developed by Cain International and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in late 2027 and 2028.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Our investments were each funded with a combination of cash on hand and a draw under the Revolving Credit Facility.
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

The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the six months ended June 30, 2025:

(In millions)
Real Estate Debt Investment	Investment Type	Maximum Principal Amount	Collateral
One Beverly Hills Loan	Mezzanine	$450.0	Luxury experiential lifestyle hub in Beverly Hills, California
North Fork Casino Loan	Senior Secured Loan	510.0	The personal property and revenues of the North Fork Mono Casino & Resort located near Madera, California
Total		$960.0
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
•At-The-Market Offering Program. During the six months ended June 30, 2025, we sold an aggregate of 7,835,973 shares under the ATM Program, all of which were subject to ATM forward sale agreements, for estimated aggregate total proceeds of $252.8 million based on the weighted average initial forward sale price of $32.27. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM forward sale agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates. Subsequent to quarter-end, on July 1, 2025, we physically settled 9,662,116 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $296.0 million.
•Senior Unsecured Notes Offering. On April 7, 2025, VICI LP issued $1.3 billion aggregate principal amount of April 2025 Notes comprised of (i) $400.0 million in aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028 and (ii) $900.0 million in aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the offering to redeem (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025 and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025.
•Forward-Starting Interest Rate Swaps. During the six months ended June 30, 2025, we entered into eight forward-starting interest rate swap agreements for an aggregate notional amount of $400.0 million and three U.S. Treasury Rate Lock agreements for an aggregate a notional amount of $150.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in May 2025 and June 2025, which April 2025 Notes were issued on April 7, 2025. On March 28, 2025, we settled twelve outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $600.0 million and the three U.S. Treasury Rate Lock agreements with an aggregate notional amount of $150.0 million, resulting in net proceeds of $1.8 million. Since the forward-starting swaps are hedging the interest rate risk on the April 2025 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Revenues
Income from sales-type leases	$530,348	$512,289	$18,059	$1,058,952	$1,025,061	$33,891
Income from lease financing receivables, loans and securities	440,260	413,735	26,525	866,740	823,036	43,704
Other income	19,536	19,323	213	39,049	38,635	414
Golf revenues	11,190	11,656	(466)	20,797	21,752	(955)
Total revenues	1,001,334	957,003	44,331	1,985,538	1,908,484	77,054

Operating expenses
General and administrative	14,561	15,768	(1,207)	29,421	31,960	(2,539)
Depreciation	741	992	(251)	1,737	2,125	(388)
Other expenses	19,536	19,323	213	39,049	38,635	414
Golf expenses	6,619	6,813	(194)	12,971	13,324	(353)
Change in allowance for credit losses	(142,001)	(43,000)	(99,001)	44,956	63,918	(18,962)
Transaction and acquisition expenses	7,434	259	7,175	7,479	564	6,915
Total operating expenses	(93,110)	155	(93,265)	135,613	150,526	(14,913)

Interest expense	(213,797)	(205,777)	(8,020)	(423,048)	(410,659)	(12,389)
Interest income	2,293	3,926	(1,633)	5,990	9,219	(3,229)
Other gains	992	990	2	874	834	40
Income before income taxes	883,932	755,987	127,945	1,433,741	1,357,352	76,389
Provision for income taxes	(5,564)	(3,234)	(2,330)	(3,108)	(4,796)	1,688
Net income	878,368	752,753	125,615	1,430,633	1,352,556	78,077
Less: Net income attributable to non-controlling interests	(13,289)	(11,451)	(1,838)	(21,947)	(21,238)	(709)
Net income attributable to common stockholders	$865,079	$741,302	$123,777	$1,408,686	$1,331,318	$77,368

Revenue
For the three and six months ended June 30, 2025 and 2024, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Leasing revenue	$915,958	$893,766	$22,192	$1,828,500	$1,787,471	$41,029
Income from loans and securities	54,650	32,258	22,392	97,192	60,627	36,565
Other income	19,536	19,323	213	39,049	38,635	414
Golf revenues	11,190	11,656	(466)	20,797	21,752	(955)
Total revenues	$1,001,334	$957,003	$44,331	$1,985,538	$1,908,485	$77,053
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Income from sales-type leases	$530,348	$512,289	$18,059	$1,058,952	$1,025,062	$33,890
Income from lease financing receivables (1)	385,610	381,477	4,133	769,548	762,409	7,139
Total leasing revenue	915,958	893,766	22,192	1,828,500	1,787,471	41,029
Non-cash adjustment (2)	(130,022)	(131,337)	1,315	(262,123)	(267,045)	4,922
Total contractual leasing revenue	$785,936	$762,429	$23,507	$1,566,377	$1,520,426	$45,951
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $22.2 million and $41.0 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. Total contractual leasing revenue increased $23.5 million and $46.0 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. The increases were primarily driven by the incremental rent increases from our agreement through our Partner Property Growth Fund strategy to fund capital investments into the Venetian Resort for several reinvestment projects (the “Venetian Capital Investment”) (which occurred in July 2024, October 2024 and January 2025), as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans and Securities
Income from loans and securities increased $22.4 million and $36.6 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. The increase was driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments, partially offset by the repayment of certain loan investments.

Operating Expenses
For the three and six months ended June 30, 2025 and 2024, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
General and administrative	$14,561	$15,768	$(1,207)	$29,421	$31,960	$(2,539)
Depreciation	741	992	(251)	1,737	2,125	(388)
Other expenses	19,536	19,323	213	39,049	38,635	414
Golf expenses	6,619	6,813	(194)	12,971	13,324	(353)
Change in allowance for credit losses	(142,001)	(43,000)	(99,001)	44,956	63,918	(18,962)
Transaction and acquisition expenses	7,434	259	7,175	7,479	564	6,915
Total operating expenses	$(93,110)	$155	$(93,265)	$135,613	$150,526	$(14,913)
General and Administrative Expenses
General and administrative expenses decreased $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. The decrease was primarily driven by a decrease in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses decreased $99.0 million and $19.0 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily as a result of changes to the reasonable and supportable period, or R&S Period, probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) due to market performance, changes in the macroeconomic forecast during the current quarter, and annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $7.2 million and $6.9 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the three and six months ended June 30, 2025 and 2024, our non-operating income and expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Interest expense	$(213,797)	$(205,777)	$(8,020)	$(423,048)	$(410,659)	$(12,389)
Interest income	2,293	3,926	(1,633)	5,990	9,219	(3,229)
Other gains	992	990	2	874	834	40
Interest Expense
Interest expense increased $8.0 million and $12.4 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, respectively. The increase during the three and six months ended June 30, 2025 was primarily related to the increase in debt from the $175.0 million and £5.5 million draws on the Revolving Credit Facility to partially finance the One Beverly Hills mezzanine loan investment in February 2025 and the upsize of the Cabot Highlands loan in June 2024, respectively, partially offset by principal repayments under the Revolving Credit Facility of C$15.0 million, C$12.0 million, C$5.0 million and C$8.0 million in August 2024, December 2024, March 2025 and June 2025, respectively.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.49% from 4.34% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and increased to 4.48% from 4.34% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of a higher effective interest rate on (i) the outstanding balance on the Revolving Credit Facility, and (ii) the March 2024 Notes, December 2024 Notes and April 2025 Notes as compared to the debt that was refinanced by such notes.
Interest Income
Interest income, representing interest earned on our excess cash, decreased $1.6 million and $3.2 million during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The decrease was primarily driven by an overall decrease in our cash on hand throughout the current periods as compared to the prior periods.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (or losses), deferred income tax expenses and benefits, other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interest with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2025	2024	2025	2024
Net income attributable to common stockholders	$865,079	$741,302	$1,408,686	$1,331,318
Real estate depreciation	—	—	—	—
FFO attributable to common stockholders	865,079	741,302	1,408,686	1,331,318
Non-cash leasing and financing adjustments	(130,022)	(131,283)	(262,069)	(266,949)
Non-cash change in allowance for credit losses	(142,001)	(43,000)	44,956	63,918
Non-cash stock-based compensation	4,439	4,579	7,343	8,372
Transaction and acquisition expenses	7,434	259	7,479	564
Amortization of debt issuance costs and original issue discount	18,743	17,644	37,514	34,153
Other depreciation	611	835	1,478	1,681
Capital expenditures	(618)	(633)	(750)	(1,065)
Other gains (1)	(992)	(990)	(874)	(834)
Deferred income tax provision	4,048	1,853	72	2,288
Non-cash adjustments attributable to non-controlling interests	3,457	1,859	2,325	2,150
AFFO attributable to common stockholders	630,178	592,425	1,246,160	1,175,596
Interest expense, net	192,761	184,207	379,544	367,287
Current income tax expense	1,516	1,381	3,036	2,508
Adjustments attributable to non-controlling interests	(2,216)	(2,140)	(4,365)	(4,268)
Adjusted EBITDA attributable to common stockholders	$822,239	$775,873	$1,624,375	$1,541,123

Net income per common share
Basic	$0.82	$0.71	$1.33	$1.28
Diluted	$0.82	$0.71	$1.33	$1.28
FFO per common share
Basic	$0.82	$0.71	$1.33	$1.28
Diluted	$0.82	$0.71	$1.33	$1.28
AFFO per common share
Basic	$0.60	$0.57	$1.18	$1.13
Diluted	$0.60	$0.57	$1.18	$1.13
Weighted average number of shares of common stock outstanding
Basic	1,056,222,836	1,042,650,713	1,056,118,206	1,042,530,017
Diluted	1,057,270,580	1,042,959,627	1,056,852,269	1,043,137,980
____________________
(1)Represents non-cash foreign currency remeasurement adjustment and gain on sale of certain land parcels.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2025, our available cash and cash-equivalents balance, short-term investments, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	June 30, 2025
Cash and cash equivalents	$232,983
Capacity under Revolving Credit Facility (1)	2,176,481
Net proceeds available from settlement of Forward Sale Agreements (2)	621,537
Total	$3,031,001
____________________
(1)In addition, the Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 19,851,372 shares remaining to be settled as of June 30, 2025 under our ATM forward sale agreements at a forward sales price of $31.31, calculated as of June 30, 2025. Subsequent to quarter-end, on July 1, 2025, we physically settled 9,662,116 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $296.0 million.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2025, we had $17.3 billion of debt obligations outstanding, none of which are maturing in the next twelve months. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund strategy and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of June 30, 2025. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2025 (remaining)	2026	2027	2028	2029 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,750,000	$1,500,000	$2,000,000	$8,700,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility (1)	323,519	—	—	—	—	323,519
Scheduled interest payments (2)	5,746,060	401,983	805,533	694,434	611,999	3,232,111
Total debt contractual obligations	23,019,579	401,983	2,555,533	2,194,434	2,611,999	15,255,630

Leases and contracts (3)
Future funding commitments – loan investments and Partner Property Growth Fund (4)	789,179	163,177	593,061	22,363	3,526	7,052
Golf course operating lease and contractual commitments	38,934	1,078	2,197	2,241	2,286	31,132
Corporate office leases	15,356	—	1,742	871	1,742	11,001
Total leases and contractual obligations	843,469	164,255	597,000	25,475	7,554	49,185

Total contractual commitments	$23,863,048	$566,238	$3,152,533	$2,219,909	$2,619,553	$15,304,815
____________________
(1) Subsequent to quarter-end, on July 2, 2025, $175.0 million of the outstanding balance under our Revolving Credit Facility was repaid.
(2) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable SOFR, CORRA and SONIA rates as of June 30, 2025.
(3) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(4) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of June 30, 2025, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw our future funds, prior to November 1, 2026. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects.

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,231,758	$1,158,349	$73,409
Used in investing activities	(715,343)	(421,034)	(294,309)
Used in financing activities	(808,412)	(912,936)	104,524
Effect of exchange rate changes on cash, cash equivalents and restricted cash	365	207	158
Net decrease in cash, cash equivalents and restricted cash	(291,632)	(175,414)	(116,218)
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574	2,041
Cash, cash equivalents and restricted cash, end of period	$232,983	$347,160	$(114,177)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $73.4 million for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The increase was primarily driven by the annual rent escalators on our Caesars leases and certain of our other lease agreements and the incremental rent increases from the Venetian Capital Investment (which occurred in July 2024, October 2024 and January 2025), as well as the incremental interest income associated with additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities increased $294.3 million for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.
During the six months ended June 30, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $723.9 million.
•Proceeds from the partial repayment of the Cabot Saint Lucia loan and Hard Rock Ottawa Notes in the amount of $3.2 million; and
•Proceeds from sale of land in the amount of $2.0 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities decreased $104.5 million for the six months ended June 30, 2025, compared with the six months ended June 30, 2024.
During the six months ended June 30, 2025, the primary sources and uses of cash in financing activities included:
•Net proceeds from the issuance of the April 2025 Notes in the amount of $1,284.4 million;

•Redemption of the outstanding (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025, and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025;
•Dividend payments of $915.9 million;
•Draws of $423.4 million and repayments of $257.7 million on our Revolving Credit Facility;
•Payments of debt issuance costs of $19.4 million;
•Distributions of $16.0 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.
During the six months ended June 30, 2024, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of June 30, 2025, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2025, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2025 and 2024 were as follows:

Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325

Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2025.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of June 30, 2025, we had $17.3 billion aggregate principal amount of outstanding indebtedness, of which 98.1% has fixed rate interest and 1.9% has a variable interest rate, representing the US$323.5 million outstanding balance under the Revolving Credit Facility (including amounts denominated in CAD and GBP and based on the applicable exchange rate as of June 30, 2025). As of June 30, 2025, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $3.2 million using the applicable exchange rate as of June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the six months ended June 30, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended June 30, 2025, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2025 through April 30, 2025	—	$—	—	—
May 1, 2025 through May 31, 2025	—	—	—	—
June 1, 2025 through June 30, 2025 (1)	1,360	31.71	—	—
Total	1,360	$31.71	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended June 30, 2025, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Fourth Supplemental Indenture, dated as of April 7, 2025, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	4/7/2025

4.2	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.1).		8-K	4.3	4/7/2025

4.3	Form of Global Note representing the 5.625% Senior Notes due 2035 (included in Exhibit 4.1).		8-K	4.4	4/7/2025

10.1	Thirteenth Amendment to Regional Lease, dated as of June 27, 2025, by and among the entities listed on Schedules A and B thereto.	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	July 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)