Form 10-Q
period 2025-09-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2025-10-30
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
535 Madison Avenue New York, New York 10022
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
As of October 29, 2025, VICI Properties Inc. had 1,068,811,371 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2025 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of September 30, 2025, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turns owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of September 30, 2025.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of September 30, 2025, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,763,616	$23,581,101
Investments in leases - financing receivables, net	18,640,073	18,430,320
Investments in loans and securities, net	2,432,999	1,651,533
Land	149,717	150,727
Cash and cash equivalents	507,503	524,615
Other assets	1,041,932	1,030,644
Total assets	$46,535,840	$45,368,940

Liabilities
Debt, net	$16,762,660	$16,732,889
Accrued expenses and deferred revenue	182,651	217,956
Dividends and distributions payable	486,258	461,954
Other liabilities	1,006,993	1,004,340
Total liabilities	18,438,562	18,417,139

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,068,808,694 and 1,056,366,685 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10,688	10,564
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	24,894,452	24,515,417
Accumulated other comprehensive income	125,198	144,574
Retained earnings	2,643,251	1,867,400
Total VICI stockholders’ equity	27,673,589	26,537,955
Non-controlling interests	423,689	413,846
Total stockholders’ equity	28,097,278	26,951,801
Total liabilities and stockholders’ equity	$46,535,840	$45,368,940
_______________________________________________________
Note: As of September 30, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $802.1 million, $750.7 million, $39.0 million and $20.4 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Income from sales-type leases	$531,765	$518,691	$1,590,717	$1,543,752
Income from lease financing receivables, loans and securities	447,986	419,115	1,314,726	1,242,151
Other income	19,547	19,315	58,596	57,950
Golf revenues	8,190	7,548	28,987	29,300
Total revenues	1,007,488	964,669	2,993,026	2,873,153

Operating expenses
General and administrative	16,344	16,458	45,765	48,418
Depreciation	937	1,008	2,674	3,133
Other expenses	19,547	19,315	58,596	57,950
Golf expenses	6,765	6,824	19,736	20,148
Change in allowance for credit losses	(20,153)	(31,626)	24,803	32,292
Transaction and acquisition expenses	9	1,164	7,488	1,728
Total operating expenses	23,449	13,143	159,062	163,669

Interest expense	(210,333)	(207,317)	(633,381)	(617,976)
Interest income	3,881	2,797	9,871	12,016
Other (losses) gains	(82)	(64)	792	770
Income before income taxes	777,505	746,942	2,211,246	2,104,294
Provision for income taxes	(3,885)	(2,461)	(6,993)	(7,257)
Net income	773,620	744,481	2,204,253	2,097,037
Less: Net income attributable to non-controlling interests	(11,580)	(11,583)	(33,527)	(32,821)
Net income attributable to common stockholders	$762,040	$732,898	$2,170,726	$2,064,216

Net income per common share
Basic	$0.71	$0.70	$2.05	$1.98
Diluted	$0.71	$0.70	$2.05	$1.98

Weighted average number of shares of common stock outstanding
Basic	1,067,253,644	1,046,626,838	1,059,870,808	1,043,921,660
Diluted	1,068,369,218	1,048,338,348	1,060,732,039	1,044,897,468

Other comprehensive income
Net income	$773,620	$744,481	$2,204,253	$2,097,037
Reclassification of derivative gain to Interest expense	(6,389)	(6,100)	(19,120)	(18,530)
Unrealized (loss) gain on cash flow hedges	—	(2,714)	(5,949)	9,768
Foreign currency translation adjustments	(4,652)	2,258	5,474	(3,559)
Comprehensive income	762,579	737,925	2,184,658	2,084,716
Comprehensive income attributable to non-controlling interests	(11,448)	(11,533)	(33,308)	(32,665)
Comprehensive income attributable to common stockholders	$751,131	$726,392	$2,151,350	$2,052,051
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2024	$10,564	$24,515,417	$144,574	$1,867,400	$26,537,955	$413,846	$26,951,801
Net income	—	—	—	543,607	543,607	8,658	552,265
Reallocation of equity	—	836	—	—	836	(836)	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(456,883)	(456,883)	(7,986)	(464,869)
Stock-based compensation, net of forfeitures	3	(4,227)	—	—	(4,224)	(49)	(4,273)
Reclassification of derivative gain to Interest expense	—	—	(6,271)	—	(6,271)	(74)	(6,345)
Unrealized loss on cash flow hedges	—	—	(5,881)	—	(5,881)	(68)	(5,949)
Foreign currency translation adjustments	—	—	30	—	30	5	35
Balance as of March 31, 2025	10,567	24,512,026	132,452	1,954,124	26,609,169	413,496	27,022,665
Net income	—	—	—	865,079	865,079	13,289	878,368
Reallocation of equity	—	(770)	—	—	(770)	770	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(457,027)	(457,027)	(7,994)	(465,021)
Stock-based compensation, net of forfeitures	—	4,345	—	—	4,345	50	4,395
Reclassification of derivative gain to Interest expense	—	—	(6,313)	—	(6,313)	(73)	(6,386)
Foreign currency translation adjustments	—	—	9,968	—	9,968	123	10,091
Balance as of June 30, 2025	10,567	24,515,601	136,107	2,362,176	27,024,451	419,661	27,444,112
Net income	—	—	—	762,040	762,040	11,580	773,620
Issuance of common stock, net	121	375,229	—	—	375,350	—	375,350
Reallocation of equity	—	(734)	—	—	(734)	734	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(480,965)	(480,965)	(8,204)	(489,169)
Stock-based compensation, net of forfeitures	—	4,356	—	—	4,356	50	4,406
Reclassification of derivative gain to Interest expense	—	—	(6,317)	—	(6,317)	(72)	(6,389)
Foreign currency translation adjustments	—	—	(4,592)	—	(4,592)	(60)	(4,652)
Balance as of September 30, 2025	$10,688	$24,894,452	$125,198	$2,643,251	$27,673,589	$423,689	$28,097,278

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$2,204,253	$2,097,037
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(393,076)	(402,839)
Stock-based compensation	11,758	12,973
Depreciation	2,674	3,133
Other gains	(792)	(770)
Amortization of debt issuance costs and original issue discount	35,791	34,175
Change in allowance for credit losses	24,803	32,292
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	2,848	4,234
Payment-in-kind interest	(23,831)	—
Change in operating assets and liabilities:
Other assets	(8,601)	(5,910)
Accrued expenses and deferred revenue	(39,261)	(39,573)
Other liabilities	(286)	(178)
Net cash provided by operating activities	1,818,047	1,737,401

Cash flows from investing activities
Investments in leases - sales-type	—	(261,800)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(786,360)	(473,727)
Principal repayments of loans and securities and receipts of deferred fees	20,296	80,750
Capitalized transaction costs	(325)	(2,091)
Investments in short-term investments	—	(29,579)
Maturities of short-term investments	—	29,579
Proceeds from sale of real estate	1,962	952
Acquisition of property and equipment	(1,033)	(6,442)
Net cash used in investing activities	(765,460)	(662,606)

Cash flows from financing activities
Proceeds from offering of common stock, net	375,350	115,112
Proceeds from Revolving Credit Facility	426,024	82,200
Repayment of Revolving Credit Facility	(432,689)	(85,881)
Proceeds from senior unsecured notes offerings	1,284,437	1,028,533
Redemption of senior unsecured notes	(1,300,000)	(1,050,000)
Debt issuance costs	(19,401)	(3,288)
Repurchase of stock for tax withholding	(7,232)	(5,341)
Distributions to non-controlling interests	(23,970)	(23,245)
Dividends paid	(1,372,727)	(1,300,317)
Net cash used in financing activities	(1,070,208)	(1,242,227)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	509	525

Net decrease in cash, cash equivalents and restricted cash	(17,112)	(166,907)
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574
Cash, cash equivalents and restricted cash, end of period	$507,503	$355,667

Supplemental cash flow information:
Cash paid for interest	$620,778	$595,391
Cash paid for income taxes	$3,311	$3,338
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$486,468	$458,192
Issuance of stock-based compensation subject to repurchase for tax withholding	$18,527	$17,576
Debt issuance costs payable	$—	$80
Accrued capitalized transaction costs	$1,859	$6,448
Non-cash change in Investments in leases - financing receivables	$211,903	$212,400
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	September 30, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,763,616	$23,581,101
Investments in leases - financing receivables, net	18,640,073	18,430,320
Investments in loans and securities, net	2,432,999	1,651,533
Land	149,717	150,727
Cash and cash equivalents	497,172	456,899
Other assets	963,865	1,015,180
Total assets	$46,447,442	$45,285,760

Liabilities
Debt, net	$16,762,660	$16,732,889
Accrued expenses and deferred revenue	180,401	215,452
Distributions payable	486,258	461,954
Other liabilities	993,160	990,577
Total liabilities	18,422,479	18,400,872

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,081,040,067 and 1,068,598,058 operating partnership units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	27,794,086	26,634,873
Accumulated other comprehensive income	124,304	143,899
Total VICI LP’s capital	27,918,390	26,778,772
Non-controlling interests	106,573	106,116
Total capital attributable to partners	28,024,963	26,884,888
Total liabilities and partners’ capital	$46,447,442	$45,285,760
_______________________________________________________
Note: As of September 30, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $802.1 million, $750.7 million, $39.0 million and $20.4 million, respectively, and $802.7 million, $737.1 million, $25.0 million and $20.6 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Income from sales-type leases	$531,765	$518,691	$1,590,717	$1,543,752
Income from lease financing receivables, loans and securities	447,986	419,115	1,314,726	1,242,151
Other income	19,547	19,315	58,596	57,950
Total revenues	999,298	957,121	2,964,039	2,843,853

Operating expenses
General and administrative	16,284	16,366	45,632	48,255
Depreciation	131	125	390	570
Other expenses	19,547	19,315	58,596	57,950
Change in allowance for credit losses	(20,153)	(31,626)	24,803	32,292
Transaction and acquisition expenses	9	1,164	7,488	1,728
Total operating expenses	15,818	5,344	136,909	140,795

Interest expense	(210,333)	(207,317)	(633,381)	(617,976)
Interest income	3,777	2,624	9,475	10,485
Other (losses) gains	(82)	(64)	792	770
Income before income taxes	776,842	747,020	2,204,016	2,096,337
Provision for income taxes	(3,736)	(2,480)	(5,434)	(5,775)
Net income	773,106	744,540	2,198,582	2,090,562
Less: Net income attributable to non-controlling interests	(2,825)	(3,021)	(8,558)	(8,722)
Net income attributable to partners	$770,281	$741,519	$2,190,024	$2,081,840

Net income per Partnership unit
Basic	$0.71	$0.70	$2.04	$1.97
Diluted	$0.71	$0.70	$2.04	$1.97

Weighted average number of Partnership units outstanding
Basic	1,079,485,017	1,058,858,211	1,072,102,181	1,056,153,033
Diluted	1,080,600,591	1,060,569,721	1,072,963,412	1,057,128,841

Other comprehensive income
Net income attributable to partners	$770,281	$741,519	$2,190,024	$2,081,840
Reclassification of derivative gain to Interest expense	(6,389)	(6,100)	(19,120)	(18,530)
Unrealized (loss) gain on cash flow hedges	—	(2,714)	(5,949)	9,768
Foreign currency translation adjustments, net	(4,652)	2,258	5,474	(3,559)
Comprehensive income attributable to partners	$759,240	$734,963	$2,170,429	$2,069,519
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2024	$26,634,873	$143,899	$106,116	$26,884,888
Net income	547,827	—	2,390	550,217
Contributions from Parent	245	—	—	245
Distributions to Parent	(462,174)	—	—	(462,174)
Distributions to non-controlling interests	—	—	(2,697)	(2,697)
Stock-based compensation, net of forfeitures	(4,273)	—	—	(4,273)
Reclassification of derivative gain to Interest expense	—	(6,345)	—	(6,345)
Unrealized loss on cash flow hedges	—	(5,949)	—	(5,949)
Foreign currency translation adjustments	—	35	—	35
Balance as of March 31, 2025	26,716,498	131,640	105,809	26,953,947
Net income	871,916	—	3,343	875,259
Contributions from parent	128	—	—	128
Distributions to parent	(462,365)	—	—	(462,365)
Distributions to non-controlling interests	—	—	(2,704)	(2,704)
Stock-based compensation, net of forfeitures	4,395	—	—	4,395
Reclassification of derivative gain to Interest expense	—	(6,386)	—	(6,386)
Foreign currency translation adjustments	—	10,091	—	10,091
Balance as of June 30, 2025	27,130,572	135,345	106,448	27,372,365
Net income	770,281	—	2,825	773,106
Contributions from parent	375,727	—	—	375,727
Distributions to parent	(486,900)	—	—	(486,900)
Distributions to non-controlling interests	—	—	(2,700)	(2,700)
Stock-based compensation, net of forfeitures	4,406	—	—	4,406
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Foreign currency translation adjustments	—	(4,652)	—	(4,652)
Balance as of September 30, 2025	$27,794,086	$124,304	$106,573	$28,024,963

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2023	$25,288,647	$153,350	$105,632	$25,547,629
Net income	594,142	—	2,898	597,040
Distributions to Parent	(440,283)	—	—	(440,283)
Distributions to non-controlling interests	—	—	(2,630)	(2,630)
Stock-based compensation, net of forfeitures	(1,204)	—	—	(1,204)
Reclassification of derivative gain to Interest expense	—	(6,046)	—	(6,046)
Unrealized gain on cash flow hedges	—	12,482	—	12,482
Foreign currency translation adjustments	—	(3,644)	—	(3,644)
Balance as of March 31, 2024	25,441,302	156,142	105,900	25,703,344
Net income	746,179	—	2,803	748,982
Contributions from parent	147	—	—	147
Distributions to parent	(438,049)	—	—	(438,049)
Distributions to non-controlling interests	—	—	(2,693)	(2,693)
Stock-based compensation, net of forfeitures	4,243	—	—	4,243
Reclassification of derivative gain to Interest expense	—	(6,384)	—	(6,384)
Foreign currency translation adjustments	—	(2,173)	—	(2,173)
Balance as of June 30, 2024	25,753,822	147,585	106,010	26,007,417
Net income	741,519	—	3,021	744,540
Contributions from parent	166,405	—	—	166,405
Distributions to parent	(458,256)	—	—	(458,256)
Distributions to non-controlling interests	—	—	(2,695)	(2,695)
Stock-based compensation, net of forfeitures	4,592	—	—	4,592
Reclassification of derivative gain to Interest expense	—	(6,100)	—	(6,100)
Unrealized loss on cash flow hedges	—	(2,714)	—	(2,714)
Foreign currency translation adjustments	—	2,258	—	2,258
Balance as of September 30, 2024	$26,208,082	$141,029	$106,336	$26,455,447

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$2,198,582	$2,090,562
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(393,076)	(402,839)
Stock-based compensation	11,758	12,973
Depreciation	390	570
Other gains	(792)	(770)
Amortization of debt issuance costs and original issue discount	35,791	34,175
Change in allowance for credit losses	24,803	32,292
Net proceeds from settlement of derivatives	1,767	2,827
Deferred income taxes	2,541	4,165
Payment-in-kind interest	(23,831)	—
Change in operating assets and liabilities:
Other assets	(7,822)	(5,514)
Accrued expenses and deferred revenue	(41,601)	(40,464)
Other liabilities	(48)	28
Net cash provided by operating activities	1,808,462	1,728,005

Cash flows from investing activities
Investments in leases - sales-type	—	(261,800)
Investments in leases - financing receivables	—	(248)
Investments in loans and securities	(786,360)	(473,727)
Principal repayments of loans and securities and receipts of deferred fees	20,296	80,750
Capitalized transaction costs	(325)	(2,091)
Investments in short-term investments	—	(29,579)
Maturities of short-term investments	—	29,579
Proceeds from sale of real estate	1,962	952
Acquisition of property and equipment	(95)	(4,507)
Net cash used in investing activities	(764,522)	(660,671)

Cash flows from financing activities
Contributions from Parent	438,943	166,405
Distributions to Parent	(1,386,158)	(1,315,405)
Proceeds from Revolving Credit Facility	426,024	82,200
Repayment of Revolving Credit Facility	(432,689)	(85,881)
Proceeds from senior unsecured notes offerings	1,284,437	1,028,533
Redemption of senior unsecured notes	(1,300,000)	(1,050,000)
Debt issuance costs	(19,401)	(3,288)
Repurchase of stock for tax withholding	(7,232)	(5,341)
Distributions to non-controlling interests	(8,100)	(8,015)
Net cash used in financing activities	(1,004,176)	(1,190,792)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	509	525

Net increase (decrease) in cash, cash equivalents and restricted cash	40,273	(122,933)
Cash, cash equivalents and restricted cash, beginning of period	456,899	471,584
Cash, cash equivalents and restricted cash, end of period	$497,172	$348,651

Supplemental cash flow information:
Cash paid for interest	$620,778	$595,391
Cash paid for income taxes	$1,188	$1,312
Supplemental non-cash investing and financing activity:
Distributions payable	$486,468	$458,192
Debt issuance costs payable	$—	$80
Accrued capitalized transaction costs	$1,859	$6,448
Non-cash change in Investments in leases - financing receivables	$211,903	$212,400
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of September 30, 2025, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of September 30, 2025, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.2% of the entity’s cash flows.
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
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We did not have any short-term investments as of September 30, 2025 and December 31, 2024.
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
Lease Term
Under ASC 842, at the inception of a lease or upon a lease modification, we assess the noncancelable lease term, which includes any reasonably certain renewal periods. All of our lease agreements provide for an initial term, with one or more tenant renewal options.
In relation to our gaming assets and certain other irreplaceable real estate, upon lease inception or modification, we have generally concluded that the lease term includes all of the periods covered by extension options as it was reasonably certain at such time that our tenants would renew the lease agreements. At such time, we believed our tenants were economically compelled to renew the lease agreements due to the importance of our real estate to the operation of their business, the significant capital they have invested and are required to invest in our properties under the terms of the lease agreements and the lack of suitable replacement assets.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2025 and 2024.
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
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38% of our lease revenues for each of the three and nine months ended September 30, 2025 and 2024. Contractual rent from our lease agreements with MGM represented 36% of our total contractual rent for each of the three and nine months ended September 30, 2025 and 2024. Revenue from our lease agreements with Caesars represented 36% of our lease revenues for each of the three and nine months ended September 30, 2025 and 2024. Contractual rent from our lease agreements with Caesars represented 37% of our total contractual rent for each of the three and nine months ended September 30, 2025, and 37% and 38% of our total contractual rent for the three and nine months ended September 30, 2024, respectively.
Additionally, our properties on the Las Vegas Strip generated approximately 49% of our lease revenues for each of the three and nine months ended September 30, 2025 and 48% of our lease revenues for each of the three and nine months ended September 30, 2024. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3 — Real Estate Transactions
2025 Activity
Leasing
Northfield Park Severance Lease
Subsequent to quarter-end, on October 16, 2025, we announced that, in connection with MGM’s agreement to sell the operations of MGM Northfield Park (“Northfield Park”), located in Northfield, Ohio, to an affiliate of funds managed by Clairvest Group Inc. (“Clairvest”), we agreed to enter into (i) a new triple-net lease agreement with an affiliate of Clairvest with respect to the real property of Northfield Park (the “Northfield Park Lease”) and (ii) an amendment to the existing MGM Master Lease (as defined below) in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease will have an initial annual base rent of $53.0 million (or $54.0 million if the transaction closes on or after May 1, 2026 to reflect the 2.0% annual escalation provided under the MGM Master Lease). Upon closing, the Northfield Park Lease will begin a new 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease will be guaranteed by an affiliate of funds managed by Clairvest that will own the operations of Northfield Park. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the first half of 2026.
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the nine months ended September 30, 2025:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
One Beverly Hills Loan	$450,000	Mezzanine	Luxury experiential lifestyle hub in Beverly Hills, California
North Fork Casino Loan	510,000	Senior Secured Loan	The personal property and revenues of the North Fork Mono Casino & Resort located near Madera, California
Total	$960,000
One Beverly Hills Mezzanine Loan
On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. On June 23, 2025, we purchased an additional $150.0 million interest in the existing mezzanine loan, concurrent with a commensurate increase in the total size of the mezzanine loan. One Beverly Hills is being developed by Cain and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in 2028.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Under the provisions of the existing mezzanine loan, interest is paid-in-kind and added to the outstanding principal balance. We funded each of the investments with a combination of cash on hand and a draw under the Revolving Credit Facility (as defined below).
North Fork Casino Loan
On April 4, 2025, we provided a commitment of up to $510.0 million of a $725.0 million delayed draw term loan facility (the “Term Loan Arrangement”) to the North Fork Rancheria Economic Development Authority, a wholly owned entity of the North Fork Rancheria of Mono Indians of California. Proceeds from the Term Loan Arrangement will be used for the development of the North Fork Mono Casino & Resort (“North Fork”) located near Madera, California, which will be developed and managed by affiliates of Red Rock Resorts, Inc. (“Red Rock Resorts”). The Term Loan Arrangement consists of

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
a $340.0 million Term Loan A, of which we have committed up to $125.0 million, and a $385.0 million Term Loan B, of which we have committed up to the full $385.0 million, for a total commitment of $510.0 million. The Term Loan A has an initial term of five years and the Term Loan B has an initial term of six years. The project is expected to be funded in accordance with a construction draw schedule and is expected to be completed in the second half of 2026.
Note 4 — Real Estate Portfolio
As of September 30, 2025, our real estate portfolio consisted of the following:
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
The following is a summary of the balances of our real estate portfolio as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Investments in leases – sales-type, net (1)	$23,763,616	$23,581,101
Investments in leases – financing receivables, net (1)	18,640,073	18,430,320
Total investments in leases, net	42,403,689	42,011,421
Investments in loans and securities, net	2,432,999	1,651,533
Land	149,717	150,727
Total real estate portfolio	$44,986,405	$43,813,681
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification. As of September 30, 2025 and December 31, 2024, the estimated residual value of the leased properties under our lease agreements was $16.5 billion and $16.4 billion, respectively.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Income from sales-type leases – fixed rent	$503,040	$494,641	$1,505,431	$1,467,825
Income from sales-type leases – contingent rent (1)	28,725	24,050	85,286	75,927
Income from lease financing receivables – fixed rent	385,112	379,657	1,150,865	1,135,643
Income from lease financing receivables – contingent rent (1)	1,898	3,211	5,693	9,634
Total lease revenue	918,775	901,559	2,747,275	2,689,029
Non-cash adjustment (2)	(131,247)	(135,944)	(393,370)	(402,989)
Total contractual lease revenue	$787,528	$765,615	$2,353,905	$2,286,040
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2025, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2025 (remaining)	$444,225	$315,466	$759,691
2026	1,794,488	1,278,182	3,072,670
2027	1,821,969	1,302,016	3,123,985
2028	1,850,663	1,326,567	3,177,230
2029	1,880,313	1,351,597	3,231,910
Thereafter	79,935,052	88,439,519	168,374,571
Total	$87,726,710	$94,013,347	$181,740,057
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the lease agreements.
(2) The minimum lease payments include the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
Lease Provisions
As of September 30, 2025, we owned 93 assets leased under 18 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of September 30, 2025, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 40.0 years.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of September 30, 2025 and December 31, 2024:

($ In thousands)	September 30, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$83,938	$81,359	$—	11.0%	5.5 years
Senior Secured Loans	992,675	973,550	503,103	8.2%	4.6 years
Mezzanine Loans and Preferred Equity	1,394,592	1,378,090	227,450	9.9%	2.7 years
Total	$2,471,205	$2,432,999	$730,553	9.2%	3.6 years

($ In thousands)	December 31, 2024
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$85,000	$81,857	$—	11.0%	6.3 years
Senior Secured Loans	684,686	674,200	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	895,476	239,748	9.2%	4.1 years
Total	$1,678,147	$1,651,533	$548,524	8.8%	4.4 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of September 30, 2025 and December 31, 2024.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) Represents our investment in the Hard Rock Ottawa Notes, which are accounted for as held-to-maturity securities.

The following summarizes the activity of our investments in loans and securities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Beginning Balance January 1,	$1,651,533	$1,144,177
Principal fundings	783,604	473,198
Payment-in-kind interest	23,831	—
Repayments	(15,897)	(79,500)
Change in CECL allowance	(14,045)	8,019
Other	3,973	4,786
Ending Balance September 30,	$2,432,999	$1,550,680

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
The following tables detail the allowance for credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,565,707	$(802,091)	$23,763,616	3.27%
Investments in leases – financing receivables	19,390,805	(750,732)	18,640,073	3.87%
Investments in loans and securities	2,472,048	(39,049)	2,432,999	1.58%
Other assets – sales-type sub-leases	862,469	(20,372)	842,097	2.36%
Totals	$47,291,029	$(1,612,244)	$45,678,785	3.41%

	December 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,383,843	$(802,742)	$23,581,101	3.29%
Investments in leases – financing receivables	19,167,432	(737,112)	18,430,320	3.85%
Investments in loans and securities	1,676,530	(24,997)	1,651,533	1.49%
Other assets – sales-type sub-leases	863,374	(20,598)	842,776	2.39%
Totals	$46,091,179	$(1,585,449)	$44,505,730	3.44%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of September 30, 2025 and December 31, 2024, such allowance is $9.7 million and $9.5 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$1,643,241	$1,534,515	$1,594,931	$1,472,386
Initial allowance from current period investments	—	—	8,126	2,914
Current period change in credit allowance	(21,314)	(31,022)	18,870	28,193
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$1,621,927	$1,503,493	$1,621,927	$1,503,493
During the three months ended September 30, 2025, we recognized a $20.2 million decrease in our allowance for credit losses primarily driven by a decrease in the volatility of the equity market performance of our tenants partially offset by negative changes in the macroeconomic forecast during the current quarter, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD.
During the nine months ended September 30, 2025, we recognized a $24.8 million increase in our allowance for credit losses primarily driven by the equity market performance of our tenants and negative changes in the macroeconomic forecast during the current period. In addition, we recorded an initial CECL allowance of $8.1 million on our $960.0 million of debt investment activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended September 30, 2024, we recognized a $31.6 million decrease in our allowance for credit losses primarily driven by positive changes in the macroeconomic forecast during the applicable quarter and equity market performance of our tenants. This decrease was partially offset by adjustments made to the assumptions used to project future cash flows for one of our investments.
During the nine months ended September 30, 2024, we recognized a $32.3 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period as well as adjustments made to the assumptions used to project future cash flows for one of our investments.
As of September 30, 2025 and December 31, 2024, and since our formation on October 6, 2017, all of our lease agreements and loan and security investments are current in payment of their obligations to us and no investments are on non-accrual status.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2025 and December 31, 2024:

	Amortized Cost Basis by Year of Origination as of September 30, 2025 (1)
(In thousands)	2025	2024	2023	2022	2021	Prior	Total
Ba2	$—	$—	$—	$4,854,002	$—	$—	$4,854,002
Ba3	—	—	—	13,041,180	2,191,905	18,420,044	33,653,129
B1	—	—	—	2,388,638	—	926,711	3,315,349
B2	—	—	449,223	—	—	—	449,223
B3	—	—	287,053	300,829	—	891,294	1,479,176
Caa1	—	—	395,709	—	—	343,409	739,118
N/A (2)	573,099	348,782	1,080,107	799,044	—	—	2,801,032
Total	$573,099	$348,782	$2,212,092	$21,383,693	$2,191,905	$20,581,458	$47,291,029

	Amortized Cost Basis by Year of Origination as of December 31, 2024 (1)
(In thousands)	2024	2023	2022	2021	2020	Prior	Total
Ba2	$—	$—	$4,795,479	$—	$—	$—	$4,795,479
Ba3	—	—	12,882,102	2,182,313	5,667,136	12,634,167	33,365,718
B1	—	—	2,359,188	—	—	924,344	3,283,532
B2	—	447,554	—	—	887,545	—	1,335,099
B3	—	667,922	299,859	—	—	341,426	1,309,207
N/A (2)	313,761	987,422	700,961	—	—	—	2,002,144
Total	$313,761	$2,102,898	$21,037,589	$2,182,313	$6,554,681	$13,899,937	$46,091,179
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Sales-type sub-leases, net (1)	$842,097	$842,776
Property and equipment used in operations, net	68,706	70,347
Right of use assets and sub-lease right of use assets	55,326	54,144
Debt financing costs	18,527	8,029
Interest receivable	15,904	7,180
Other receivables	14,749	9,166
Deferred acquisition costs	9,051	13,964
Tenant reimbursement receivables	8,015	5,066
Deferred income taxes	5,009	5,865
Prepaid expenses	2,612	4,534
Forward-starting interest rate swaps	—	7,717
Other	1,936	1,856
Total other assets	$1,041,932	$1,030,644
____________________
(1) As of September 30, 2025 and December 31, 2024, sales-type sub-leases are net of $20.4 million and $20.6 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Finance sub-lease liabilities	$862,469	$863,374
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	55,028	53,822
CECL allowance for unfunded commitments	9,684	9,482
Deferred income taxes	5,962	3,812
Other	250	250
Total other liabilities	$1,006,993	$1,004,340

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of September 30, 2025 and December 31, 2024:

($ In thousands)	September 30, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	125,720	125,720
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	22,186	22,186
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,820,693
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	495,325
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,246,671
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	752,932
3.750% Notes	February 15, 2027	3.750%	750,000	747,695
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	344,119
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,244,001
4.750% Notes	April 1, 2028	4.750%	400,000	396,683
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	711,083
4.625% Notes	December 1, 2029	4.625%	1,000,000	993,332
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	992,381
4.125% Notes	August 15, 2030	4.125%	1,000,000	992,728
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,481
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,486,407
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,713
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,018
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,718
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,774
Total Debt		4.466% (4)	$17,097,906	$16,762,660

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	March 31, 2026	CORRA + 0.85%	130,698	130,698
GBP Borrowings (2)	March 31, 2026	SONIA + 0.85%	18,148	18,148
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,800,544
2025 Maturities
4.375% Notes	May 15, 2025	4.375%	500,000	499,419
4.625% Notes	June 15, 2025	4.625%	800,000	797,059
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	491,532
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,244,469
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,588
3.750% Notes	February 15, 2027	3.750%	750,000	746,438
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,214
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,242,110
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	702,707
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	991,080
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,609
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	740,527
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,484,876
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	540,986
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,348
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,405
Total Debt		4.413% (4)	$17,098,846	$16,732,889
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three and nine months ended September 30, 2025, the commitment fee for the Revolving Credit Facility averaged 0.20%.
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
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of September 30, 2025, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.62%.
The following table is a schedule of future minimum principal payments of our debt obligations as of September 30, 2025:

(In thousands)	Future Minimum Principal Payments
2025 (remaining)	$—
2026	1,750,000
2027	1,500,000
2028	2,000,000
2029	1,897,906
2030	2,000,000
Thereafter	7,950,000
Total minimum principal payments	$17,097,906
Senior Unsecured Notes
As set forth in the above table, as of September 30, 2025, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.50 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $2.3 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $63.6 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGM Growth Properties LLC (“MGP”) on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”), and (viii) $1.3 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes are collectively referred to as the “Senior Unsecured Notes”.
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
As of September 30, 2025, we had C$175.0 million and £16.5 million outstanding on the Revolving Credit Facility in connection with the funding of a portion of our Canadian investments and our United Kingdom investments, respectively.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2025, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024. There were no derivative instruments outstanding as of September 30, 2025.

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

($ In thousands)
Notes Offering	Settlement Period	Instrument	Number of Instruments	Notional Amount	Total Net Proceeds/(Payments)
April 2025 Notes	March 2025	Forward-starting interest rate swap	12	$600,000	$192
April 2025 Notes	March 2025	U.S. Treasury Rate Lock	3	150,000	1,575
December 2024 Notes	December 2024	Forward-starting interest rate swap	7	350,000	7,173
December 2024 Notes	December 2024	U.S. Treasury Rate Lock	5	300,000	(398)
March 2024 Notes	March 2024	Forward-starting interest rate swap	7	500,000	2,543
April 2022 Notes	April 2022	Forward-starting interest rate swap	5	2,500,000	202,289
April 2022 Notes	April 2022	U.S. Treasury Rate Lock	2	500,000	4,549
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Unrealized (loss) gain recorded in other comprehensive income	$—	$(2,714)	$(5,949)	$9,768
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,389)	(6,100)	(19,120)	(18,530)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$175.0 million and £16.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and nine months ended September 30, 2025, we recognized $3.3 million in unrealized gains and $5.7 million in unrealized losses, respectively, related to such net investment hedges, and for the three and nine months ended September 30, 2024, we recognized $2.4 million in unrealized losses and $2.4 million in unrealized gains, respectively, related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 9 — Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024. As of September 30, 2025, there were no assets or liabilities measured at fair value on a recurring basis.

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
The estimated fair values of our financial instruments as of September 30, 2025 and December 31, 2024 for which fair value is only disclosed are as follows:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,640,073	$17,995,736	$18,430,320	$17,723,171
Investments in loans and securities (2)	2,432,999	2,329,042	1,651,533	1,575,856
Cash and cash equivalents	507,503	507,503	524,615	524,615
Financial liabilities:
Debt (3)
Revolving Credit Facility	$147,906	$147,906	$148,846	$148,846
MGM Grand/Mandalay Bay CMBS Debt	2,820,693	2,810,809	2,800,544	2,686,960
Senior Unsecured Notes	13,794,061	13,952,502	13,783,499	13,619,484
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2025, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Other assets (operating lease and sub-leases right-of-use assets)	$55,326	$54,144
Other liabilities (operating lease and sub-lease liabilities)	55,028	53,822
Other assets (sales-type sub-leases, net) (1)	842,097	842,776
Other liabilities (finance sub-lease liabilities)	862,469	863,374
___________________
(1) As of September 30, 2025 and December 31, 2024, sales-type sub-leases are net of $20.4 million and $20.6 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating leases
Rental expense (1)	$632	$631	$1,890	$1,705
Contractual rent	260	254	846	1,109
Operating sub-leases
Rental income and expense (2)	1,801	1,712	5,363	5,137
Contractual rent	1,704	1,699	5,033	5,064
Finance sub-leases
Rental income and expense (2)	15,968	16,003	47,908	48,026
Contractual rent	17,751	17,757	49,400	49,266
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at September 30, 2025 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2025 (remaining)	$254	$1,719	$15,829
2026	2,772	7,014	65,233
2027	1,921	7,208	65,233
2028	2,813	6,470	65,295
2029	1,921	5,743	65,854
2030	2,916	2,436	66,028
Thereafter	17,909	8,679	2,627,864
Total minimum lease commitments	$30,506	$39,269	$2,971,336
Discounting factor	9,076	5,671	2,108,867
Lease liability	$21,430	$33,598	$862,469

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	11.4 years	6.8 years	51.0 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders' Equity
Stock
Authorized
As of September 30, 2025, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended September 30, 2025 and 2024.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our transactions under the ATM Program during the nine months ended September 30, 2025 and 2024, all of which were sold subject to forward sale agreements, which we refer to as ATM forward sale agreements.

(In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Net Forward Sales Price Per Share	Aggregate Net Value
March 2025 ATM Forward Sale Agreements	7,835,973	$32.43	$254,156	$32.27	$252,840
September 2024 ATM Forward Sale Agreement	1,996,483	33.82	67,516	33.10	66,091
January 2024 ATM Forward Sale Agreement	9,662,116	31.61	305,466	31.30	302,411
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
As of September 30, 2025, we had approximately 7.8 million forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares sold under the ATM Program was $31.60 and would result in us receiving approximately $244.9 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash payment of $7.8 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us issuing approximately 240,462 shares of common stock.
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program during the nine months ended September 30, 2025 and 2024.

($ In thousands)	Settlement Date	Settlement Type	Number of Shares Settled	Total Net Proceeds Upon Settlement
2025
ATM Forward Shares	July 1, 2025	Physical	9,662,116	$295,966
ATM Forward Shares	August 11, 2025	Physical	2,439,256	$79,761
2024
ATM Forward Shares	July 1, 2024	Physical	4,000,000	$115,231
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2025	2024
Beginning Balance January 1,	1,056,366,685	1,042,702,763
Issuance of common stock upon physical settlement of forward sale agreements	12,101,372	4,000,000
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	340,637	469,718
Ending Balance September 30,	1,068,808,694	1,047,172,481

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Distributions
Dividends declared (on a per share basis) during the nine months ended September 30, 2025 and 2024 were as follows:

Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
September 4, 2025	September 18, 2025	October 9, 2025	July 1, 2025 – September 30, 2025	$0.4500

Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150
September 5, 2024	September 18, 2024	October 3, 2024	July 1, 2024 – September 30, 2024	$0.4325
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Determination of shares:
Weighted-average shares of common stock outstanding	1,067,254	1,046,627	1,059,871	1,043,922
Assumed conversion of restricted stock	779	681	613	467
Assumed settlement of forward sale agreements	337	1,031	248	508
Diluted weighted-average shares of common stock outstanding	1,068,369	1,048,338	1,060,732	1,044,897

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income attributable to common stockholders	$762,040	$732,898	$2,170,726	$2,064,216
Weighted-average shares of common stock outstanding	1,067,254	1,046,627	1,059,871	1,043,922
Basic EPS	$0.71	$0.70	$2.05	$1.98

Diluted:
Net income attributable to common stockholders	$762,040	$732,898	$2,170,726	$2,064,216
Diluted weighted-average shares of common stock outstanding	1,068,369	1,048,338	1,060,732	1,044,897
Diluted EPS	$0.71	$0.70	$2.05	$1.98
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Determination of units:
Weighted-average units outstanding	1,079,485	1,058,858	1,072,102	1,056,153
Assumed conversion of VICI restricted stock	779	681	613	467
Assumed settlement of VICI forward sale agreements	337	1,031	248	508
Diluted weighted-average units outstanding	1,080,601	1,060,570	1,072,963	1,057,129

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Basic:
Net income attributable to partners	$770,281	$741,519	$2,190,024	$2,081,840
Weighted-average units outstanding	1,079,485	1,058,858	1,072,102	1,056,153
Basic EPU	$0.71	$0.70	$2.04	$1.97

Diluted:
Net income attributable to partners	$770,281	$741,519	$2,190,024	$2,081,840
Weighted-average units outstanding	1,080,601	1,060,570	1,072,963	1,057,129
Diluted EPU	$0.71	$0.70	$2.04	$1.97
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2025, approximately 9.0 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense	$4,415	$4,601	$11,758	$12,973
The following table details the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2025
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	527	$24.37	908	$25.60
Granted	276	30.40	341	34.82
Vested	(209)	30.17	(189)	29.01
Forfeited	(126)	30.44	(184)	29.51
Canceled	—	—	—	—
Outstanding at end of period	468	$30.55	876	$32.51

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Incentive and Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	473	$27.44	766	$28.28
Granted	286	23.88	531	27.32
Vested	(175)	29.73	(244)	34.27
Forfeited	(55)	29.91	(141)	32.16
Canceled	—	—	—	—
Outstanding at end of period	529	$24.50	912	$25.52
As of September 30, 2025, there was $23.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and nine months ended September 30, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments, including inflation, interest rate changes and volatility, tariffs and trade barriers, supply chain disruptions, changes in consumer spending, consumer confidence levels, unemployment levels, governmental action (including significant layoffs or reductions in force among federal government employees or a prolonged U.S. federal government shutdown), and depressed real estate prices resulting from the severity and duration of any downturn or recession in the U.S. or global economy; our ability to successfully pursue and consummate transactions, including investments in, and acquisitions of, real estate and to obtain debt financing for such investments at attractive interest rates, or at all; risks associated with our pending and completed transactions, including our ability or failure to realize the anticipated benefits thereof; our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us; the possibility that any future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all; the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions; the anticipated benefits of certain arrangements with certain tenants in connection with our funding of “same store” capital improvements in exchange for increased rent pursuant to the terms of our agreements with such tenants, which we refer to as the Partner Property Growth Fund strategy; our decision and ability to exercise our purchase rights under our put-call agreements, call agreements, right of first refusal agreements and right of first offer agreements; our borrowers’ ability to repay their outstanding loan obligations to us; our dependence on the gaming industry; our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes; the impact of extensive regulation from gaming and other regulatory authorities; the ability of our tenants to obtain and maintain regulatory approvals in connection with the operation of our properties, or the imposition of conditions to such regulatory approvals; the possibility that our tenants may choose not to renew their respective lease agreements following the initial or subsequent terms of the leases; restrictions on our ability to sell our properties subject to the lease agreements; our tenants and any guarantors’ historical results may not be a reliable indicator of their future results; our substantial amount of indebtedness and ability to service, refinance (at attractive interest rates, or at all), and otherwise fulfill our obligations under such indebtedness; our historical financial information may not be reliable indicators of our future results of operations, financial condition and cash flows; the possibility that we identify significant environmental, tax, legal or other issues, including additional costs or liabilities, that materially and adversely impact the value of assets acquired or secured as collateral (or other benefits we expect to receive) in any of our pending and completed transactions; the impact of changes to tax laws and regulations, including U.S. federal income tax laws, state tax laws or global tax laws; the impact of changes in governmental or regulatory actions and initiatives; the possibility of adverse tax consequences as a result of our pending and completed transactions, including pursuant to tax protection agreements to which we are a party; increased volatility in our stock price, including as a result of our pending and completed transactions; our inability to maintain our qualification for taxation as a REIT; the impact of climate change, natural disasters or other severe weather events, war or conflict, political and public health conditions, uncertainty or civil unrest, violence or terrorist activities or threats on our properties, or in areas where our properties are located and changes in economic conditions or heightened travel security, and any measures instituted in response to these events; the loss of the services of key personnel; the inability to attract, retain and motivate employees; the costs and liabilities associated with environmental compliance; failure to establish and maintain an effective system of integrated internal controls; the risks related to us or our tenants not having adequate insurance to cover potential losses; the potential impact on the amount of our cash distributions if we determine to sell or divest any of our properties in the future or are unable to redeploy capital returned from investments at attractive rates, or at all; our ability to continue to make distributions to holders of our common stock or maintain anticipated levels of distributions over time, including our reliance on distributions received from our subsidiaries, including VICI OP, to make such distributions to our stockholders; competition for transaction opportunities, including from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors that may have greater resources and access to capital and a lower cost of capital or different investment parameters than us; and additional factors discussed herein and listed from time to time as “Risk Factors” in our filings with the SEC, including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of September 30, 2025, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 40.0 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, Kalahari Resorts and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that we have originated for strategic reasons, primarily in connection with transactions that either do or may provide the potential to convert our investment into the ownership of certain of the underlying real estate in the future. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2025.
Impact of Material Trends on Our Business
Macroeconomic volatility has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of interest rate changes and volatility, inflation, increased cost of capital, threat of recession, and geopolitical uncertainty. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, increased supply and competition for gaming and other experiential activities, potential supply chain issues and increased operational expenses (including the impact of tariffs and trade barriers), such as with respect to material, labor or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators) or other obligations under our lease agreements. The full extent to which these trends adversely affect our tenants and/or ultimately impact us depends on future developments that cannot be predicted with confidence, including our tenants’ financial performance, the direct and indirect effects of such trends (including among other things, interest rate changes and volatility, inflation, tariffs and trade barriers, economic recessions, consumer confidence levels and general conditions in the equity and credit markets) and the impact of any future measures taken in response to such trends by our tenants.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2025
Leasing Activity
•Northfield Park Severance Lease. Subsequent to quarter-end, on October 16, 2025, we announced that, in connection with MGM’s agreement to sell the operations of Northfield Park, located in Northfield, Ohio, to an affiliate of funds managed by Clairvest, we agreed to enter into (i) the Northfield Park Lease, a new triple-net lease agreement with an affiliate of Clairvest with respect to the real property of Northfield Park, and (ii) an amendment to the MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease will have an initial annual base rent of $53.0 million ($54.0 million if the transaction closes on or after May 1, 2026 to reflect the 2.0% annual escalation provided under the MGM Master Lease). Upon closing, the Northfield Park Lease will begin a new 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease will be guaranteed by an affiliate of funds managed by Clairvest that will own the operations of Northfield Park. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the first half of 2026.

Real Estate Debt Investment Activity
•One Beverly Hills Mezzanine Loan. On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. On June 23, 2025, we purchased an additional $150.0 million interest in the existing mezzanine loan. One Beverly Hills is being developed by Cain and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and include a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in 2028.
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Our investments were each funded with a combination of cash on hand and a draw under the Revolving Credit Facility.
•North Fork Casino Loan. On April 4, 2025, we provided a commitment of up to $510.0 million of the $725.0 million Term Loan Arrangement to the North Fork Rancheria Economic Development Authority, a wholly owned entity of the North Fork Rancheria of Mono Indians of California. Proceeds from the Term Loan Arrangement will be used to develop North Fork located near Madera, California, which will be developed and managed by affiliates of Red Rock Resorts. The Term Loan Arrangement consists of a $340.0 million Term Loan A, of which we have committed up to $125.0 million, and a $385.0 million Term Loan B, of which we have committed up to the full $385.0 million, for a total commitment of $510.0 million. The Term Loan A has an initial term of five years and the Term Loan B has an initial term of six years. The project is expected to be funded in accordance with a construction draw schedule and is expected to be completed in the second half of 2026.
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the nine months ended September 30, 2025:

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
•At-The-Market Offering Program. During the nine months ended September 30, 2025, we sold an aggregate of 7,835,973 shares under the ATM Program, all of which were subject to ATM forward sale agreements, for estimated aggregate total proceeds of $252.8 million based on the weighted average initial forward sale price of $32.27 per share. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM forward sale agreements, which were sold to the underwriters by the forward purchasers or their respective affiliates. On July 1, 2025 and August 11, 2025, we physically settled 9,662,116 and 2,439,256 forward shares, respectively, under the ATM Program in exchange for total net settlement proceeds of approximately $296.0 million and $79.8 million, respectively.
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
•Forward-Starting Interest Rate Swaps. During the nine months ended September 30, 2025, we entered into eight forward-starting interest rate swap agreements for an aggregate notional amount of $400.0 million and three U.S. Treasury Rate Lock agreements for an aggregate a notional amount of $150.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in May 2025 and June 2025, which April 2025 Notes were issued on April 7, 2025. On March 28, 2025, we settled twelve outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $600.0 million and the three U.S. Treasury Rate Lock agreements with an aggregate notional amount of $150.0 million, resulting in net proceeds of $1.8 million. Since the forward-starting swaps are hedging the interest rate risk on the April 2025 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Revenues
Income from sales-type leases	$531,765	$518,691	$13,074	$1,590,717	$1,543,752	$46,965
Income from lease financing receivables, loans and securities	447,986	419,115	28,871	1,314,726	1,242,151	72,575
Other income	19,547	19,315	232	58,596	57,950	646
Golf revenues	8,190	7,548	642	28,987	29,300	(313)
Total revenues	1,007,488	964,669	42,819	2,993,026	2,873,153	119,873

Operating expenses
General and administrative	16,344	16,458	(114)	45,765	48,418	(2,653)
Depreciation	937	1,008	(71)	2,674	3,133	(459)
Other expenses	19,547	19,315	232	58,596	57,950	646
Golf expenses	6,765	6,824	(59)	19,736	20,148	(412)
Change in allowance for credit losses	(20,153)	(31,626)	11,473	24,803	32,292	(7,489)
Transaction and acquisition expenses	9	1,164	(1,155)	7,488	1,728	5,760
Total operating expenses	23,449	13,143	10,306	159,062	163,669	(4,607)

Interest expense	(210,333)	(207,317)	(3,016)	(633,381)	(617,976)	(15,405)
Interest income	3,881	2,797	1,084	9,871	12,016	(2,145)
Other (losses) gains	(82)	(64)	(18)	792	770	22
Income before income taxes	777,505	746,942	30,563	2,211,246	2,104,294	106,952
Provision for income taxes	(3,885)	(2,461)	(1,424)	(6,993)	(7,257)	264
Net income	773,620	744,481	29,139	2,204,253	2,097,037	107,216
Less: Net income attributable to non-controlling interests	(11,580)	(11,583)	3	(33,527)	(32,821)	(706)
Net income attributable to common stockholders	$762,040	$732,898	$29,142	$2,170,726	$2,064,216	$106,510

Revenue
For the three and nine months ended September 30, 2025 and 2024, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Leasing revenue	$918,775	$901,559	$17,216	$2,747,275	$2,689,029	$58,246
Income from loans and securities	60,976	36,247	24,729	158,168	96,874	61,294
Other income	19,547	19,315	232	58,596	57,950	646
Golf revenues	8,190	7,548	642	28,987	29,300	(313)
Total revenues	$1,007,488	$964,669	$42,819	$2,993,026	$2,873,153	$119,873
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Income from sales-type leases	$531,765	$518,691	$13,074	$1,590,717	$1,543,752	$46,965
Income from lease financing receivables (1)	387,010	382,868	4,142	1,156,558	1,145,277	11,281
Total leasing revenue	918,775	901,559	17,216	2,747,275	2,689,029	58,246
Non-cash adjustment (2)	(131,247)	(135,944)	4,697	(393,370)	(402,989)	9,619
Total contractual leasing revenue	$787,528	$765,615	$21,913	$2,353,905	$2,286,040	$67,865
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $17.2 million and $58.2 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. Total contractual leasing revenue increased $21.9 million and $67.9 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. The increases were primarily driven by the incremental rent increases from our agreement through our Partner Property Growth Fund strategy to fund capital investments into the Venetian Resort for several reinvestment projects (the “Venetian Capital Investment”) (which occurred in July 2024, October 2024 and January 2025), as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans and Securities
Income from loans and securities increased $24.7 million and $61.3 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments.

Operating Expenses
For the three and nine months ended September 30, 2025 and 2024, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
General and administrative	$16,344	$16,458	$(114)	$45,765	$48,418	$(2,653)
Depreciation	937	1,008	(71)	2,674	3,133	(459)
Other expenses	19,547	19,315	232	58,596	57,950	646
Golf expenses	6,765	6,824	(59)	19,736	20,148	(412)
Change in allowance for credit losses	(20,153)	(31,626)	11,473	24,803	32,292	(7,489)
Transaction and acquisition expenses	9	1,164	(1,155)	7,488	1,728	5,760
Total operating expenses	$23,449	$13,143	$10,306	$159,062	$163,669	$(4,607)
General and Administrative Expenses
General and administrative expenses decreased $0.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. The decrease was primarily driven by a decrease in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $11.5 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of negative changes in the macroeconomic forecast during the period partially offset by changes to the reasonable and supportable period, or R&S Period, probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) due to market performance. Refer to Note 5 - Allowance for Credit Losses for further details.
Change in allowance for credit losses decreased $7.5 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by a decrease in the volatility of the equity market performance of our tenants partially offset by negative changes in the macroeconomic forecast during the period.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $1.2 million and increased $5.8 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.

Non-Operating Income and Expenses
For the three and nine months ended September 30, 2025 and 2024, our non-operating income and expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Variance	2025	2024	Variance
Interest expense	$(210,333)	$(207,317)	$(3,016)	$(633,381)	$(617,976)	$(15,405)
Interest income	3,881	2,797	1,084	9,871	12,016	(2,145)
Other (losses) gains	(82)	(64)	(18)	792	770	22
Interest Expense
Interest expense increased $3.0 million and $15.4 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. The increase during the three and nine months ended September 30, 2025 was primarily related to the increase in debt from the $175.0 million, £5.5 million and £2.0 million draws on the Revolving Credit Facility to partially finance the One Beverly Hills mezzanine loan investment in February 2025 and the upsizes of the Cabot Highlands loan in June 2024 and September 2025, respectively, partially offset by principal repayments under the Revolving Credit Facility of C$27.0 million in 2024 and C$13.0 million and $175.0 million in the nine months ended September 30, 2025.
Additionally, the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, increased to 4.45% from 4.34% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and increased to 4.47% from 4.34% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of a higher effective interest rate on the March 2024 Notes, the December 2024 Notes and the April 2025 Notes as compared to the debt that was refinanced by such notes.
Interest Income
Interest income, representing interest earned on our excess cash, increased $1.1 million and decreased $2.1 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, respectively. The changes were primarily driven by fluctuations in our cash on hand throughout the current periods as compared to the prior periods.

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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2025	2024	2025	2024
Net income attributable to common stockholders	$762,040	$732,898	$2,170,726	$2,064,216
Real estate depreciation	—	—	—	—
FFO attributable to common stockholders	762,040	732,898	2,170,726	2,064,216
Non-cash leasing and financing adjustments	(131,171)	(135,890)	(393,240)	(402,839)
Non-cash change in allowance for credit losses	(20,153)	(31,626)	24,803	32,292
Non-cash stock-based compensation	4,415	4,601	11,758	12,973
Transaction and acquisition expenses	9	1,164	7,488	1,728
Amortization of debt issuance costs and original issue discount	17,395	18,747	54,909	52,900
Other depreciation	806	883	2,284	2,564
Capital expenditures	(189)	(878)	(939)	(1,943)
Other losses (gains) (1)	82	64	(792)	(770)
Deferred income tax provision	2,776	1,945	2,848	4,233
Non-cash adjustments attributable to non-controlling interests	1,559	1,950	3,884	4,100
AFFO attributable to common stockholders	637,569	593,858	1,883,729	1,769,454
Interest expense, net	189,057	185,773	568,601	553,060
Current income tax expense	1,109	516	4,145	3,024
Adjustments attributable to non-controlling interests	(2,153)	(2,152)	(6,518)	(6,420)
Adjusted EBITDA attributable to common stockholders	$825,582	$777,995	$2,449,957	$2,319,118

Net income per common share
Basic	$0.71	$0.70	$2.05	$1.98
Diluted	$0.71	$0.70	$2.05	$1.98
FFO per common share
Basic	$0.71	$0.70	$2.05	$1.98
Diluted	$0.71	$0.70	$2.05	$1.98
AFFO per common share
Basic	$0.60	$0.57	$1.78	$1.70
Diluted	$0.60	$0.57	$1.78	$1.69
Weighted average number of shares of common stock outstanding
Basic	1,067,253,644	1,046,626,838	1,059,870,808	1,043,921,660
Diluted	1,068,369,218	1,048,338,348	1,060,732,039	1,044,897,468
____________________
(1)Represents non-cash foreign currency remeasurement adjustment and gain on sale of certain land parcels.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2025, our available cash and cash-equivalents balance, short-term investments, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	September 30, 2025
Cash and cash equivalents	$507,503
Capacity under Revolving Credit Facility (1)	2,352,094
Net proceeds available from settlement of Forward Sale Agreements (2)	244,886
Total	$3,104,483
____________________
(1)In addition, the Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 7,750,000 shares remaining to be settled as of September 30, 2025 under our ATM forward sale agreements at a forward sales price of $31.60, calculated as of September 30, 2025.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2025, we had $17.1 billion of debt obligations outstanding, of which $500.0 million matures on September 1, 2026. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans and Partner Property Growth Fund strategy and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of September 30, 2025. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2025 (remaining)	2026	2027	2028	2029 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,750,000	$1,500,000	$2,000,000	$8,700,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	147,906	—	—	—	—	147,906
Scheduled interest payments (1)	5,503,498	189,094	796,056	684,806	602,496	3,231,046
Total debt contractual obligations	22,601,404	189,094	2,546,056	2,184,806	2,602,496	15,078,952

Leases and contracts (2)
Future funding commitments – loan investments (3)	730,553	86,845	610,938	22,191	3,526	7,053
Golf course operating lease and contractual commitments	38,396	540	2,197	2,241	2,286	31,132
Corporate office leases	15,356	—	1,742	871	1,742	11,001
Total leases and contractual obligations	784,305	87,385	614,877	25,303	7,554	49,186

Total contractual commitments	$23,385,709	$276,479	$3,160,933	$2,210,109	$2,610,050	$15,128,138
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable SOFR, CORRA and SONIA rates as of September 30, 2025.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of September 30, 2025, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw our future funds, prior to November 1, 2026. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects.

Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,818,047	$1,737,401	$80,646
Used in investing activities	(765,460)	(662,606)	(102,854)
Used in financing activities	(1,070,208)	(1,242,227)	172,019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	509	525	(16)
Net decrease in cash, cash equivalents and restricted cash	(17,112)	(166,907)	149,795
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574	2,041
Cash, cash equivalents and restricted cash, end of period	$507,503	$355,667	$151,836
Cash Flows from Operating Activities
Net cash provided by operating activities increased $80.6 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The increase was primarily driven by the annual rent escalators on certain of our lease agreements and the incremental rent increases from the Venetian Capital Investment (which occurred in July 2024, October 2024 and January 2025), as well as the incremental interest income associated with additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities increased $102.9 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $786.4 million; and
•Proceeds from the partial repayment of the Cabot Saint Lucia and Homefield loans and the Hard Rock Ottawa Notes and deferred fees in the amount of $20.3 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities decreased $172.0 million for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, the primary sources and uses of cash in financing activities included:
•Net proceeds from the issuance of the April 2025 Notes in the amount of $1,284.4 million;
•Redemption of the outstanding (i) $799.4 million in aggregate principal amount of the 4.625% Exchange Notes due 2025, (ii) $500.0 million in aggregate principal amount of the 4.375% April 2022 Notes due 2025, and (iii) $0.6 million in aggregate principal amount of the 4.625% MGP OP Notes due 2025;

•Dividend payments of $1,372.7 million;
•Net proceeds of $375.4 million from the physical settlement of 12,101,372 forward shares under our ATM Program;
•Draws of $426.0 million and repayments of $432.7 million on our Revolving Credit Facility;
•Distributions of $24.0 million to non-controlling interests;
•Payments of debt issuance costs of $19.4 million; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.
During the nine months ended September 30, 2024, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of September 30, 2025, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and protective covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2025, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2025 and 2024 were as follows:

Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
September 4, 2025	September 18, 2025	October 9, 2025	July 1, 2025 - September 30, 2025	$0.4500

Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150
September 5, 2024	September 18, 2024	October 3, 2024	July 1, 2024 - September 30, 2024	$0.4325

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical policies and estimates for the nine months ended September 30, 2025.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of September 30, 2025, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.1% has fixed rate interest and 0.9% has a variable interest rate, representing the US$147.9 million outstanding balance under the Revolving Credit Facility (including amounts denominated in CAD and GBP and based on the applicable exchange rate as of September 30, 2025). As of September 30, 2025, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.5 million using the applicable exchange rate as of September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the nine months ended September 30, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended September 30, 2025, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2025 through July 31, 2025	—	$—	—	—
August 1, 2025 through August 31, 2025	—	—	—	—
September 1, 2025 through September 30, 2025 (1)	267	33.60	—	—
Total	267	$33.60	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended September 30, 2025, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 30, 2025
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 30, 2025
David A. Kieske	(Principal Financial Officer)

/s/ GABRIEL F. WASSERMAN	Chief Accounting Officer	October 30, 2025
Gabriel F. Wasserman	(Principal Accounting Officer)