Form 10-K
period 2025-12-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2026-02-25
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
535 Madison Avenue, New York, New York 10022
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
As of June 30, 2025 (the last business day of VICI Properties Inc.’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of VICI Properties Inc. was approximately $34.4 billion, based on the closing price of the common stock as reported on the NYSE on that date. VICI Properties L.P. had no publicly traded voting equity as of June 30, 2025.
As of February 24, 2026, VICI Properties Inc. had 1,068,737,299 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the VICI Properties Inc.’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the calendar year to which this report relates, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of December 31, 2025, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turn owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of December 31, 2025.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of December 31, 2025, the primary areas of difference between the Consolidated Financial Statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests, and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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
•Financial difficulties experienced by any of our tenants, borrowers or guarantors, including their potential bankruptcy or insolvency, could result in defaults under, or requests to modify or terminate, their lease agreements, related guarantees or loan agreements, or otherwise have a material adverse effect on our business.
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
•Our lending activities carry distinct risks compared to our acquisition and leasing of real estate, including with respect to development and construction loans for non-stabilized properties, which carry additional risks, including cost overruns, completion delays, operational underperformance, and other issues that could have a material adverse effect on us.
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
•We are subject to additional risks from our investments located outside the United States or on tribal land.
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
•Terrorist attacks or other acts of violence may affect our properties or our tenants’ businesses and operations at such properties.
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
•Uncertainty in the macroeconomic environment, including heightened interest rates and uncertainty regarding future interest rates, have and may continue to negatively affect us.
•Disruption in the equity and debt capital markets may adversely affect our ability to access external funding for our growth and ongoing debt service requirements and adverse changes in our credit ratings may affect our borrowing terms and capacity.
•A breach or default of covenants in our debt agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
•We have engaged and may engage in hedging or other derivative transactions that may limit gains or result in losses.
Risks Related to Our Status as a REIT
•We may incur adverse tax consequences if we have failed or fail to qualify as a REIT for U.S. federal income tax purposes.
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
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple net leases. As of December 31, 2025, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”), three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of December 31, 2025, our properties are 100% leased with a weighted average lease term, including extension options, of approximately 39.6 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, Kalahari Resorts and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments which were originated for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment policies and objectives, and (iii) the ability to make investments in experiential asset classes outside of gaming with a goal of increasing our investment activity in these asset classes over time. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”), which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
Our Investment Highlights and Portfolio Characteristics
•Demonstrated track record of growth. We have announced approximately $39.1 billion of domestic and international investments across gaming and other experiential assets since our formation in October 2017.
•Significant scale and stable cash flows. We are one of the largest triple net lease REITs with over $4.0 billion in revenues in 2025 and 100% rent collection since formation (including through COVID).
•Mission critical complex real estate. The significant complexity and high replacement cost of our assets, combined with the gaming regulatory environment in which certain properties operate, create high barriers to entry that contribute to our current 100% occupancy rate.
•Non-commodity experiential real estate. Our triple-net lease model for non-commodity experiential assets allows for operators to unlock their real estate value while providing us with sustained and sustainable rental growth.
•Contractual escalation with inflation protection. As of December 31, 2025, 42% of our full-year 2025 rent and 90% of our rent over the long-term feature CPI-linked escalation (subject to applicable caps).
•Tenant transparency. As of December 31, 2025, 79% of our rent is derived from SEC reporting operators providing transparency into tenant performance and credit quality.
•Investment-grade balance sheet. We have investment-grade ratings from all three major credit rating agencies, which broadens our access across capital markets and supports a stronger cost of capital.
•S&P 500 constituent. We were added to the S&P 500 Index in June 2022, representing the shortest time from IPO to S&P 500 Index inclusion for any REIT.

Our Framework for Exploring Experiential Real Estate Sectors
We seek to investigate, validate and potentially invest in sectors that feature these fundamental characteristics:
•Low cyclicality: Sectors that demonstrate relatively lower cyclicality than other consumer discretionary sectors, with a balance between drive-to and fly-to destinations, enabling customer activation during economic downturns.
•Compelling place-based experiences: Sectors that offer experiences that generate in-person demand and destination-based consumer loyalty.
•Experiential durability and longevity: Sectors with innovative operators who generate enduring and diverse experiences appealing to multiple demographics.
•Favorable supply / demand balance: Sectors for which supply growth is difficult and/or costly to achieve, whether due to regulatory considerations, initial entry costs or other barriers to entry.
•Economic dynamism: Sectors with operators that demonstrate a “cash-register-rich” experiential operating model driving multiple revenue streams and a strong mix of demand generators.
Our Properties and Lease Agreements
Our experiential portfolio features world-renowned assets on the Las Vegas Strip and market-leading urban, destination and regional properties with significant scale. Our properties are leased to leading operators that seek to drive loyalty and value with guests through superior services, experiences and products and continuous innovation.
We derive a substantial majority of our revenues from rental revenue from the lease agreements for our properties, each of which are “triple-net” leases, pursuant to which the tenant bears responsibility for all property costs and expenses associated with ongoing maintenance and operation, including utilities, property tax and insurance. Our lease agreements are generally long term in nature with initial terms ranging from 15 to 32 years and are generally structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. All of our lease agreements provide for annual base rent escalations, which may be fixed or variable over the life of the lease. Among our leases, 15 of 17 are subject to a CPI-linked escalation for some period over the life of the lease (subject to applicable caps). The rent escalation provisions range from providing for a flat annual increase of 1% to 2% to an annual increase of 1% in the earlier years and the greater of 2% or CPI in the later years, which may be subject to a maximum CPI-based cap with respect to each annual rent increase. For an overview of the provisions of certain of our lease agreements, including the related capital expenditure requirements, refer to Note 4 - Real Estate Portfolio.
The following tables summarize our lease agreements between us and our respective tenants and guarantors, including pending transactions (each, as may be amended from time to time, and each individually, as defined in the column titled “Lease Agreement”), and the properties under each our respective lease agreements, as of the date of this Annual Report.

Lease Agreement (1)	Property	Location	Tenant/Guarantor (2)	Initial Expiration (3)
Gaming Portfolio
Caesars Joliet Lease			Caesars	July 31, 2035
	Harrah’s Joliet (4)	Joliet, IL
Caesars Las Vegas Master Lease			Caesars	July 31, 2035
	Caesars Palace Las Vegas	Las Vegas, NV
	Harrah’s Las Vegas	Las Vegas, NV
Caesars Regional Master Lease			Caesars	July 31, 2035
	Caesars Atlantic City	Atlantic City, NJ
	Caesars New Orleans (5)	New Orleans, LA
	Caesars Republic Lake Tahoe (5)	Stateline, NV
	Harrah’s Atlantic City	Atlantic City, NJ
	Harrah’s Council Bluffs	Council Bluffs, IA
	Harrah’s Gulf Coast (5)	Biloxi, MS
	Harrah’s Lake Tahoe	Stateline, NV
	Harrah’s Laughlin	Laughlin, NV
	Harrah’s Metropolis (5)	Metropolis, IL
	Harrah’s North Kansas City (5)	North Kansas City, MO

Harrah’s Philadelphia	Chester, PA
Horseshoe Bossier City (5)	Bossier City, LA
Horseshoe Council Bluffs	Council Bluffs, IA
Horseshoe Hammond (5)	Hammond, IN
Horseshoe Tunica	Robinsonville, MS
Century Master Lease		Century Casinos, Inc.	September 30, 2038
Century Casino & Hotel Edmonton	Edmonton, AB
Century Casino Cape Girardeau	Cape Girardeau, MO
Century Casino Caruthersville	Caruthersville, MO
Century Casino St. Albert	Edmonton, AB
Century Downs Racetrack and Casino	Calgary, AB
Century Mile Racetrack (5)	Edmonton, AB
Mountaineer Casino Resort & Racetrack	New Cumberland, WV
Rocky Gap Casino Resort (5)	Flintstone, MD
CNE Gold Strike Lease		Cherokee Nation Businesses, L.L.C. (“CNB”) (6)	April 30, 2048
Gold Strike Tunica	Robinsonville, MS
EBCI Southern Indiana Lease		Eastern Band of Cherokee Indians (“EBCI”)	August 31, 2036
Caesars Southern Indiana	Elizabeth, IN
Foundation Master Lease		Foundation Gaming & Entertainment, LLC	December 31, 2037
Fitz	Robinsonville, MS
WaterView	Vicksburg, MS
Hard Rock Cincinnati Lease		Seminole Hard Rock International (“Hard Rock”)	December 31, 2047
Hard Rock Cincinnati	Cincinnati, OH
Hard Rock Mirage Lease		Hard Rock	December 31, 2047
The Mirage	Las Vegas, NV
JACK Master Lease		JACK Ohio LLC	January 31, 2040
JACK Cleveland	Cleveland, OH
JACK Thistledown Racino	North Randall, OH
MGM Master Lease		MGM	April 30, 2047
Beau Rivage (5)	Biloxi, MS
Borgata (5)	Atlantic City, NJ
Empire City	Yonkers, NY
Excalibur	Las Vegas, NV
Luxor	Las Vegas, NV
MGM Grand Detroit	Detroit, MI
MGM National Harbor (5)	Prince George’s County, MD
MGM Northfield Park (7)	Northfield, OH
MGM Springfield	Springfield, MA
New York - New York/The Park	Las Vegas, NV
Park MGM	Las Vegas, NV
MGM Grand/Mandalay Bay Lease		MGM	February 28, 2050
Mandalay Bay	Las Vegas, NV
MGM Grand	Las Vegas, NV
PENN Master Lease (8)		PENN Entertainment, Inc. (“PENN”)	May 23, 2034
Hollywood Casino at Greektown	Detroit, MI
Margaritaville Resort Casino (5)	Bossier City, LA

PURE Master Lease		Indigenous Gaming Partners Inc. (“IGP”) (9)	January 31, 2048
PURE Casino Calgary	Calgary, AB
PURE Casino Edmonton	Edmonton, AB
PURE Casino Lethbridge	Lethbridge, AB
PURE Casino Yellowhead	Edmonton, AB
Venetian Lease		Funds managed by Apollo Global Management, Inc.	February 29, 2052
Venetian Resort	Las Vegas, NV
Total Gaming Portfolio	54

Other Experiential Portfolio
Lucky Strike Master Lease		Lucky Strike Entertainment Corporation	October 18, 2048
Bowling Entertainment Centers	Various U.S. Cities (38)
Chelsea Piers Lease		Chelsea Piers	December 31, 2055 (10)
Chelsea Piers (5)	New York, NY
Total Other Experiential Portfolio	39

Total	93

Pending Acquisitions
Golden Master Lease (11)		Golden Tenant/Guarantor (11)	30 years (12)
Aquarius Casino Resort	Laughlin, NV
Arizona Charlie’s Boulder	Las Vegas, NV
Arizona Charlie’s Decatur	Las Vegas, NV
Edgewater Casino Resort	Laughlin, NV
Lakeside RV Park & Casino	Pahrump, NV
Pahrump Nugget Hotel & Casino	Pahrump, NV
STRAT Hotel	Las Vegas, NV
Total	7
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
(6) CNB is the parent entity of CNE Holdings, LLC also known as Cherokee Nation Entertainment.
(7) Upon closing of MGM’s pending sale of the operations of MGM Northfield Park to an affiliate of funds managed by Clairvest Group Inc. (“Clairvest”), we have agreed to enter into a new triple-net lease agreement with an affiliate of Clairvest with respect to the real property of Northfield Park. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the first half of 2026.
(8) On December 4, 2025, we combined the existing individual leases with respect to the Hollywood Casino at Greektown and Margaritaville Resort Casino into one master lease with PENN.
(9) IGP is a gaming partnership established by five institutional Nova Scotia-based First Nations (Glooscap First Nation, Millbrook First Nation, Annapolis Valley First Nation, We’koqma’q L’nue’kati, and Paqtnkek Mi’kmaw Nation) to acquire gaming assets in North America.
(10) Subject to a mandatory 10-year tenant extension to the extent all conditions under the applicable ground lease are met.
(11) On November 6, 2025, we announced that we entered into an agreement to acquire 100% of the land, real property and improvements of seven casino properties (the “Golden Portfolio”) from Golden Entertainment, Inc. (“Golden”) and to enter into the Golden Master Lease with a newly formed entity that will be owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden, which entity will acquire the operating business of Golden in connection with the closing of the transaction (“Golden OpCo”). The obligations of the tenant under the Golden Master Lease will be guaranteed by a holding company that is owned and controlled by Mr. Sartini and owns all of the gaming and operating assets of Golden. The transaction is subject to the approval of the Golden stockholders, as well as customary closing conditions and regulatory approvals. See Item 1A "Risk Factors - Risks Related to Our Business and Operations".
(12) Represents the initial term, assuming the four five-year tenant renewal options are not exercised.

Our Real Estate Debt Investments
The following is a summary of our investments in real estate debt as of December 31, 2025:

($ In thousands)
Investment Type	Principal Balance	Future Funding Commitments (1)	Weighted Average Interest Rate (2)	Weighted Average Term (3)
Senior Secured Notes	$83,406	$—	11.0%	5.2 years
Senior Secured Loans	1,084,478	399,942	8.3%	4.4 years
Mezzanine Loans and Preferred Equity	1,412,203	223,553	9.6%	2.5 years
Total	$2,580,087	$623,495	9.1%	3.4 years
____________________
(1) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(2) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2025.
(3) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
Our Embedded Growth Pipeline
We have entered into several put-call, call right, right of first refusal (“ROFR”) and right of first offer (“ROFO”) agreements, as well as other strategic arrangements, which we believe provide opportunities for embedded growth as we pursue our future strategic objectives. Each of the transactions contemplated by the following agreements remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions.
Put-Call Agreements
•Caesars Forum Put-Call. We have a put-call agreement with Caesars with respect to the Caesars Forum Convention Center, which provides for a call right in our favor, which, if exercised, would result in the sale by Caesars to us and simultaneous leaseback by us to Caesars of the Caesars Forum Convention Center, exercisable by us from September 18, 2025 until December 31, 2028. The put right in favor of Caesars, which was exercisable between January 1, 2024 and December 31, 2024, was not exercised by Caesars and terminated as of December 31, 2024.
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
•Canyon Ranch Lenox and Canyon Ranch Tucson Call Right. We entered into a call right agreement with Canyon Ranch pursuant to which we will have the right to acquire the real estate assets of each of Canyon Ranch Tucson in Tucson, Arizona and Canyon Ranch Lenox in Lenox, Massachusetts, at pre-negotiated terms in a sale-leaseback transaction, subject to certain conditions. If the call right(s) are exercised, Canyon Ranch would continue to operate the applicable wellness resort(s) subject to a long-term triple-net master lease with VICI.
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
Right of First Refusal and Right of First Offer Agreements
•Las Vegas Strip Assets ROFR. We have a ROFR agreement with Caesars (the “Las Vegas Strip ROFR Agreement”), pursuant to which we have the first right, with respect to the first two Las Vegas Strip assets described below that Caesars proposes to sell, whether pursuant to a sale leaseback or a sale of the real estate and operations (a “WholeCo sale”), to a third party, to acquire any such asset (it being understood that we will have the opportunity to find an operating company should Caesars elect to pursue a WholeCo sale). The Las Vegas Strip assets subject to the Las Vegas Strip ROFR Agreement are the land and real estate assets associated (i) with respect to the first such asset subject to the Las Vegas Strip ROFR Agreement, the Flamingo Las Vegas, Paris Las Vegas, Planet Hollywood and Bally’s Las Vegas gaming facilities, and (ii) with respect to the second such asset subject to the Las Vegas Strip ROFR Agreement, the foregoing assets still unsold plus The LINQ gaming facility. If we enter into a sale leaseback transaction with Caesars with respect to any of these facilities, the leaseback may be implemented through the addition of such properties to the Caesars Las Vegas Master Lease.
•Horseshoe Baltimore ROFR. We have a ROFR agreement with Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the land and real estate assets associated with the Horseshoe Baltimore gaming facility.
•Caesars Virginia ROFR. We have a ROFR agreement with EBCI and Caesars pursuant to which we have the first right to enter into a sale leaseback transaction with respect to the real property associated with the recently developed casino resort in Danville, Virginia.
•Canyon Ranch ROFO. We have a ROFO agreement with Canyon Ranch with respect to future financing opportunities for Canyon Ranch and certain of its affiliates for the funding of certain facilities (including Canyon Ranch Austin, Canyon Ranch Tucson and Canyon Ranch Lenox, and any other fee owned Canyon Ranch branded wellness resort), until the date that is the earlier of five years from commencement of the Canyon Ranch Austin lease (to the extent applicable) and the date that neither VICI nor any of its affiliates are landlord under such lease, subject to certain specified terms, conditions and exceptions. Additionally, we have entered into a right of first financing agreement with Canyon Ranch pursuant to which we will have the first right, but not the obligation, to serve as the real estate capital financing partner for Canyon Ranch with respect to the acquisition, build-out and/or redevelopment of future greenfield and build-to-suit wellness resorts.
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

Our Golf Courses
We own four championship golf courses located near certain of our properties, Serket (formerly Rio Secco) in Henderson, Nevada, Cascata in Boulder City, Nevada, Chariot Run in Laconia, Indiana and Grand Bear in Saucier, Mississippi (the “Golf Courses”). In addition, Serket and Cascata are in close proximity to the Las Vegas Strip. All four golf courses are operated by a third-party golf resort operator, Cabot-Managed Properties, an affiliate of Cabot, pursuant to a golf course management agreement. We have a golf course use agreement (the “Golf Course Use Agreement”) with Caesars which provides them with preferred access and tee times for their guests at our golf courses. As of December 31, 2025, contractual minimum fees under the Golf Course Use Agreement and certain other golf course related agreements with Caesars were $17.6 million per year.
Our Relationship with Caesars and MGM
Caesars and MGM, our two largest tenants representing 39% and 35%, respectively, of our annualized rent as of December 31, 2025, are leading owners and operators of gaming, entertainment and leisure properties. Caesars and MGM maintain a diverse brand portfolio with a wide range of options that appeal to a variety of gaming, sports betting, travel and entertainment consumers.
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

Competition
We compete for real property investments with other REITs, gaming companies, investment companies, private equity firms, hedge funds, sovereign funds, lenders and other private investors. In addition, we are ultimately dependent on the ability of our tenant operators to maintain competitiveness with other gaming operators in their respective markets and fulfill their rent obligations. Although the nature and degree varies by market, the operators of our properties compete on a local, regional, national and international basis for customers. The gaming industry is characterized by a high degree of competition among a large number of participants, including traditional brick-and-mortar casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet gaming, sports betting and other forms of gaming and betting in the United States, including emerging platforms such as prediction markets. Although many gaming properties are characterized by a broad range of consumer offerings, including entertainment venues, convention centers, food and beverage, retail and other experiential offerings, the gaming industry also competes for consumer engagement with an increasing variety of gaming-related and other alternatives, including experiential destinations, online entertainment, and digital alternatives, that may impact the underlying economics and viability of the traditional gaming model. Certain emerging platforms, such as prediction markets, currently operate under federal rather than state regulation, potentially allowing them to offer gaming-related products in states where traditional gaming is prohibited and without being subject to state gaming licensing requirements, taxation, and consumer protection obligations that apply to traditional gaming operators. This regulatory disparity may create competitive advantages for such platforms relative to our tenants. Further, the existing regulatory environment and licensure status of traditional gaming operators may limit their ability to adapt their businesses and compete effectively with emerging platforms operating under different regulatory structures.
As a landlord, we compete in the real estate market with numerous developers, owners and acquirors of properties. Some of our competitors may be significantly larger, have greater financial resources and lower costs of capital than we have, have greater economies of scale and have greater name recognition than we do. Increased competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and demographic and cultural trends.
Human Capital Management
As of December 31, 2025, we employed 28 employees, all of which are full-time. All of our employees are employed at VICI LP in support of our primary business as a triple-net lease REIT and are primarily located at our corporate headquarters in New York, New York.
•Corporate Culture and Engagement. We are committed to creating and sustaining a positive work environment and corporate culture that fosters trust, cooperation and inclusion, including through the instillation of our core values, which we refer to as the VICI Values, competitive compensation and benefit programs, training and professional development opportunities, corporate giving and community service events and employee involvement in company initiatives. To assist in fulfilling that commitment, we measure our organizational culture, employee engagement and employee satisfaction through, among other things, an annual, independent third-party employee satisfaction survey and periodic pulse surveys, all of which provide management with insights regarding key issues and priorities to maintain and improve our employee programs and initiatives and the health, well-being and satisfaction of our employees.
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
•Demographics. As of December 31, 2025, 43% of our directors (and 50% of our independent directors), 46% of our employees and 25% of our executive officers were female. Additionally, 50% of the leadership of our Board of Directors were female as of December 31, 2025. Further, 14% of our directors and 25% of our employees identified as members of an ethnic and/or racial minority group.
•Compensation and Benefits. We offer a comprehensive employee benefits package, including a 401(k) plan, medical, dental and vision insurance, disability insurance, life insurance, paid maternity/paternity leave for birth and foster/adoption placements and other parenthood pursuit benefits, compassionate and bereavement leave, a flexible time off policy, wellness, technology and travel stipends, and access to an employee assistance program, including mental health and wellness support services. We also seek to provide differentiated benefits to our employees, such as our Portfolio Experience Benefit, which enables employees to experience our properties with an annual stipend, and our charitable matching program administered through the Groundswell Charitable Giving platform. We continually evaluate existing benefits and explore new or expanded benefits to be responsive to employee feedback and seek to improve employee utilization of available benefits and meaningfully enhance employee benefits over time.
•Education, Training and Development. We invest in employee education, training, and development through regular programs, including our “VICI U” program and “Lunch and Learn” seminar series. These sessions, led by internal and external subject-matter experts, advance our employees' understanding of concepts relevant to our business, such as credit underwriting, derivatives and hedging, and sector-specific investing. We also host periodic training and development opportunities with respect to issues such as compliance, communication and feedback, public speaking and engagement, and anti-harassment and other matters outlined in our Code of Business Conduct. We encourage our employees to pursue professional development through external education and certifications through a broadly applicable and flexible professional development reimbursement policy. Our performance management programs include semi-annual performance and career development reviews provided to all of our employees by their direct manager. We continually focus on enhancing our professional development and performance management processes to provide further development and growth opportunities to our employees.
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
Our business and the businesses of our tenants are also subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, labor and employees, anti-discrimination, health care, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Emerging forms of gambling, such as internet gaming, sports betting and prediction markets, have introduced regulatory uncertainty and potential conflicts between federal and state jurisdictions. The extent to which these emerging platforms are or will be regulated by existing gaming authorities remains subject to ongoing legal challenges, with conflicting court decisions regarding whether federal commodities law or state gaming law applies. This regulatory uncertainty may impact the traditional gaming regulatory framework and could create disparities in licensing requirements, taxation, and consumer protection obligations between traditional gaming operators and newer platforms. Any of the foregoing, including material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities, could adversely affect our operating results.

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
In addition, future laws and regulations relating to sustainability and climate change may include specific disclosure requirements or other obligations that may require additional investments and implementation of new practices and reporting processes. Our tenants’ control of our leased properties (which is inherent to the triple-net lease structure) presents challenges with respect to our ability to collect property-level environmental data and metrics and implement sustainability initiatives (including energy and emissions reduction), which may in turn impact our ability to comply with certain regulatory requirements to which we are or may become subject.
Sustainability
We continue to focus on developing our efforts related to implementing and reporting on environmental sustainability efforts at our properties, including our corporate headquarters, our Golf Courses (operated by Cabot-Managed Properties) and our triple-net leased portfolio. We are committed to the improvement of environmental conditions through our business activities within the scope of our capabilities, and we periodically engage with key stakeholders with regard to environmental sustainability priorities, among other things, including through periodic outreach and stakeholder materiality assessments.
•Governance and Strategy. Our Corporate Responsibility Committee, comprised of employees across multiple functional areas and professional levels, including our Chief Financial Officer and General Counsel, leads our environmental sustainability initiatives (including with respect to climate change). Management retains ultimate responsibility over our environmental sustainability initiatives, engages with the Corporate Responsibility Committee and reports to the Nominating and Governance Committee of our Board of Directors on a quarterly basis, and more frequently as necessary, with respect to environmental sustainability matters. Additionally, we have engaged a strategic consultant to advise us regarding, among other things, our sustainability performance, our tenant and stakeholder engagement initiatives, and our related reporting (including pursuant to external disclosure frameworks and standards). We continue to progress our corporate responsibility program through initiatives across a broad range of areas, including sustainability initiatives at our golf courses, building efficiency and sustainability data collection and reporting for our triple-net leased portfolio, tenant engagement efforts, greenhouse gas emissions inventory and reporting, alignment and engagement with various sustainability disclosure and scoring frameworks, and the development of internal processes to support and facilitate these initiatives.
•Golf Courses. We monitor and track available utility data at our Golf Courses in order to evaluate the environmental profile of our operations, the impact of implemented sustainability improvements, and potential opportunities to improve sustainability performance. We have also performed energy and water audits and regulatory assessments at each of the Golf Courses to further inform our sustainability initiatives. A portion of capital expenditures at our Golf Courses each year is spent on projects intended to improve their environmental performance and sustainability, including projects to reduce electricity and fuel usage (and thus, energy usage and emissions), reduce water consumption and improve efficiency, enhance biodiversity, and reduce waste generation in favor of recycling and repurposing. Pursuant to our management agreement with Cabot-Managed Properties with respect to the Golf Courses, we work in partnership with Cabot-Managed Properties to continue to implement sustainability initiatives at the Golf Courses and improve their environmental performance.
•Triple-Net Lease Portfolio. Our leased properties are operated pursuant to long-term triple-net leases, which provide our tenants with complete control over operations at our leased properties, including the implementation of environmental sustainability initiatives pursuant to their business strategies and objectives. We engage with our tenants periodically to facilitate our understanding of the environmental impact of their operations at our leased properties, including through an annual asset-level environmental sustainability data survey, additional information sharing, and encouraging their implementation of sustainability initiatives in their operations at our leased properties. Certain of our leases permit us to require the collection or reporting of environmental sustainability data (including pursuant to forms of “green lease” provisions). Although not all of our leases include such provisions, certain of our tenants also report voluntarily regarding such matters. In particular, we request available data with respect to, among other things, water use, electricity/fuel and energy use, Scope 1 and Scope 2 greenhouse gas emissions, waste generation, diversion and recycling, green building certifications and the implementation of efficiency measures with respect to the foregoing. Our tenants pursue a broad range of environmental sustainability programs and initiatives, such as energy, water and waste-related efficiency measures at our properties, on-site renewable energy, operational improvements, and sustainable hospitality programs, and independently report to their respective investors and other stakeholders regarding such programs. Certain of our tenants, including Caesars, MGM, and PENN, have also independently set sustainability-related targets with respect to their overall business and portfolio, which include our leased properties.
•Climate Change. We evaluate climate change risk throughout our portfolio, including in connection with transactional due diligence regarding individual properties focused on the identification of material physical risks and, with respect to our overall portfolio, regarding the distribution of such physical risks and an assessment of transition risks more broadly. With the assistance of an environmental due diligence provider and consultant, our most recent climate-related risk analysis performed in 2025 was comprised of individual property-level physical risk analyses, multiple climate scenario analyses within our identified time horizons, and transition risk analyses, including review of active and impending sustainable building regulations and additional community resilience assessments with respect to certain geographies in which we own multiple properties (such as Las Vegas, Nevada and Atlantic City, New Jersey). Further, we assessed transition-related climate risks, such as potential legal and regulatory, technological, market-based, and reputational impacts, as applicable to our triple-net lease operating model and portfolio. We have disclosed our climate change strategy, governance, risk management and certain metrics and targets in alignment with the Task Force on Climate-Related Financial Disclosures (TCFD) guidelines, are evaluating disclosure considerations under potential successor frameworks such as the ISSB, and incorporated climate change-related risk under our enterprise risk management framework. We have also shared certain physical climate risk-related findings with our tenants to facilitate their understanding of such risk in connection with their operations at our properties and any independent risk management and mitigation efforts that such tenants may undertake.
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
•Investments in Real Estate Debt. We have made, and may continue to make, investments in mortgages or other forms of real estate-related debt, including, without limitation, traditional mortgages, participating or convertible mortgages, mezzanine loans or preferred equity investments, as well as similar investments with tribal operators in sovereign jurisdictions; provided, in each case, that such investment is consistent with our qualification as a REIT. These investments are generally made for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate in a future period, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment policies and objectives and (iii) the ability to make initial investments in experiential asset classes outside of gaming with the goal of increasing our investment activity in these asset classes over time. Refer to Item 1A - Risk Factors for a detailed description of risks regarding our investments in real estate debt.
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
Financing Policies
We expect to employ leverage in our capital structure in amounts that we determine appropriate from time to time. Our Board of Directors has not adopted a policy that limits the total amount of indebtedness that we may incur, but will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. We are, however, and expect to continue to be, subject to certain indebtedness limitations pursuant to the restrictive covenants of our outstanding indebtedness. We may from time to time modify our debt policy in light of then-current economic conditions, relative availability and costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our shares of common stock, growth and acquisition opportunities and other factors, which could result in us becoming more highly leveraged. To the extent that our Board of Directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow money under the Revolving Credit Facility (as defined in Note 7 - Debt), issue debt or equity securities, including securities senior to our shares, retain earnings (subject to the REIT distribution requirements for U.S. federal income tax purposes), assume indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.

Intellectual Property
Most of the properties within our portfolio are currently operated and promoted under trademarks and brand names not owned by us. In addition, properties that we may acquire in the future may be operated and promoted under these same trademarks and brand names, or under different trademarks and brand names we do not, or will not, own. During the term that our properties are managed by our tenants, we are reliant on them to maintain and protect the trademarks, brand names and other licensed intellectual property used in the operation or promotion of the leased properties. Operation of the leased properties, as well as our business and financial condition, could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting any such intellectual property. In addition, if any of our properties are rebranded, it could have a material adverse effect on us, as such properties may not enjoy comparable recognition or status under a different brand.
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
Our principal executive offices are located at 535 Madison Avenue, New York, New York 10022 and our main telephone number at that location is (646) 949-4631. Our website address is www.viciproperties.com. None of the information on, or accessible through, our website or any other website identified herein is incorporated in, or constitutes a part of, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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
•our ability to successfully pursue and consummate transactions, including investments in, and acquisitions of, real estate and to obtain debt financing for such investments at attractive interest rates, or at all;
•risks associated with our pending and completed transactions, including our ability or failure to realize the anticipated benefits thereof;
•our dependence on our tenants at our properties and their affiliates that serve as guarantors of the lease payments, and the negative consequences any material adverse effect on their respective businesses could have on us;
•the possibility that any pending or future transactions may not be consummated on the terms or timeframes contemplated, or at all, including our ability to obtain the financing necessary to complete any acquisitions on the terms we expect in a timely manner, or at all, the ability of the parties to satisfy the conditions set forth in the definitive transaction documents, including the receipt of, or delays in obtaining, governmental and regulatory approvals and consents required to consummate such transactions, or other delays or impediments to completing the transactions;
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
•the credit risk of our tenants and borrowers in connection with the rental and other obligations owed to us under applicable leases, related guarantees, or loan agreements, including risks distinct to our lending activities with respect to development and construction loans for non-stabilized properties;
•our dependence on the gaming industry, which is characterized by, among other things, a high degree of competition, extensive regulation, and sensitivity to changes in consumer behavior and discretionary spending;
•our ability to pursue our business and growth strategies may be limited by the requirement that we distribute 90% of our REIT taxable income in order to qualify for taxation as a REIT and that we distribute 100% of our REIT taxable income in order to avoid current entity-level U.S. federal income taxes;
•the impact of extensive regulation from gaming and other regulatory authorities, including developments relating to the regulation of emerging alternative platforms;
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

•our substantial amount of indebtedness and ability to service, refinance (at attractive interest rates, or at all), and otherwise fulfill our obligations under such indebtedness;
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
•the possibility of adverse tax consequences as a result of our pending and completed transactions, including pursuant to tax protection agreements to which we are a party;
•increased volatility in our stock price, including as a result of our pending and completed transactions;
•our inability to maintain our qualification for taxation as a REIT;
•the impact of climate change, natural disasters or other severe weather events, war or conflict, geopolitical uncertainty, tariffs and trade barriers, public health conditions, uncertainty or civil unrest, violence or terrorist activities or threats on our properties, or in areas where our properties are located and changes in economic conditions or heightened travel security, and any measures instituted in response to these events;
•the impact of reduced travel demand or increased costs of travel affecting visitation and operating performance at the properties operated by our tenants, particularly in destination markets such as Las Vegas;
•the loss of the services of key personnel;
•the inability to attract, retain and motivate employees;
•the costs and liabilities associated with environmental compliance;
•failure to establish and maintain an effective system of integrated internal controls;
•the risks related to us or our tenants not having adequate insurance to cover potential losses;
•the potential impact on the amount of our cash distributions if we determine to sell or divest any of our properties in the future or are unable to redeploy capital returned from investments at attractive rates, or at all;
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
We depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us. Our two largest tenants, Caesars and MGM, comprise approximately 74% of our total leasing revenues for the year ended December 31, 2025. Under our respective lease agreements with Caesars and MGM, they are obligated to pay us approximately $1.3 billion and $1.1 billion, respectively, in estimated annual lease payments for 2026. Because our leases are triple-net leases, in addition to the rent payment obligations of our tenants, we depend on our tenants to pay substantially all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and to indemnify, defend and hold us harmless from and against various claims and liabilities arising in connection with their businesses. There can be no assurance that our tenants will have sufficient assets, income or access to financing to enable them to satisfy their payment and other obligations under their leases with us, or that any applicable guarantor will be able to satisfy its guarantee of the applicable tenant’s obligations.
Our tenants rely on the properties they or their respective subsidiaries own and/or operate for income to satisfy their obligations, including their debt service requirements, and rental and other payments due to us or others, and these payments may constitute a significant portion of their cash flow from operations. If a tenant’s income at our leased properties were to significantly decline for any reason, or if a tenant’s debt service requirements were to significantly increase or if their creditworthiness were to become impaired for any reason, a tenant or any applicable guarantor may be at risk of violating certain financial or operating covenants under its leases or other agreements with us or other counterparties, or become unable or unwilling to satisfy its payment and other obligations under their leases or other agreements with us or other counterparties. The inability or unwillingness of a significant tenant to meet its payment or other obligations under a lease or other payment obligation with us could materially and adversely affect our business, financial condition, liquidity, or results of operations, including our ability to make distributions to our stockholders. Additionally, these obligations or the actual or potential failure to fulfill such obligations may limit our tenants’ ability to fund their operations or development projects, raise capital, make acquisitions, and otherwise respond to competitive and economic changes by making investments to maintain and grow their portfolio of businesses and properties, which may adversely affect their competitiveness and the ability of their applicable subsidiaries and guarantors to satisfy their obligations to us under the applicable lease agreements and the related guarantees, respectively. Moreover, given the importance of our significant tenants to our business, a failure on the part of a significant tenant to maintain its business or financial performance or any deterioration of such tenant’s creditworthiness could materially and adversely affect us, even in the absence of a default under our agreements with such tenant.
Due to our dependence on rental and other payments from our tenants as our primary source of revenue, we may be limited in our ability or willingness to enforce our rights and customary remedies under our lease agreements or other agreements with our tenants, or terminate such agreements or, due to our predominantly master lease structure, certain leases with respect to any particular property. Failure by one of our tenants to comply with the terms of their respective leases or to comply with the gaming regulations to which the leased properties are subject could result in, among other things, the termination of an applicable lease agreement, requiring us to find another tenant for such property or properties to the extent possible, or a decrease or cessation of rental payments by such tenant, as the case may be. In such event, we may lose our interest in a property subject to an applicable ground lease or be unable to locate a suitable, creditworthy tenant at similar rental rates or at all, which would have the effect of reducing our rental revenue and could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Financial difficulties experienced by any of our tenants, borrowers or guarantors, including their potential bankruptcy or insolvency, could result in defaults under, or requests to modify or terminate, their lease agreements, related guarantees or loan agreements, or otherwise have a material adverse effect on our business.
We face credit risk from our tenants and borrowers, who may fail to meet their payment and other obligations to us under the applicable leases, loans and related guarantees. We cannot provide assurances that our tenants and borrowers will not default on their obligations and fail to make payments to us. If a tenant or borrower is unable to meet its financial obligations, including required payments to us, such inability may result in delayed rental or loan payments, failure by such tenant or borrower to fulfill their contractual obligations under their lease or loan agreement, such tenant or borrower seeking modifications to their lease or loan agreement, or such tenant’s or borrower’s bankruptcy or insolvency. In addition, in the event of a bankruptcy or default of one of our tenants, borrowers or their respective guarantors, our ability to enforce our contractual remedies, including any claim for damages under the applicable lease, loan agreement or guarantee, customary foreclosure, may not be paid in full.
Adverse developments affecting any of them, whether arising from conditions in the markets in which a tenant operates, the performance of such tenant’s portfolio or individual properties therein, or broader economic or industry factors, could impair such tenant’s ability to perform its obligations under its lease agreement with us. In such circumstances, a tenant could default on its obligations or, in advance thereof or in connection therewith, seek to modify or renegotiate its lease agreement with us, including with respect to economic provisions (such as rent escalators, base rental payments, capital expenditure requirements, or other provisions), covenants, or changes with respect to the composition of properties under the lease agreement (including the potential sale or disposition of such properties, whether to the tenant or other third parties). A tenant also could take other actions that could impact us, including seeking the ability to sell certain of its operations at our properties, electing not to renew its lease at maturity or pursuing a strategic transaction. Any such modification, non-renewal, strategic transaction or other action could materially and adversely affect our results of operations, the value of the underlying real estate or our ability to re-lease such real estate on comparable terms, or at all. These risks are heightened with respect to our larger tenants due to, among other things, the concentration of our revenues received from them. For example, market commentary has arisen regarding the performance of properties we lease to Caesars under the Caesars Regional Master Lease and the potential impact of such performance on the Company. This recent performance and related market narratives has adversely affected the market price of our common stock and may adversely affect our business and financial performance.
Furthermore, with respect to tenants whose obligations are guaranteed by a single guarantor (including Caesars and MGM), although such tenants’ performance and payments are guaranteed, a default by the applicable tenant, or by the guarantor with respect to its guarantee, may cause a default under certain circumstances with regard to the entire portfolio covered by the respective lease agreements. In the event of such a default, there can be no assurances that the tenants or the guarantor would assume the applicable lease agreements or the related guarantees, and if such lease agreements or guarantees were rejected, the tenant or the guarantor, as applicable, may not have sufficient funds to pay the damages that would be owed to us as a result of the rejection and we might not be able to find a replacement tenant on the same or better terms. For these and other reasons, the bankruptcy of one or more of our tenants, borrowers or their respective guarantors could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
In addition, our business could be materially and adversely affected if, in the event that Caesars declares bankruptcy, a bankruptcy court re-characterizes certain components of our transactions with Caesars in connection with the merger between Eldorado Resorts, Inc. and Caesars in 2020 as a disguised financing transaction, specifically our modifications of the Caesars Las Vegas Master Lease to increase the annual rent payable to us associated with Caesars Palace Las Vegas and Harrah’s Las Vegas. In the event of re-characterization, our claim under a lease agreement with respect to the additional rent acquired in the Caesars-Eldorado transaction could either be secured or unsecured. The bankrupt tenant and other affiliates of Caesars and their creditors under this scenario may have the ability to restructure the terms, including the amount owed to us under the applicable lease with respect to the additional rent, and, if approved by the bankruptcy court, we could be bound by the new terms and prevented from collecting such additional rent acquired in the Caesars-Eldorado transaction from the date of such approval, and our business, financial condition and results of operations could be materially and adversely affected.
We are dependent on the gaming industry and may be susceptible to risks associated with it, including heightened competition, regulatory developments, changes in consumer behavior and discretionary spending, and the overall macroeconomic environment and outlook.
As the landlord and owner of gaming facilities, we are impacted by risks associated with the gaming industry, which is characterized by a high degree of competition among a large number of industry participants, including brick and mortar casinos, riverboat casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, and internet gaming, sports betting and other forms of gaming and betting in the United States, including emerging platforms such as prediction markets. These prediction markets, which allow users to wager on sports and other events under federal commodities regulation rather than state gaming oversight, have experienced rapid growth and currently operate in states where traditional sports betting remains illegal, creating potential competitive disadvantages for operators subject to state gaming licensing, taxation, and regulatory requirements. To the extent such platforms continue operating with reduced regulatory burdens, our tenants may face material competitive disadvantages that could directly impact their operating performance and, consequently, the rent we receive and the value of our properties. More broadly, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located, and may continue to increase as a result of, among other things, the expansion or improvement of facilities by existing market participants, the availability of additional licenses in a given jurisdiction, the entrance of new gaming participants into a market, increased internet gaming, sports betting, and trading on prediction markets, or legislative changes in various jurisdictions (including those relating to the foregoing). As competing properties and new markets are opened, our tenants’ businesses may be adversely impacted and as a result we may be negatively impacted. Additionally, the casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect our gaming tenants and the industry. If adopted, such changes could adversely impact the business, financial condition, results of operations and prospects of our gaming tenants, including our significant tenants, and the broader outlook for the gaming industry.
Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for gaming, entertainment and leisure properties, including casinos and racetracks, and economic recessions, contractions or slowdowns have generally led to a decrease in discretionary spending on associated leisure activities. In addition, weakened general economic conditions such as, but not limited to, recessions, lackluster recoveries from recessions, contractions, high unemployment levels, higher income taxes, inflation, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, instability in global, national and regional economic activity and increased stock market volatility have historically adversely affected, and may continue to adversely affect, leisure and business travel, discretionary spending, consumer preferences, and other areas of economic behavior that directly impact the gaming industry and, as a result, may negatively impact our business, financial condition, and operating cash flows. Other factors over which we and our tenants have no control, including geopolitical conflicts, tariffs and trade barriers, public health crises, labor shortages, travel restrictions, supply chain disruptions and property closures, may also adversely affect the gaming industry.
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
Our properties on the Las Vegas Strip generated approximately 49% of our total revenues for the year ended December 31, 2025 and we expect this concentration to continue in the foreseeable future. Therefore, our business may be significantly affected by risks common to the Las Vegas tourism industry, such as the impact of any events that limit or disrupt travel to and from Las Vegas (including the cost and availability of air services), work stoppages and other labor unrest, strikes, or other business interruptions. Moreover, due to the importance of our properties on the Las Vegas Strip, we may be disproportionately affected by general risks such as economic conditions, changing consumer behavior, severe weather and climate impacts (including heat stress, water stress and drought), natural disasters (including major fires, floods and earthquakes), declining domestic and international tourism, including as a result of tariffs, trade barriers, and political or diplomatic instability, and acts of terrorism, should such developments occur in or nearby, or otherwise impact, Las Vegas. Any such adverse changes could reduce domestic and international travel, including travel to Las Vegas and other markets in which our properties are located, and negatively impact discretionary consumer spending. Reduced travel demand or increased costs of travel could adversely affect visitation and operating performance at the properties operated by our tenants, particularly in destination markets such as Las Vegas. As a result of such geographic concentration of risks, the immediate and long-term effects of the foregoing could have a material and adverse effect on our business, financial condition, liquidity, results of operations, and prospects.
Our pursuit of acquisitions of, and investments in, experiential assets and other strategic opportunities are in a highly competitive industry and may be unsuccessful or fail to meet our expectations, and we may not identify all potential costs and liabilities in connection with such acquisitions or investments.
We intend to continue to pursue acquisitions of, and investments in, gaming, hospitality, wellness, entertainment and leisure sector properties and activities directly related thereto, which we refer to as “experiential assets”, and the “experiential real estate sector”, and other strategic opportunities. However, we operate in a highly competitive industry and face competition from other REITs, investment companies, private equity firms and hedge funds, sovereign funds, lenders, gaming companies and other investors, some of whom are larger and have greater resources, access to capital and lower costs of capital or different investment parameters. Increased competition and interest from other companies in investing in and acquiring gaming-entitled real estate will make it more challenging to identify and successfully capitalize on transaction opportunities that meet our investment objectives. If we cannot make investments in a sufficient quantity of gaming or other experiential properties (including the timely reinvestment of the proceeds from the repayment of our outstanding loans) at favorable prices, or if we are unable to finance transactions on commercially favorable terms, our business, results of operations and prospects could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income (other than net capital gains) in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance these strategic investments and transactions. As a result, if debt or equity financing is not available on acceptable terms, further transactions might be limited or curtailed.
Pursuant to our investment strategy, we have and may continue to make investments that involve entering into new asset classes or sectors, or utilize novel transaction structures such as strategic co-investment ventures, joint ventures, funds, and other forms of investment partnership. These new asset classes and transaction structures may have new, different or increased risks compared to what we are currently exposed to in our business and we may not be able to manage these risks successfully. In particular, such risks include potential impacts on our regulatory requirements, including our ability to maintain our REIT status; effectively navigating shared approval rights or governance with partners or investors whose economic interests may diverge from ours; addressing additional capital requirements or partner funding failures requiring us to contribute additional capital or raise funds or incur indebtedness on unfavorable terms; addressing contractual restrictions on our ability to transfer interests or exit investments when desired; and addressing potential disputes with partners that divert management attention and result in potential litigation, arbitration, or termination, and increased expenses. If we are not able to successfully manage the risks associated with such activity, it could have an adverse effect on our business, financial condition and results of operations.
Further, the investigation of such potential investments, transaction structures, and strategic alternatives, including financial analysis and underwriting, due diligence and negotiation, tax drafting, and execution of relevant agreements, requires substantial management time and attention and may impose substantial costs for financial advisors, accountants, attorneys and other advisors. If a specific transaction is delayed, terminated, does not otherwise proceed or is not consummated for any reason, including, in certain cases, litigation challenging such transaction or any other reason beyond our control, the costs incurred up to that point likely would not be recoverable and significant management time will have been lost, which could have a material adverse effect on us. Additionally, we may not identify all potential costs and liabilities in the course of our due diligence in connection with these opportunities. In the event that a cost or liability is not adequately identified in the course of such due diligence or addressed in the course of negotiating such transaction, we may not realize the anticipated benefit of such transaction, fully or at all, and our business, financial condition and results of operations could be adversely affected.
Even if we are able to acquire or invest in additional properties in the future, there is no guarantee that such properties will be able to maintain their historical performance or achieve their projected performance, which may prevent the ability of our tenants or borrowers to meet their obligations to us under the applicable agreements. In addition, our financing of these acquisitions and investments may involve our incurrence of substantial debt, which could negatively impact our cash flows and liquidity, or the issuance of new equity, which would be dilutive to existing stockholders. Due to market considerations and in light of the timing typically required to obtain regulatory approvals for gaming transactions, any such financing may take place substantially in advance of closing of such transaction (and the receipt of rent or other payments under a lease or other applicable agreement) and negatively impact our operating results during such period. In addition, we cannot make assurances that we will be successful in implementing our business and growth strategies or that any additional transactions will improve our financial performance or operating results. The failure to identify and acquire or invest in new properties effectively, the failure to complete transactions in a timely manner or at all, or the failure of any acquired properties to perform as expected, could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as our ability to make distributions to our stockholders.
Our lending activities involve distinct risks compared to our acquisition and leasing of real estate, including with respect to development and construction loans for non-stabilized properties which carry additional risks, including cost overruns, completion delays, operational underperformance, and other issues that could have a material adverse effect on us.
Certain of our debt investments are investments in development and construction loans. These loans typically involve future funding obligations and may be riskier than other types of loans as a result of potential cost overruns, construction delays and uncertainty as to the future financial performance of the underlying property. Further, under the terms of these loans, we may be obligated to fund all or a significant portion of such loans at one or more future dates, including on a delayed draw basis, and we may not have the funds available on attractive terms, or at all, at such time to meet our funding obligations under our funding commitments. If we fail to meet our funding obligations, we would likely be in breach of such obligations unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all, or make other arrangements.
Furthermore, there could be other adverse impacts associated with the funding of development, construction or pre-stabilization loans, including increased costs that the borrower is unable or unwilling to pay, and other negative consequences, up to and including a bankruptcy filing by the borrower if they fail to fund their portion of the development project or experience cost overruns or other negative developments that impair their ability to complete the project and commence operations. In addition, other negative developments including construction delays, disruptions in supply chains, cost increases associated with building materials and construction services, environmental and remediation efforts, and costs or difficulties associated with obtaining construction permits and complying with local regulations, availability and cost of labor, and cost overruns, as well as changes in the value of collateral during construction or prior to stabilization, may adversely affect our investments or our realization of the anticipated benefits from such investments. In addition, borrowers may not have access to capital, which in turn, may result in the borrower’s inability to complete the project or, in the case of a construction loan, repay our loan in full or on a timely basis. In such cases, the borrower could default on its obligations or, in advance thereof or in connection therewith, seek to modify or renegotiate the terms of its loan agreement with us, including with respect to economic provisions, covenants, or other changes. Such borrowers could also take other actions that could impact us, including seeking to sell the development or operations, or other strategic action that does not align with our interests as a lender.
We may incur significant costs and liabilities in foreclosing on any property subject to a construction or development financing if the borrower fails to perform its obligations under the applicable loan and/or development documents, in addition to other costs and risks associated with completing construction of the property as described above. We may incur a significant loss selling or leasing the property if we are unable to do so on terms reasonably acceptable to us, or at all.
Any of the foregoing could materially and adversely affect the value of our investment, our ability to achieve the anticipated benefits of such investment, and our business, financial condition, results of operations, and prospects, as well as our ability to make distributions to our stockholders.
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
Tenants at our gaming properties are required to be licensed under applicable law in order to operate any of our properties as gaming facilities. The loss of gaming licenses by our tenants could result in, among other things, the cessation of operations at one or more of the facilities we lease to such tenants. As a result, if a lease agreement for a gaming property is terminated (which could be required by a regulatory agency) or expires, any new tenant must be licensed and receive other regulatory approvals to operate such property as a gaming facility. Any delay or inability of a new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which the property is unoccupied and we are unable to collect the applicable rent. Further, in any such event, the property may not be permitted to continue to operate as a gaming facility and we may be unable to collect rent or transfer or sell the affected property as a gaming facility, which could materially adversely affect the fair value of the affected property. Given the highly regulated nature of the gaming industry, any future gaming transactions we enter into are likely to be subject to regulatory approval in one or more jurisdictions, including with respect to any transfers in ownership, operating licensure or other regulatory considerations. If the consummation of a transaction is delayed or prohibited by regulatory authorities, we may be limited or otherwise unable to realize the benefits of the proposed transaction, which may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We are subject to additional risks from our investments located outside the United States or on tribal land.
The value of the properties in which we invest or acquire in non-U.S. jurisdictions may be affected by factors specific to the laws and business practices of such jurisdictions, which may expose us to risks that are different from and in addition to those commonly found in the United States, including, but not limited to: (i) the burden of complying with non-U.S. laws, including land use and zoning laws or more stringent environmental laws; (ii) existing or new laws relating to the foreign ownership of real property and laws restricting our ability to repatriate earnings and cash into the United States; (iii) the potential for expropriation; (iv) adverse effects of changes in the exchange rate between U.S. dollars and foreign currencies in which revenue is generated at our properties outside the United States; (v) the imposition of adverse or confiscatory taxes, changes in income and other tax rates or laws and changes in other operating expenses in such foreign jurisdictions; (vi) possible challenges to the anticipated tax treatment of our revenue and our properties; (vii) the potential difficulty of enforcing rights and obligations in foreign jurisdictions; and (viii) our more limited experience and expertise in foreign countries relative to our experience and expertise in the United States. Properties and investments on tribal land are also subject to tribal laws, regulations, and governmental authority that may differ from federal and state frameworks, including with respect to land use, gaming regulation, taxation, and business practices.
In addition, certain of our investments, such as the North Fork loan, are secured by the property and assets of the borrower, including cash flows and revenues generated by the property, but excluding real property or any interests therein. Accordingly, investments where the underlying property is on tribal land may expose us to additional risks related to our ability to realize repayment of loaned amounts, the enforceability of contractual provisions, including limited waivers of sovereign immunity (to the extent applicable) and customary rights and remedies with respect to such investments or the assets secured as collateral, up to and including limitations on the ability to exercise customary foreclosure remedies in the event of a default. In addition, in the event of a foreclosure, the applicable borrower or its operating subsidiary may not be replaceable as operator of the gaming operations at such property and the assets of such borrower and its applicable subsidiaries may be insufficient to ensure payment in full to us of the amounts lent under such loan arrangements.
Under certain of our lease agreements, rent is payable in foreign currencies with respect to some or all of the properties under the applicable lease agreements. In addition, we have incurred and may continue to incur indebtedness that is denominated in foreign currencies to fund our international investments. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between these foreign currencies and the U.S. dollar. Exchange rates may fluctuate based on many factors, including domestic and international trade policies and the imposition of tariffs. A significant change in the value of the foreign currency of one or more countries where we have a significant investment or receive significant rental revenue may have a material adverse effect on our business and, specifically, our U.S. dollar-reported financial condition and results of operations. While we may enter into hedging and other derivatives instruments to mitigate our exposure to fluctuations in foreign exchange rates, we may not realize the anticipated benefits from these arrangements or these arrangements may be insufficient to mitigate our exposure.
Our long-term, triple-net leases include rent escalations over specified periods that will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements, and such lease agreements may not result in fair market lease rates over time.
All of our rental revenue and a substantial majority of our total revenue is generated from our long-term triple-net lease agreements, which typically feature longer lease terms, with a weighted average lease term (inclusive of extension options) of all of our lease agreements as of December 31, 2025 of 39.6 years. See Item 1 “Business-Our Lease Agreements” and Item 1 “Business-Our Relationship with Caesars and MGM” for additional information regarding such agreements. Our lease agreements typically contain annual escalation provisions, certain of which are tied to changes in CPI (or similar metrics with respect to other geographies), although these annual escalators in some cases do not apply until future periods. In addition, certain of these annual escalators are subject to a maximum cap, which could result in lower rent escalation than the actual CPI increase in a single year or over a longer period. For example, under the MGM Master Lease, the escalator is fixed at 2.0% for years two through ten of the MGM Master Lease and, for the remainder of the term, the escalator is the greater of 2.0% and CPI, subject to a 3.0% cap. Inflation as measured by changes in CPI increased at an average of 2.7% in 2025. Accordingly, there is a risk that contractual rental increases in future years may fail to match inflation rates or result in fair market rental rates over time. Sustained inflation rates that are above any CPI escalator cap could over time result in our receiving rental income below fair market lease rates, which could adversely impact the fair value of the assets and our business, financial condition, results of operations and prospects.
In addition, the annual rent escalations under the lease agreements over specified periods will generally continue to apply regardless of the amount of cash flows generated by the properties that are subject to such lease agreements. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated, including in connection with any capital improvement projects (such as those financed through our Partner Property Growth Fund strategy), the rents payable under such lease agreements will over time comprise a higher percentage of the cash flows generated by the applicable tenant and/or guarantor, which could make it more difficult for them to meet their respective obligations to us under the lease agreements (and related guarantees, as applicable) or increase the likelihood that they request concessions or modifications to such obligations. Finally, our tenants may choose not to renew our lease agreements at the end of the initial lease term or any additional renewal term thereafter. If a lease agreement expires without renewal and we are not able to find one or more suitable, creditworthy replacement tenants on the same or more attractive terms, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected, including our ability to make distributions to our stockholders at the then current level, or at all.
Our ability to sell, dispose of and use our properties may be limited by the contractual terms of our lease agreements, tax protection agreements or other agreements with our tenants, or otherwise impacted by matters relating to our real estate ownership.
Our ability to sell or dispose of our properties may be hindered by, among other things, the fact that such properties are subject to lease agreements, as the terms of each lease agreement require that a purchaser assume the applicable lease agreement or, in certain cases, enter into a severance lease for the sold property on substantially the same terms as contained in the applicable lease agreement, which may make our properties less attractive to a potential buyer than alternative properties that may be for sale. Additionally, our properties may be subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements or other instruments that could, among other things, adversely affect our ability to lease such properties, enforce our rights as a lender and otherwise realize additional value from these properties. In connection with certain of our transactions, including the MGP Transactions (as defined in Note 3 - Real Estate Transactions), we entered into tax protection agreements that could limit our ability to sell or otherwise dispose of the subject property or properties contributed to us, and we may enter into similar such agreements in the future. Therefore, although it may be in the best interests of our stockholders for us to sell a certain property, it may be economically prohibitive for us to do so during the specified protected period because of restrictions included within a tax protection agreement.
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
We are and may in the future be the lessee under long-term ground lease arrangements at certain of our properties or make investments into properties that are subject to long-term ground lease arrangements. Many of these ground lease arrangements involve local municipalities, states and other governmental bodies as the applicable lessor, such as Century Mile Racetrack, Chelsea Piers New York, and MGM National Harbor. Unless we purchase a fee interest in the underlying land and/or buildings subject to the leases, we will not own such properties or portions of such properties, as the case may be. Unless the terms of these ground and use leases are extended prior to expiration, we will no longer have rights with respect to these properties or portions of these properties, as the case may be, upon expiration of the applicable ground leases, which could impact our tenant’s ability to operate the property (to the extent the portions of property covered under the applicable ground and/or use lease are material to the operations of the property) and our rights and obligations under applicable lease agreements, which could adversely affect our business, financial condition and results of operations. Furthermore, payments under such leasehold interests may be periodically adjusted pursuant to the relevant contractual arrangements and may result in significantly higher rents, and while such payments are the responsibility of our tenants under the respective lease agreements, such increases could adversely affect us and our tenants’ business, financial condition and results of operations. In addition, we may rely on our tenants at such properties to maintain compliance with the terms of any such ground or use lease. Additionally, due to the greater risk in a loan secured by a leasehold interest than a loan secured by a fee interest, we face risks related to our investments secured by a leasehold interest, including if the borrower were to default under the terms of our loan or violate the terms of such ground lease.
We may elect not to, or not be able to, purchase properties pursuant to our rights under certain agreements, including put-call, call right, right of first refusal, right of first offer and similar agreements, including if we are unable to obtain financing on attractive terms, or at all.
Pursuant to certain put-call, call right, right of first refusal, right of first offer and similar agreements, as further described in Item 1 "Business - Our Embedded Growth Pipeline", we have certain rights in connection with the potential or actual purchase or sale of properties covered by these agreements, subject to applicable terms and conditions. In many cases, the counterparties to these agreements are not obligated to sell the applicable properties and our right to purchase (or offer to purchase) these properties under these agreements may never be triggered. Additionally, in order to exercise these rights and any similar rights we obtain in the future, we would likely be required to secure additional financing and our substantial level of indebtedness or other factors could limit our ability to do so on attractive terms, or at all. If we are unable to obtain financing on terms acceptable to us, we may not be able to exercise these rights and acquire these properties. Further, each of these potential transactions remains subject to the terms and conditions of the applicable agreements, including with respect to due diligence, applicable regulatory approvals and customary closing conditions. In certain circumstances, we may elect not to exercise any such rights with respect to a given property.
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
Furthermore, the effects of climate change may increase the frequency of significant or extreme weather events and result in other impacts, such as rising sea levels, water shortages, and increased average temperatures. With respect to our property portfolio, we believe that flooding, water stress/drought and heat stress pose the greatest material risk from the effects of climate change, although the nature and degree of these risks vary based on geographic location and other factors. For example, in Las Vegas and the surrounding region, a significant majority of water is sourced from the Colorado River and water levels in Lake Mead, which serves as a reservoir, have declined significantly in recent years and remained at reduced levels despite a partial recovery in 2023, with various regulatory bodies continuing to pursue water conservation initiatives. Severe drought or prolonged water stress experienced in Las Vegas and the surrounding region or in the other regions in which we own properties, as well as the potential impact of regulatory efforts to address such conditions, could adversely affect the business and financial results of the tenants operating at our properties in such regions.
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
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. The assessment of the potential impact of climate change has influenced the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment. Certain jurisdictions in which our properties are located have enacted, plan to implement, or may in the future implement additional building and zoning laws, ordinances or codes relating to building performance standards, such as those intended to reduce energy emissions, which we may be subject to as the owner of record. Based on our most recent analysis completed in early 2025, twelve of our leased properties are currently subject to energy benchmarking and/or building performance standards due to their location. The promulgation of additional policies, laws or regulations relating to climate change by governmental authorities in the markets in which we own properties may result in, among other things, increased costs to adapt to the demands and expectations of climate change or lower carbon usage, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs, any of which could adversely impact the value of our properties and our or our tenants’ businesses.
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
Our lease agreements generally require that our tenants maintain comprehensive liability, property and business interruption insurance, although such coverage is subject to deductibles and limits on maximum benefits (including limitations on the coverage period for business interruption). When our or our tenants’ current insurance policies expire, we or they, respectively, may encounter difficulty in obtaining or renewing insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels or on commercially reasonable terms. Furthermore, our or our tenants’ insurance premiums may increase as a result of factors outside our or their respective control, such as changes in the insurance industry or underwriting practices, increasing frequency of certain climate-related claims in one or more markets, or other effects of climate change.
In addition, there are certain losses, including losses from environmental liabilities (including the physical effects of climate change), terrorist acts or catastrophic acts of nature, that are not generally insured against in full or in part because it is not deemed economically feasible or prudent to do so. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss, and the insurance proceeds received might not be adequate to restore the economic position with respect to such property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Furthermore, under such circumstances we may be required under the terms of the MGM Grand/Mandalay Bay JV CMBS loan agreement to contribute all or a portion of insurance proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the insurance proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to their state immediately prior to the casualty, we or our tenants may not have sufficient liquidity to otherwise fund the repairs and may be required to obtain additional financing, which could materially and adversely affect our or our tenants’ business, financial condition, liquidity, and results of operations. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will be able to satisfy its obligations to us under the applicable lease agreement. In addition, in certain circumstances, our tenants may elect to reduce insurance coverage or self-insure with respect to certain potential losses, provided, in each case, that such insurance remains in compliance with the applicable terms of our lease agreements. As a result, we cannot make assurances that we or our tenants will be able to fully insure such losses or collect, fully or at all, on claims relating to the properties.
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
We use our own IT networks and related systems to access, store, transmit, and manage or support a variety of our business processes and information and face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems, including as a result of unauthorized access attempts, denial of service or intrusions over the internet, malware, ransomware or other extortion tactics, computer phishing attempts and other forms of social engineering, fraudulent schemes, other cybersecurity incidents, attacks, intentional or unintentional intrusions or interruptions. We have experienced cybersecurity events such as viruses, phishing attempts and attacks on our IT networks and related systems, although none of these events have had a material impact on our business, operations or financial results to date. These and future cybersecurity incidents or other disruptions may be caused by individuals within our organization, individuals outside our organization with authorized access, or by unauthorized individuals from outside our organization. The risk of such incidents, particularly through cyber attacks or intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally continued to increase due to the growing number, intensity, and sophistication of attempted attacks and intrusions worldwide. Although we make efforts to maintain the security and integrity of our IT networks and related systems and have implemented various measures to manage these risks, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging to our operations. Further, these risks are exacerbated with the advancement and accessibility of artificial intelligence (“AI”) technology, including the adoption of AI tools by us or by third parties. Threat actors may use AI technology and tools to develop new, more sophisticated attacks or automate or increase the frequency of such attacks. We use software and platforms designed to detect such cybersecurity threats, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. An actual or suspected cybersecurity incident or significant disruption involving our IT networks and related systems could, among other things: (i) disrupt the proper functioning of our networks and systems; (ii) result in misstated financial reports, violations of financial and reporting covenants and/or missed reporting deadlines; (iii) lead to our inability to monitor or maintain compliance with applicable legal and regulatory requirements; (iv) result in unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which unauthorized parties could use for competitive purposes or disruptive, destructive or otherwise harmful outcomes; (v) require significant management attention and resources to address or mitigate any resulting impact; (vi) expose us to litigation, including claims for breach of contract, damages, credits, penalties or termination of certain agreements; (vii) subject us to regulatory scrutiny, including civil or criminal penalties, fines, injunctive orders, investigations, and enforcement actions; and (viii) damage our reputation among our tenants, borrowers and investors. Any or all of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, and prospects, including the value of our common stock and our ability to make distributions. Additionally, increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in the interpretation of laws, could increase our compliance and operational costs or otherwise harm our business.
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
The market price of our common stock may be volatile as a result of a variety of factors, many of which are beyond our control, including: variations in our results of operations; changes in general economic conditions and market developments, including interest rates; geopolitical uncertainty; domestic and international trade policies; the imposition of tariffs; the economic outlook in markets in which our casinos are located and investor sentiment related to those markets; a decrease in domestic and international travel, including travel to Las Vegas and other markets in which our properties are located; adverse developments involving our tenants or borrowers; adverse third party or market commentary regarding us or our tenants or borrowers; market reaction to any additional capital we raise in the future; additions or departures of key personnel; equity issuances by us, future sales of substantial amounts of our common stock by stockholders, or the perception that such issuances or sales may occur; strategic actions taken by us, our competitors or our tenants; new laws or regulations; and failure to qualify as a REIT for U.S. federal income tax purposes. In addition, the stock markets generally may experience significant volatility, often unrelated to the operating performance of the individual companies whose securities are publicly traded. The trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot make assurances that the market price of our common stock will not fluctuate or decline significantly in the future. If the market price or trading volume of our common stock declines, you may be unable to resell your shares at a profit, or at all.
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
We have a substantial amount of indebtedness and debt service requirements. As of December 31, 2025, we had approximately $17.1 billion in long-term indebtedness, and we also had $2.4 billion of available capacity to borrow under the Revolving Credit Facility (as defined in Note 7 - Debt).

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
If any one of these events were to occur, our business, financial condition, liquidity, results of operations, cash flows and prospects could be materially and adversely affected, including our ability to satisfy our debt service obligations, pay distributions to our stockholders or refinance existing or future indebtedness.
Uncertainty in the macroeconomic environment, including heightened interest rates and uncertainty regarding future interest rates, have and may continue to negatively affect us.
Interest rates continue to fluctuate through recent periods of increased volatility. The current interest rate environment, including the extent to which interest rates will continue to be volatile (and the pace of such changes/volatility) and the impact of such environment with respect to our future indebtedness, is uncertain. The timing, number and amount of any future interest rate changes are uncertain, and interest rates are currently higher than they were when the Federal Reserve first raised interest rates beginning in 2022. Increased interest rates have increased our overall interest rate expense and may decrease our cash available for distribution and have a resulting adverse impact on our ability to pay distributions to our stockholders or pursue our long-term strategic objectives. In addition, in the current interest rate environment, new debt, whether fixed or variable, may be more expensive than debt that is being refinanced, which could, among other things, make the financing of any acquisition or investment more expensive, and we may be unable to incur new debt or replace maturing debt with new debt at equal or better interest rates. For example, in April 2025, we repaid $500.0 million in aggregate principal amount of 4.375% senior unsecured notes due 2025, and $800.0 million in aggregate principal amount of 4.625% senior unsecured notes due 2025 with the proceeds of the issuance of $400.0 million in aggregate principal amount of 4.750% Senior Notes due 2028 and $900.0 million in aggregate principal amount of 5.625% Senior Notes due 2035, resulting in a higher interest expense. In the event we continue to replace or refinance maturing debt with new debt at higher interest rates, our overall interest rate expense will continue to increase. Although we have previously used and currently use interest rate protection products, including forward starting interest rate swaps and U.S. Treasury Rate Locks, there is no assurance that we will continue to use such products in the future, we will utilize any of these products effectively or that such products will be available to us.
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
In addition, when markets are volatile (including as a result of extended U.S. government shutdowns), access to equity and debt capital markets could be disrupted over an extended period of time and financial institutions may not meet their funding commitments to us. The failure of financial institutions to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain additional financing, or financing on favorable terms, that we may need for future growth and/or to refinance our existing indebtedness. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements (including refinancing our existing indebtedness), or that a sufficient amount of financing will be available to us on favorable terms, or at all.
Adverse changes in our credit ratings may affect our borrowing terms and capacity.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial condition, tenant concentration, the financial performance and credit worthiness of our tenants, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Although all three national credit rating agencies currently rate us and our outstanding indebtedness as investment grade with a stable outlook, these are subject to change at any time and there is no guarantee that we will be able to maintain such credit ratings, which may affect the amount of capital we can access, as well as the terms of any financing we obtain, and there is no guarantee that we will realize increased access to capital or improved terms with respect to any financing we obtain as a result of credit rating upgrades (or that we will be able to maintain such upgraded credit ratings). Because we rely in part on debt financing to fund growth, an adverse change in our credit ratings, including actual changes and changes in outlook, or even the initiation of a review of our credit ratings that could result in an adverse change, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we currently hold and expect in the future to hold some of our assets and conduct certain of our activities through one or more taxable REIT subsidiaries or other subsidiary corporations that will be subject to federal, state, local, and foreign corporate-level income taxes as regular C corporations (i.e., corporations generally subject to corporate-level income tax under Subchapter C of Chapter 1 of the Code). In addition, we may incur a 100% excise tax on transactions with a taxable REIT subsidiary if they are not conducted on an arm’s length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
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
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, conducting due diligence in connection with onboarding new vendors, ongoing monitoring and annual due diligence with respect to key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available.
Our employees receive regular cybersecurity training to address a broad range of key and emerging issues. In addition, we provide additional periodic training modules to address emerging threats or trends within the cybersecurity environment, perform regular simulated phishing exercises and require comprehensive cybersecurity training for all new employees.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
We utilize expert cybersecurity independent consultants, including a contracted Chief Information Security Officer (“CISO”) and additional third-party managed service providers, who work with and report to our Vice President of Accounting and Administration (“VPAA”) to identify potential risks from cybersecurity threats and proactively mitigate their potential impact. The CISO and related team have extensive experience in assessing, detecting, responding and mitigating cybersecurity risk, including holding several different relevant certifications as well as extensive experience in assessing and mitigating cybersecurity risks.

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
The CISO and VPAA meet with our IT Executive Committee, comprised of all of our executive officers, on at least a quarterly basis to oversee our cybersecurity and IT framework and more frequently in the event of significant cybersecurity developments. Our management team, including our CISO, updates the Audit Committee and Board of Directors at least twice a year with respect to key developments and updates relating to our cybersecurity and IT infrastructure and the overall threat environment, including recent and emerging trends. With respect to significant cybersecurity events or incidents, the VPAA, along with the IT Executive Committee, reports to the Board of Directors promptly in accordance with our escalation protocols, as appropriate, depending on the nature of the events.
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
Our geographically diverse portfolio consists of 93 experiential assets as of December 31, 2025, consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip, approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars and four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
See Item 1 - “Business - Our Properties” for further information pertaining to our properties.

ITEM 3.	Legal Proceedings
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2025, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VICI Properties Inc.
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “VICI.”
Holders
As of February 24, 2026, there were 1,068,737,299 shares of common stock issued and outstanding that were held by 350 stockholders of record. The number of stockholders of record does not include beneficial owners of shares registered in nominee or street name.
Distribution Policy
VICI intends to make regular quarterly distributions to holders of shares of its common stock. Any distributions will be at the sole discretion of its Board of Directors, and the form, timing and amount of such distributions, if any, will depend upon a number of factors, including VICI’s actual and projected results of operations, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”), liquidity, cash flows and financial condition, the revenue it actually receives from its properties, operating expenses, debt service requirements, capital expenditures, prohibitions and other limitations under its financing arrangements, REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as VICI’s Board of Directors deems relevant. For more information regarding risk factors that could materially and adversely affect us and our ability to make cash distributions refer to “Part I – Item 1A. Risk Factors”.
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
Recent Sales of Unregistered Securities
VICI did not sell any unregistered equity securities during the year ended December 31, 2025.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2025, VICI did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
VICI Properties LP
Market Information
There is no established public trading market for limited partnership units of VICI LP.
Holders
As of February 24, 2026, there was one holder of record of limited partnership units of VICI LP.
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
Recent Sales of Unregistered Securities
VICI LP did not sell any unregistered equity securities during the year ended December 31, 2025.
Issuer Repurchases of Equity Securities
During the three months ended December 31, 2025, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Registered Offering of Securities - Use of Proceeds
Not applicable.
Stock Performance Graph
The graph below compares our cumulative total stockholder return for the period from December 31, 2020 to December 31, 2025 on our common stock with the cumulative total returns of the S&P 500 Index and the MSCI US REIT index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from December 31, 2020 until December 31, 2025. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Comparison of Cumulative Total Returns for the Period from December 31, 2020 to December 31, 2025

$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period
VICI Properties Inc
MSCI US REIT Index
S&P 500

Company / Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
VICI Properties Inc.	$100.0	$123.8	$139.9	$145.0	$140.6	$143.1
MSCI US REIT Index	$100.0	$143.1	$108.0	$122.9	$133.6	$137.5
S&P 500	$100.0	$128.7	$105.4	$133.0	$166.3	$196.0

ITEM 6.	[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of VICI Properties Inc. and VICI Properties L.P. for the year ended December 31, 2025 should be read in conjunction with the audited consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section in Item 1A. of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
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
Key 2025 Highlights
Operating Results
•Total revenues increased 4.1% year-over-year to $4.0 billion.
•Net income attributable to common stockholders increased 3.6% year-over-year to $2.8 billion, and net income attributable to common stockholders per diluted share increased 2.1% to $2.61.
•AFFO increased 6.6% year-over-year to $2.5 billion and AFFO per diluted share increased 5.1% to $2.38.
Significant Achievements
•Announced a $1.16 billion transaction to acquire seven casino properties from Golden and enter into the Golden Master Lease with a newly formed entity that will be owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden, with an initial annual rent of $87.0 million.
•Made three real estate debt investments totaling $966.0 million of commitments.
◦Funded new and existing loan commitments totaling $883.4 million.
•Announced an increase in our quarterly cash dividend to $0.45 per share (or $1.80 per share on an annualized basis) in the third quarter of 2025, representing a 4.0% increase compared to our previous quarterly dividend.
•Issued $1,300.0 million of investment grade senior unsecured notes in April 2025 to refinance existing debt.
•Sold 7,835,973 forward shares under our ATM Program (as defined in Note 11 - Stockholders' Equity) during the year with an estimated aggregate net offering value of $252.8 million and settled 12,101,372 forward shares outstanding under our ATM Program for aggregate net proceeds of $375.7 million.

SUMMARY OF SIGNIFICANT ACTIVITIES
Acquisition and Leasing Activity
•PENN Lease Combination. On December 4, 2025, we and PENN combined the existing individual leases with respect to the Hollywood Casino at Greektown (the “Greektown Lease”) in Detroit, Michigan, and the Margaritaville Resort Casino (the “Margaritaville Lease”) in Bossier City, Louisiana, into one master lease for both properties (the “PENN Master Lease”). The PENN Master Lease has total annual rent equal to $80.7 million (the “Combined Rent”), representing the combined annual rent amounts under the Greektown Lease and the Margaritaville Lease as of December 4, 2025. There was no change to the aggregate amount of rent collected by us as a result of the combination. Annual rent escalation on the Combined Rent will occur on June 1 of each year based on the following construct: on June 1, 2026, the Combined Rent will escalate at a fixed 1.0%, and beginning on June 1, 2027, and for each year thereafter, the Combined Rent will escalate at 1.0% if the minimum net revenue to rent ratio (the “Minimum Ratio”) is achieved. The Minimum Ratio will be set as of June 1, 2026 and will be based on the sum of net revenues generated by the two assets over the performance period from June 1, 2025 to May 31, 2026, divided by the Combined Rent. The PENN Master Lease has an initial maturity on May 23, 2034 with four 5-year tenant renewal options. The existing guarantor under the Greektown Lease and Margaritaville Lease remains the same for the PENN Master Lease with PENN continuing to guarantee all obligations.
•Golden Entertainment Transaction. On November 6, 2025, we announced that we entered into an agreement to acquire 100% of the land, real property and improvements of seven casino properties (the “Golden Portfolio”) from Golden for $1.16 billion and to enter into the Golden Master Lease with a newly formed entity that will be owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden, which entity will acquire the operating business of Golden in connection with the closing of the transaction. The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Portfolio features approximately 362,000 square feet of casino space, over 6,000 hotel rooms, 4,306 slot machines and 78 table games.
The Golden Master Lease will have an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Master Lease will be guaranteed by a holding company that is owned and controlled by Mr. Sartini and owns all of the gaming and operating assets of Golden, with additional credit support provided by financial covenants within the lease. Golden shareholders will receive approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden stock, which represents an agreed-upon exchange ratio of 0.902 per share of Golden’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration that is payable by an affiliate of the Golden OpCo. In connection with the transaction, we will assume and immediately retire Golden’s outstanding $426.0 million of debt using a combination of cash on hand, net proceeds available pursuant to forward sale agreements and/or drawing down funds available under our revolving credit facility. We do not expect to require additional financing, including capital markets activity, to complete the transaction. The transaction is expected to close in mid-2026, subject to the approval of the Golden stockholders, as well as customary closing conditions and regulatory approvals.
•Northfield Park Severance Lease. On October 16, 2025, we announced that, in connection with MGM’s agreement to sell the operations of Northfield Park (“Northfield Park”), located in Northfield, Ohio, to an affiliate of funds managed by Clairvest Group Inc. (“Clairvest”), we agreed to enter into (i) a new triple-net lease agreement with an affiliate of Clairvest with respect to the real property of Northfield Park (“Northfield Park Lease”) and (ii) an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease will have an initial annual base rent of $53.0 million (or $54.0 million if the transaction closes on or after May 1, 2026 to reflect the 2.0% annual escalation provided under the MGM Master Lease). Upon closing, the Northfield Park Lease will begin a new 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease will be guaranteed by an affiliate of funds managed by Clairvest that will own the operations of Northfield Park. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the first half of 2026.
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
The mezzanine loan has an initial maturity in March 2026 and one 12-month extension option, subject to certain conditions. Under the provisions of the existing mezzanine loan, interest is paid-in-kind and added to the outstanding principal balance. We funded each of the investments with a combination of cash on hand and a draw under the Revolving Credit Facility (as defined in Note 7 - Debt).
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
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the year ended December 31, 2025:

($ in millions)
Real Estate Debt Investment	Date	Investment Type	Commitment	Collateral
One Beverly Hills Loan	February 19, 2025	Mezzanine	$450.0	Luxury experiential lifestyle hub in Beverly Hills, California
North Fork Casino Loan	April 4, 2025	Senior Secured Loan	510.0	The personal property and revenues of the North Fork Mono Casino & Resort located near Madera, California
Chelsea Piers Greenwich Village Loan	October 27, 2025	Senior Secured Loan	6.0	Certain equipment of the fitness club in the Greenwich Village neighborhood in New York, NY
Total			$966.0
Financing and Capital Markets Activity
•At-The-Market Offering Programs. During the year ended December 31, 2025, we sold an aggregate of 7,835,973 shares under the ATM Program, all of which were subject to forward sale agreements, for estimated aggregate net offering value of $252.8 million based on the initial forward sale price with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of the shares of common stock under the ATM Program, which were sold to the underwriters by the forward purchasers or their respective affiliates. In July and August 2025, we physically settled certain outstanding forward shares issued under the ATM Program in exchange for aggregate net proceeds of approximately $375.7 million.
•Senior Unsecured Notes Offering. On April 7, 2025, VICI LP issued $1.3 billion in aggregate principal amount of April 2025 Notes comprised of (i) $400.0 million in aggregate principal amount of 4.750% Senior Notes due 2028, which mature on April 1, 2028 and (ii) $900.0 million in aggregate principal amount of 5.625% Senior Notes due 2035, which mature on April 1, 2035, in each case under a supplemental indenture dated as of April, 7, 2025, between VICI LP and the trustee. We used the net proceeds of the offering to redeem $800.0 million in aggregate principal amount of 4.625% senior unsecured notes due 2025 and $500.0 million in aggregate principal amount of the 4.375% senior unsecured notes due 2025.

•Forward-Starting Interest Rate Swap Agreements. During the year ended December 31, 2025, we entered into eight forward-starting interest rate swap agreements for an aggregate notional amount of $400.0 million and three U.S. Treasury Rate Lock agreements for an aggregate notional amount of $150.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in May 2025 and June 2025, which April 2025 Notes were issued on April 7, 2025. On March 28, 2025, we settled twelve outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $600.0 million and the three U.S. Treasury Rate Lock agreements with an aggregate notional amount of $150.0 million, resulting in net proceeds of $1.8 million. Since the forward-starting swaps were hedging the interest rate risk on the April 2025 Notes offering, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.
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
KEY TRENDS THAT MAY AFFECT OUR BUSINESS
Tenant, Borrower and Industry Performance
Our tenants and borrowers (and in each case, their respective guarantors, as applicable) under our lease and loan agreements are gaming and other experiential operators across the United States, Canada and abroad. Payments under our lease and loan agreements comprise, and are expected to continue to comprise, a substantial majority of our revenues. Accordingly, we are dependent on, among other things, our tenants’ and borrowers’ financial performance, the performance of the gaming and other experiential industries and the health of the economies in the areas where our investments are located for the foreseeable future, and an event that has a material adverse effect on any of our tenant’s or borrowers’ business, financial condition, liquidity, results of operations or prospects could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, the financial performance of our tenants and borrowers also has a direct impact on our financial results in a given reporting period due to the impact of ASC 326 “Credit Losses” (“ASC 326”), which requires us to estimate and record non-cash expected credit losses related to our investments, including changes on a quarterly basis, that are recorded in our Statement of Operations and impact our reported net income. The change in non-cash allowance for credit losses for a given period is dependent upon, among other things, our tenants’ and borrowers’ financial performance. For more information regarding ASC 326, refer to Note 5 - Allowance for Credit Losses included in this Annual Report on Form 10-K.
Our tenants’ and borrowers’ business strategies and their ability to execute their business plans effectively, including in response to evolving competitive, regulatory and consumer dynamics, may also impact our performance, especially over the long-term. The gaming industry continues to experience intensifying competition from multiple sources, including the expansion of gaming in new jurisdictions, the growth of internet gaming, sports betting and other alternatives and accompanying regulatory developments, and evolving consumer preferences and behaviors. Other experiential industries also face varying degrees of competition and other emerging developments that require strategic engagement.
The degree to which individual operators successfully execute their business plans, including navigating these competitive challenges, varies significantly. Strategies that lack sufficient investment in revenue growth, marketing and customer reinvestment, product offering and amenity enhancements, and competitive positioning may result in performance declines over time. These strategic decisions by our tenants and borrowers regarding, among other things, capital allocation, property improvements, technology investments, and marketing, and their ability to successfully implement such initiatives, may influence their ability to maintain market position and financial performance, which in turn may affect their ability to fulfill their contractual obligations pursuant to our lease and loan agreements, as applicable, and therefore, the value of our properties and our overall financial performance.
Pursuant to our portfolio and asset management function, we monitor all of our tenants’ performance at our properties, as well as our borrowers’ performance under our investments, on an ongoing basis to evaluate the near-term financial health of these assets and investments and seek to ensure their long-term viability. Through these efforts, we have observed, and Caesars management has publicly reported, declining profitability of their operations at certain properties we lease to Caesars under the Caesars Regional Master Lease. Accordingly, we continue to evaluate Caesars’ financial performance and ability to maintain compliance with the terms of the Caesars Regional Master Lease.
We believe we remain structurally insulated from short-term operational and financial disruptions in light of the Caesars Regional Master Lease’s remaining nine years in its initial lease term with an initial maturity in July 2035. This is further reinforced by the contractual parent guarantee, pursuant to which Caesars Entertainment, Inc. guarantees throughout the entire lease term the prompt and complete payment and performance in full of all monetary and non-monetary obligations of the tenants under the Caesars leases. However, Caesars’ continued underperformance within the regional portfolio leased from VICI and related market narratives have, and may continue to have, an adverse effect on our stock performance and, accordingly, our cost of capital. In particular, market commentary has arisen regarding the potential impact of such performance trends, including questions from investors and analysts regarding, among other things, the long-term viability of the Caesars Regional Master Lease and potential modifications to address such concerns.
A core component of our asset management function is active engagement and discussion with our tenants regarding matters of strategic importance, including with respect to our tenants’ operations and financial performance at our properties. Our framework with respect to how we approach discussions with our tenants regarding any strategic matter is to consider such matter in light of our long-term economic interests and the interests of our shareholders.
Following this framework, we have engaged in preliminary discussions with Caesars regarding its recent operating performance and the Caesars Regional Master Lease and may continue to do so from time to time. There can be no assurance that these or future discussions will result in any particular outcome or as to the scope, terms or parameters of any such outcome, including with respect to the Caesars Regional Master Lease and our other contractual arrangements with Caesars, or as to the impact of any of the foregoing on us.
For more information, refer to “Financial difficulties experienced by any of our tenants, borrowers or guarantors, including their potential bankruptcy or insolvency, could result in defaults under, or requests to modify or terminate, their lease agreements, related guarantees or loan agreements, or otherwise have a material adverse effect on our business.” in “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Business Strategy
Our business prospects and future growth will be significantly influenced by the success of our business strategy, and the timing, availability and terms of financing, and overall cost of capital in connection with any acquisitions and investments that we may complete, as well as broader macroeconomic and other conditions that affect our tenants’ and borrowers’ operating and financial performance and the gaming and other experiential industries in which they operate, including those described herein. Further, the pricing of any acquisitions or other investments we may consummate and the terms of any leases and loan agreements that we may enter into may significantly impact our future results. Competition to enter into transactions with respect to attractive real estate, desirable tenants and appropriate terms is intense, and we can provide no assurance that any future acquisitions, investments, leases or loan agreements will be on terms as favorable to us as those from comparable recent or historical transactions.
Impact of the Macroeconomic Environment
We anticipate that we will finance our future growth with a combination of debt and equity, although no assurance can be given that we will be able to issue equity and/or debt in such amounts on favorable terms and at a favorable cost of capital, or at all, or that we would not determine to incur more debt on a relative basis at the relevant time due to market conditions or otherwise. The macroeconomic environment has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of changing interest rates, inflationary and recessionary threats, geopolitical and regulatory uncertainty, and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, increasing competition from a variety of sources, and increased operational expenses, such as with respect to the impact of tariffs or trade barriers, labor, insurance or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our lease agreements. Similarly, our borrowers are responsible for operating their businesses, subject to compliance with the terms of our loan agreements.
However, the current macroeconomic environment, including uncertainty around changing interest rates and inflationary or recessionary threats, impacts our business in certain respects, such as our interest expense with respect to the refinancing of recent and upcoming debt maturities, any borrowings under our Revolving Credit Facility, the impact of CPI-based annual rent escalation under certain of our leases, volatility of our share price with respect to sales of common stock, and, with respect to potential transactions, evaluating asset and property values in discussions with potential counterparties and obtaining transaction financing on attractive terms, all of which could increase our cost of capital, limit the benefits of any such transactions, and negatively impact our growth prospects and financial performance.
Overall Implications of Such Material Trends on Our Business
As a triple-net lessor, we believe we are generally in a strong position relative to other creditors given our ownership of the real estate on and in which our tenants’ operations take place and are structurally insulated from our tenants’ short-term operational and performance fluctuations, both positive and negative. However, if our tenants experienced significant negative operational and financial performance over longer, extended periods of time, such performance may have an adverse effect on our business. Our loan investments are similarly subject to risks related to borrower performance. The full extent to which the trends described herein adversely affect our tenants and borrowers, the industries in which they operate, and/or ultimately impact our business depends on future developments that cannot be predicted with confidence, including our tenants’ and borrowers’ business strategy and financial performance, the direct and indirect effects of the trends discussed in this section and the impact of any future measures taken in response to such trends.
For more information, refer to “Part I – Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

DISCUSSION OF OPERATING RESULTS
Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

(In thousands)	2025	2024	Variance
Revenues
Income from sales-type leases	$2,125,367	$2,068,443	$56,924
Income from lease financing receivables, loans and securities	1,763,494	1,662,889	100,605
Other income	77,479	77,422	57
Golf revenues	39,776	40,451	(675)
Total revenues	4,006,116	3,849,205	156,911

Expenses
General and administrative	65,082	69,109	(4,027)
Depreciation	3,637	4,125	(488)
Other expenses	77,479	77,422	57
Golf expenses	26,730	26,895	(165)
Change in allowance for credit losses	177,887	126,720	51,167
Transaction and acquisition expenses	7,729	4,567	3,162
Total expenses	358,544	308,838	49,706

Interest expense	(843,614)	(826,097)	(17,517)
Interest income	14,363	16,095	(1,732)
Other gains	2,658	581	2,077
Income before income taxes	2,820,979	2,730,946	90,033
Provision for income taxes	(2,435)	(9,704)	7,269
Net income	2,818,544	2,721,242	97,302
Less: Net income attributable to non-controlling interests	(43,051)	(42,432)	(619)
Net income attributable to common stockholders	$2,775,493	$2,678,810	$96,683

Revenue

For the years ended December 31, 2025 and 2024, our revenue was comprised of the following items:

(In thousands)	2025	2024	Variance
Leasing revenue	$3,670,466	$3,596,884	$73,582
Income from loans	218,395	134,448	83,947
Other income	77,479	77,422	57
Golf revenues	39,776	40,451	(675)
Total revenues	$4,006,116	$3,849,205	$156,911
Leasing Revenue
The following table details the components of our income from sales-type lease and lease financing receivables:

(In thousands)	2025	2024	Variance
Income from sales-type leases	$2,125,367	$2,068,443	$56,924
Income from lease financing receivables (1)	1,545,099	1,528,441	16,658
Total leasing revenue	3,670,466	3,596,884	73,582
Non-cash adjustment (2)	(524,356)	(537,927)	13,571
Total contractual leasing revenue	$3,146,110	$3,058,957	$87,153
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $73.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. Total contractual leasing revenue increased $87.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increases were primarily driven by the incremental rent increase from funding $400.0 million of capital investments into the Venetian Resort for extensive reinvestment projects through our Partner Property Growth Fund strategy (the “Venetian Capital Investment”) in July and October 2024 and January 2025, as well as the annual rent escalators from certain of our other lease agreements.
Income From Loans
Income from loans increased $83.9 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments.

Expenses
For the years ended December 31, 2025 and 2024, our expenses were comprised of the following items:

(In thousands)	2025	2024	Variance
General and administrative	$65,082	$69,109	$(4,027)
Depreciation	3,637	4,125	(488)
Other expenses	77,479	77,422	57
Golf expenses	26,730	26,895	(165)
Change in allowance for credit losses	177,887	126,720	51,167
Transaction and acquisition expenses	7,729	4,567	3,162
Total expenses	$358,544	$308,838	$49,706
General and Administrative Expenses
General and administrative expenses decreased $4.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a large one-time charitable contribution in 2024 to facilitate the Company’s corporate giving initiatives and by a decrease in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $51.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by changes to the reasonable and supportable period, or R&S Period probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) as a result of market performance, changes in the macroeconomic model used to scenario condition such inputs, and higher initial CECL allowances recorded on our loan origination activity.
Further fluctuations in the change in allowance for credit losses are the result of (i) changes to the long-term period PD as a result of changes in the credit ratings of our existing tenants and their parent guarantors, which are used to estimate the long-term PD and (ii) annual standard updates to the model used to estimate the CECL allowance. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition costs increased $3.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Other Income and Expenses
For the years ended December 31, 2025 and 2024, our non-operating income and expenses were comprised of the following items:

(In thousands)	2025	2024	Variance
Interest expense	$(843,614)	$(826,097)	$(17,517)
Interest income	14,363	16,095	(1,732)
Other gains	2,658	581	2,077
Interest Expense
Interest expense increased $17.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by an increase in the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks, to 4.46% during the year ended December 31, 2025 compared to 4.34% during the year ended December 31, 2024, as a result of a higher effective interest rate on the March 2024 Notes, the December 2024 Notes and the April 2025 Notes as compared to the debt that was refinanced by such notes.

Interest Income
Interest income decreased $1.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by an overall decrease in our cash on hand throughout the current year as compared to the prior year.
Other Gains
Other gains increased $2.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The change primarily relates to the gain or loss from the sale of certain excess land. Additional fluctuations result from our foreign currency remeasurement adjustments associated with our investments in Canada and the United Kingdom. In connection with such investments, we entered into foreign-denominated debt on the Revolving Credit Facility, of which C$165.0 million and £16.5 million is currently outstanding on the Revolving Credit Facility and, since such debt is held at entities with USD as their functional currency, certain of the related assets and liabilities are remeasured through the Statement of Operations.
Results of Operations of VICI Properties L.P.
The operating results of VICI LP are materially consistent with those of the consolidated results of operations of VICI. However, certain differences arise primarily related to the operations of VICI Golf which resulted in additional revenue and income to VICI which are not recognized at VICI LP, partially offset by additional VICI Golf expenses, including depreciation and income taxes and certain general and administrative expenses recognized at VICI but not recognized at VICI LP. Refer to the Explanatory Note at the beginning of this Form 10-K for additional information on the presentation of VICI and VICI LP and the differences between the two Financial Statements.
Results of Operations for the Years Ended December 31, 2024 and 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025 and incorporated by reference herein.

RECONCILIATION OF NON-GAAP MEASURES
We present VICI’s Funds From Operations (FFO), FFO per share, Adjusted Funds From Operations (AFFO), AFFO per share, and Adjusted EBITDA, which are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). These are non-GAAP financial measures and should not be construed as alternatives to net income or as an indicator of operating performance (as determined in accordance with GAAP). We believe FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of VICI’s business.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (or losses), deferred income tax expenses and benefits, other non-recurring non-cash transactions, and non-cash adjustments attributable to non-controlling interests with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Year Ended December 31,
(In thousands, except share data and per share data)	2025	2024
Net income attributable to common stockholders	$2,775,493	$2,678,810
Real estate depreciation	—	—
FFO attributable to common stockholders	2,775,493	2,678,810
Non-cash leasing and financing adjustments	(524,187)	(537,708)
Non-cash change in allowance for credit losses	177,887	126,720
Non-cash stock-based compensation	16,195	17,511
Transaction and acquisition expenses	7,729	4,567
Amortization of debt issuance costs and original issue discount	72,337	71,592
Other depreciation	3,115	3,428
Capital expenditures	(1,238)	(3,007)
Other gains (1)	(2,658)	(581)
Deferred income tax (benefit) provision	(1,743)	5,439
Non-cash adjustments attributable to non-controlling interests	3,326	4,022
AFFO attributable to common stockholders	2,526,256	2,370,793
Interest expense, net	756,914	738,410
Current income tax expense	4,178	4,265
Adjustments attributable to non-controlling interests	(8,639)	(8,551)
Adjusted EBITDA attributable to common stockholders	$3,278,709	$3,104,917

Net income per common share
Basic	$2.61	$2.56
Diluted	$2.61	$2.56
FFO per common share
Basic	$2.61	$2.56
Diluted	$2.61	$2.56
AFFO per common share
Basic	$2.38	$2.26
Diluted	$2.38	$2.26
Weighted average number of shares of common shares outstanding
Basic	1,062,006,448	1,046,739,537
Diluted	1,062,693,062	1,047,675,111
____________________
(1) Represents non-cash foreign currency remeasurement adjustments and gain on sale of land.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2025, our available cash and cash equivalents balance, short-term investments and capacity under our Revolving Credit Facility were as follows:

(In thousands)	December 31, 2025
Cash and cash equivalents	$563,479
Short-term investments	44,484
Capacity under Revolving Credit Facility (1)	2,357,547
Proceeds available from settlement of Forward Sale Agreements (2)	243,343
Total	$3,208,853
____________________
(1)The Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 7,750,000 outstanding forward shares as of December 31, 2025 under our at-the-market forward sale agreements at a forward sales price of $31.40 calculated as of December 31, 2025.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations, debt maturities and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our lease agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, net proceeds available under our outstanding forward sale agreements, and proceeds from any future issuances of debt and equity securities (including issuances under any future “at-the-market” program) for the next 12 months and in future periods.
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
Material Cash Requirements
Contractual Obligations
Our short-term obligations consist primarily of regular interest payments on our debt obligations, dividends to our common stockholders, distributions to the VICI OP Unit holders, the holders of the Lucky Strike OP Units (as defined in Note 2 - Summary of Significant Accounting Policies) and to the 20% third-party owners of Harrah’s Joliet LandCo LLC, normal recurring operating expenses, recurring expenditures for corporate and administrative needs, certain lease and other contractual commitments related to our golf operations and certain non-recurring expenditures. For more information on our material contractual commitments, refer to Note 10 - Commitments and Contingent Liabilities.
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of December 31, 2025, we had $17.1 billion of debt obligations outstanding, of which $500.0 million matures on September 1, 2026 and $1.25 billion matures on December 1, 2026. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans, and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of December 31, 2025. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2026	2027	2028	2029	2030 and Thereafter
Long-term debt, principal
Senior unsecured notes	$13,950,000	$1,750,000	$1,500,000	$2,000,000	$1,750,000	$6,950,000
MGM Grand/Mandalay Bay CMBS debt	3,000,000	—	—	—	—	3,000,000
Revolving credit facility	142,453	—	—	—	142,453	—
Scheduled interest payments (1)	5,312,306	795,190	684,237	601,619	532,927	2,698,333
Total debt contractual obligations	22,404,759	2,545,190	2,184,237	2,601,619	2,425,380	12,648,333

Leases and contracts (2)
Future funding commitments – loan investments (3)	623,495	606,340	17,155	—	—	—
Golf course operating lease and contractual commitments	37,856	2,197	2,241	2,285	2,332	28,801
Corporate office lease	15,356	1,742	871	1,742	828	10,173
Total leases and contractual obligations	676,707	610,279	20,267	4,027	3,160	38,974

Total contractual commitments	$23,081,466	$3,155,469	$2,204,504	$2,605,646	$2,428,540	$12,687,307
__________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the CORRA and SONIA rates as of December 31, 2025.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund. As of December 31, 2025, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw such future funds, prior to November 1, 2026. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects. For further information, refer to Note 3 – Real Estate Transactions.

Cash Flow Analysis
The table below summarizes our cash flows for the years ended December 31, 2025 and 2024:

(In thousands)	2025	2024	Variance ($)
Cash, cash equivalents and restricted cash
Provided by operating activities	$2,509,991	$2,381,498	$128,493
Used in investing activities	(904,766)	(922,781)	18,015
Used in financing activities	(1,566,521)	(1,457,121)	(109,400)
Net increase in cash, cash equivalents and restricted cash	$38,864	$2,041	$36,823
Cash Flows from Operating Activities
Net cash provided by operating activities increased $128.5 million for the year ended December 31, 2025 compared with the year ended December 31, 2024. The increase was primarily driven by the annual rent escalators on certain of our lease agreements and the incremental rent increases from the Venetian Capital Investment (which occurred in July and October 2024 and January 2025), as well as the incremental interest income associated with additional loan fundings and originations.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $18.0 million for the year ended December 31, 2025 compared with the year ended December 31, 2024.
During the year ended December 31, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $887.2 million;
•Investment in short-term investments of $44.5 million;
•Proceeds from the partial repayment of certain debt investments and deferred fees in the amount of $27.5 million;
•Capitalized transaction costs of $4.7 million; and
•Acquisition of property and equipment costs of $1.3 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities increased $109.4 million for the year ended December 31, 2025 compared with the year ended December 31, 2024.
During the year ended December 31, 2025, the primary sources and uses of cash from financing activities included:
•Dividend payments of $1,853.5 million;
•Net proceeds from the issuance of the April 2025 Notes in the amount of $1,284.4 million;
•Redemption of the outstanding $800.0 million in aggregate principal amount of the 4.625% senior unsecured notes due 2025 and $500.0 million in aggregate principal amount of the 4.375% senior unsecured notes due 2025;
•Draws of $426.0 million and repayments of $439.9 million on our Revolving Credit Facility;
•Net proceeds of $375.3 million from the physical settlement of 12,101,372 forward shares under our ATM Program;
•Distributions of $32.2 million to non-controlling interests;
•Payments of debt issuance costs of $19.5 million; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.

During the year ended December 31, 2024, the primary sources and uses of cash from financing activities included:
•Redemption of the outstanding (i) $1,050.0 million in aggregate principal amount of the 5.625% senior unsecured notes due 2024, and (ii) $750.0 million in aggregate principal amount of the 3.500% senior unsecured notes due 2025;
•Net proceeds from the issuance of the March 2024 Notes and December 2024 Notes in the amount of $1,771.2 million;
•Dividend payments of $1,753.0 million;
•Proceeds of $378.7 million from the physical settlement of 13,194,739 forward shares under our ATM Program, net of equity offering costs paid in the current year;
•Draws of $82.2 million in aggregate on our Revolving Credit Facility and paydowns of $94.3 million on our Revolving Credit Facility;
•Distributions of $31.2 million to non-controlling interests;
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $5.3 million; and
•Payments of debt issuance costs of $5.3 million.
Debt
For a summary of our debt obligations as of December 31, 2025, refer to Note 7 - Debt. For a summary of our financing activities in 2025 refer to “Summary of Significant 2025 Activity - Financing and Capital Markets Activity” above.
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
At December 31, 2025, we were in compliance with all required debt-related covenants, including financial covenants.
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
The following table illustrates the impact on the CECL allowance of our investment portfolio as a result of a 10% increase and decrease in the weighted average percentages used to estimate Long-Term PD and LGD of all of our tenants and their parent guarantors. Refer to Note 5 - Allowance for Credit Losses for further information on our CECL Allowance and related balances as of December 31, 2025.

($ in thousands)	Long-Term PD		Long-Term LGD
Change	Change in CECL Allowance %	Change in CECL Allowance $	Change in CECL Allowance %	Change in CECL Allowance $
10% increase	0.20%	$91,618	0.24%	$110,132
10% decrease	(0.21)%	$(94,688)	(0.25)%	$(110,137)
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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of December 31, 2025, we had $17.1 billion of aggregate principal amount of outstanding indebtedness, of which 99.2% has a fixed interest rate and 0.8% has a variable interest rate, representing the US$142.5 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of December 31, 2025, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.4 million using the applicable exchange rate as of December 31, 2025.
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
VICI’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
VICI LP’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that VICI LP’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited VICI LP’s financial statements included in this report on Form 10-K and issued its attestation report, which is included herein and expresses an unqualified opinion on the effectiveness of VICI LP’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

ITEM 9B.	Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The following information is being disclosed pursuant to General Instruction B.3 to Form 8-K in lieu of filing a separate Form 8-K report.

Item 5.02. Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Appointment of New Chief Accounting Officer
On February 24, 2026, the Board of Directors approved the appointment of Jeremy L. Waxman, the Company’s Vice President, Accounting and Administration, to serve as the Company’s Vice President, Chief Accounting Officer (and principal accounting officer) effective as of March 1, 2026.
Mr. Waxman, 38, has been employed by the Company for more than seven years and has served in his current role since October 1, 2023. He previously served as the Company’s Vice President, Accounting from March 1, 2020 to October 1, 2023, and served as Director of Accounting from June 25, 2018 to March 1, 2020. Prior to joining the Company, Mr. Waxman served in the real estate assurance practice at Ernst & Young for more than eight years beginning in January 2011, most recently as a Senior Manager, where he worked with a diverse group of public and private real estate companies addressing a range of audit, internal control, and complex accounting issues. Mr. Waxman is licensed as a Certified Public Accountant in New York and received his Masters in Accounting and his B.S., Business, Accounting from Miami University of Ohio.
There are no arrangements or understandings between Mr. Waxman and any other persons pursuant to which he was selected as the Company’s Chief Accounting Officer. There are no family relationships between Mr. Waxman and the executive officers or directors of the Company and no transactions that would require disclosure under Item 404(a) of Regulation S-K. There was no material amendment to any material plan, contract, or arrangement with respect to Mr. Waxman’s compensation in connection with his appointment.
Upon the effectiveness of Mr. Waxman’s appointment on March 1, 2026, Gabriel F. Wasserman will cease serving in his capacity as the Company’s Chief Accounting Officer (and principal accounting officer) and will remain with the Company in an expanded role as Managing Director, Business Development and VICI Experiential Credit Solutions.
Amended and Restated Employment Agreements
On February 25, 2026, the Company and VICI LP entered into amended and restated employment agreements with each of the Company’s named executive officers: Edward B. Pitoniak (the Company’s Chief Executive Officer), John W.R. Payne (the Company’s President and Chief Operating Officer), David A. Kieske (the Company’s Executive Vice President, Chief Financial Officer and Treasurer), and Samantha S. Gallagher (the Company’s Executive Vice President, General Counsel and Secretary) (each, an “Amended and Restated Employment Agreement” and, together, the “Amended and Restated Employment Agreements”).
The Amended and Restated Employment Agreements are substantially similar to the named executive officers’ prior employment agreements, as described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 17, 2025 (together, the “Prior Employment Agreements”), but reflect several updates, including: (i) removal of the fixed term in the Prior Employment Agreements and related non-renewal (and severance upon non-renewal) provisions, (ii) clarification that no annual equity award will be made to a named executive officer if notice of his or her retirement (or other termination) has been given before the annual grant date, and (iii) application of a 12-month non-competition and non-solicitation covenants following any cessation of employment (as compared to shorter periods that in certain cases could have applied under the Prior Employment Agreements).

In addition, the annual base salaries, target annual bonus opportunities and maximum annual bonus opportunities under the Amended and Restated Employment Agreements are updated to reflect those in effect for the 2026 compensation year for Messrs. Pitoniak, Payne, Kieske and Ms. Gallagher, which are: (a) annual base salaries of $1,000,000, $1,200,000, $670,000, and $648,000, respectively; (b) target annual bonus opportunities (as a percentage of base salary) of 225%, 135%, 150%, and 150%, respectively; and (c) maximum annual bonus opportunities (as a percentage of base salary) of 450%, 270%, 300%, and 300%, respectively.
Except for items that are personal to an executive (such as title/role, annual base salary, target and maximum annual bonus opportunities and severance multiple), each named executive officer’s Amended and Restated Employment Agreement is substantially identical to the other named executive officers’ Amended and Restated Employment Agreements.
Each Amended and Restated Employment Agreement is effective as of February 25, 2026 and will continue in effect until the executive’s employment is terminated in accordance with the terms of the agreement.
The foregoing description of the Amended and Restated Employment Agreements is summary in nature, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the complete text of the Amended and Restated Employment Agreements, which are attached hereto as Exhibits 10.39, 10.40, 10.41 and 10.42 and incorporated by reference herein.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1).     Financial Statements.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(2).     Financial Statement Schedules.
See the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
(a)(3).     Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	10/11/2017

3.2	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	3/3/2021

3.3	Articles of Amendment to the Articles of Amendment and Restatement of VICI Properties Inc.		8-K	3.1	9/14/2021

3.4	Amended and Restated Bylaws of VICI Properties Inc. (as amended December 19, 2022).		10-K	3.4	2/23/2023

4.1	4.250% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.1	11/26/2019

4.2	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.2	2/22/2024

4.3	4.625% Senior Notes Indenture, dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	11/26/2019

4.4	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of November 26, 2019, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.4	2/22/2024

4.5	3.750% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.2	2/5/2020

4.6	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.8	2/22/2024

4.7	4.125% Senior Notes Indenture, dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.		8-K	4.3	2/5/2020

4.8	Supplemental Indenture, dated as of April 29, 2022, to the Indenture dated as of February 5, 2020, among VICI Properties L.P., VICI Note Co. Inc., and UMB Bank, National Association, as trustee.		10-K	4.10	2/22/2024

4.9	Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.1	4/29/2022

4.10	First Supplemental Indenture, dated as of April 29, 2022, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	4/29/2022

4.11	Second Supplemental Indenture, dated as of March 18, 2024, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	3/18/2024

4.12	Third Supplemental Indenture, dated as of December 19, 2024, between VICI Properties L.P. and UMB Bank, National Association, as trustee.	8-K	4.2	12/19/2024

4.13	Fourth Supplemental Indenture, dated as of April 7, 2025, between VICI Properties L.P. and UMB Bank, National Association, as trustee	8-K	4.2	4/7/2025

4.14	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.10).	8-K	4.4	4/29/2022

4.15	Form of Global Note representing the 4.950% Senior Notes due 2030 (included in Exhibit 4.10).	8-K	4.5	4/29/2022

4.16	Form of Global Note representing the 5.125% Senior Notes due 2032 (included in Exhibit 4.10).	8-K	4.6	4/29/2022

4.17	Form of Global Note representing the 5.625% Senior Notes due 2052 (included in Exhibit 4.10).	8-K	4.7	4/29/2022

4.18	Form of Global Note representing the 5.750% Senior Notes due 2034 (included in Exhibit 4.11)	8-K	4.3	3/18/2024

4.19	Form of Global Note representing the 6.125% Senior Notes due 2054 (included in Exhibit 4.11)	8-K	4.4	3/18/2024

4.20	Form of Global Note representing the 5.125% Senior Notes due 2031 (included in Exhibit 4.12)	8-K	4.3	12/19/2024

4.21	Form of Global Note representing the 4.750% Senior Notes due 2028 (included in Exhibit 4.13)	8-K	4.3	4/7/2025

4.22	Form of Global Note representing the 5.625% Senior Notes due 2035 (included in Exhibit 4.13)	8-K	4.4	4/7/2025

4.23	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2026, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.10	4/29/2022

4.24	Indenture, dated as of April 29, 2022, relating to the 5.750% Senior Notes due 2027, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.11	4/29/2022

4.25	Indenture, dated as of April 29, 2022, relating to the 4.500% Senior Notes due 2028, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.12	4/29/2022

4.26	Indenture, dated as of April 29, 2022, relating to the 3.875% Senior Notes due 2029, between VICI Properties L.P., VICI Note Co. Inc. and UMB Bank, National Association, as trustee.	8-K	4.13	4/29/2022

4.27	Form of Global Note representing the 4.500% Senior Notes due 2026 (included in Exhibit 4.23).	8-K	4.16	4/29/2022

4.28	Form of Global Note representing the 5.750% Senior Notes due 2027 (included in Exhibit 4.24).	8-K	4.17	4/29/2022

4.29	Form of Global Note representing the 4.500% Senior Notes due 2028 (included in Exhibit 4.25).	8-K	4.18	4/29/2022

4.30	Form of Global Note representing the 3.875% Senior Notes due 2029 (included in Exhibit 4.26).	8-K	4.19	4/29/2022

4.31	Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	4.1	8/12/2016

4.32	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of August 12, 2016, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.2	9/27/2021

4.33	Indenture, dated as of January 25, 2019, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	1/25/2019

4.34	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of January 25, 2019, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.4	9/27/2021

4.35	Indenture, dated as of September 21, 2017, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	4.1	9/21/2017

4.36	Seventh Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of September 21, 2017, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.3	9/27/2021

4.37	Indenture, dated as of November 19, 2020, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors named therein, and U.S. Bank National Association as Trustee.		8-K	4.1	11/20/2020

4.38	First Supplemental Indenture, dated as of September 23, 2021, to the Indenture dated as of November 19, 2020, by and among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as Trustee.		8-K	4.6	9/27/2021

4.39	Description of Securities	X

10.1	Las Vegas Lease (Conformed through Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC as Tenant		8-K	10.1	7/21/2020

10.2	Third Amendment to Las Vegas Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.15	10/28/2020

10.3	Fourth Amendment to Las Vegas Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.3	2/18/2021

10.4	Fifth Amendment to Las Vegas Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-Q	10.4	10/27/2021

10.5	Sixth Amendment to Las Vegas Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC and Claudine Propco LLC as Landlord and, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas LLC		10-K	10.5	2/23/2022

10.6+	Regional Lease (Conformed through Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC		8-K	10.2	7/21/2020

10.7+	Sixth Amendment to Regional Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto		10-Q	10.13	10/28/2020

10.8	Seventh Amendment to Regional Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto	10-K	10.6	2/18/2021

10.9	Eighth Amendment to Regional Lease, dated as of September 3, 2021, by and among the entities listed on Schedules A and B thereto	10-Q	10.5	10/27/2021

10.10+	Ninth Amendment to Regional Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.10	2/23/2022

10.11	Tenth Amendment to Regional Lease, dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto	10-K	10.11	2/23/2022

10.12	Eleventh Amendment to Regional Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto.	10-Q	10.1	10/27/2022

10.13	Twelfth Amendment to Regional Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto	10-Q	10.1	5/1/2023

10.14	Thirteenth Amendment to Regional Lease, dated as of June 27, 2025, by and among the entities listed on Schedules A and B thereto	10-Q	10.1	7/30/2025

10.15+	Lease (Joliet) (Conformed through Second Amendment), dated as of July 20, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	8-K	10.3	7/21/2020

10.16	Third Amendment to Lease (Joliet), dated as of September 30, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.14	10/28/2020

10.17	Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.9	2/18/2021

10.18	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-Q	10.6	10/27/2021

10.19	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership	10-K	10.16	2/23/2022

10.20	Amended and Restated Omnibus Amendment to Leases, dated October 27, 2020	10-Q	10.16	10/28/2020

10.21	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof), CPLV Property Owner LLC, and Claudine Propco LLC (Las Vegas Master Lease)	8-K	10.4	7/21/2020

10.22	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and the entities listed on Schedule A thereto (Regional Lease).	8-K	10.5	7/21/2020

10.23	Guaranty of Lease entered into as of July 20, 2020 by and between Eldorado Resorts, Inc. (to be renamed Caesars Entertainment, Inc. and converted to a Delaware corporation on the date thereof) and Harrah’s Joliet Landco LLC (Caesars Joliet Lease)	8-K	10.6	7/21/2020

10.24	Amended and Restated Master Lease, by and between MGP Lessor, LLC and MGM Lessee, LLC, dated as of April 29, 2022.	8-K	10.1	4/29/2022

10.25	First Amendment to Amended and Restated Master Lease, dated as of December 19, 2022, by and between MGP Lessor, LLC and MGM Lessee, LLC.	8-K	10.1	12/19/2022

10.26	Second Amendment to Amended and Restated Master Lease, dated as of February 15, 2023, by and between MGP Lessor, LLC and MGM Lessee, LLC.		10-K	10.24	2/23/2023

10.27	Amended and Restated Guaranty of Master Lease, by and between MGM Resorts International and MGP Lessor, LLC, dated as of April 29, 2022.		8-K	10.2	4/29/2022

10.28	Tax Protection Agreement, by and among VICI Properties Inc., VICI Properties OP LLC, MGM Resorts International and the other parties thereto, dated as of April 29, 2022.		8-K	10.3	4/29/2022

10.29	Lease, by and between Mandalay PropCo, LLC, MGM Grand PropCo, LLC and MGM Lessee II, LLC, dated as of February 14, 2020		10-K	10.31	2/23/2023

10.30	Guaranty of Lease Documents, by and between MGM Resorts International and Mandalay PropCo, LLC, MGM Grand PropCo, LLC, dated as of February 14, 2020		10-K	10.32	2/23/2023

10.31	Loan Agreement, by and among Mandalay PropCo, LLC, MGM Grand PropCo, LLC, Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG. New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., as administrative agent, dated as of February 14, 2020		10-K	10.33	2/23/2023

10.32	First Amendment to Loan Agreement, dated as of March 30, 2020, among Mandalay Bay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender		10-K	10.34	2/23/2023

10.33	Second Amendment to Loan Agreement, dated as of May 1, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Citi Real Estate Funding Inc., Barclays Capital Real Estate Inc., Deutsche Bank AG, New York Branch, Société Générale Financial Corporation and Citi Real Estate Funding Inc., collectively, as Lender		10-K	10.35	2/23/2023

10.34	Third Amendment to Loan Agreement, dated as of July 15, 2020, among Mandalay PropCo, LLC and MGM Grand PropCo, LLC, collectively as Borrower, and Wilmington Trust, National Association, solely in its capacity as trustee for the benefit of the holders of BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Lender		10-K	10.36	2/23/2023

10.35	Credit Agreement, dated as of February 3, 2025, by and among VICI Properties L.P., as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, N.A., as Administrative Agent		8-K	10.1	2/4/2025

10.36	Second Amended and Restated Agreement of Limited Partnership of VICI Properties L.P.		8-K	10.5	4/29/2022

10.37	Amended and Restated Limited Liability Company Agreement of VICI Properties OP LLC.		8-K	10.4	4/29/2022

10.38	Form of Indemnification Agreement, between VICI Properties Inc. and its directors and officers.		10	10.20	9/28/2017

10.39†	Amended and Restated Employment Agreement, dated as of February 25, 2026, by and between VICI Properties Inc., VICI Properties L.P. and Edward B. Pitoniak.	X

10.40†	Amended and Restated Employment Agreement, dated as of February 25, 2026, by and between VICI Properties Inc., VICI Properties L.P. and John W.R. Payne.	X

10.41†	Amended and Restated Employment Agreement, dated as of February 25, 2026, by and between VICI Properties Inc., VICI Properties L.P. and David A. Kieske.	X

10.42†	Amended and Restated Employment Agreement, dated as of February 25, 2026, by and between VICI Properties Inc., VICI Properties L.P. and Samantha Sacks Gallagher.	X

10.43†	VICI Properties Inc. 2017 Stock Incentive Plan.		8-K	10.28	10/11/2017

10.44†	Amendment No. 1 to VICI Properties Inc. 2017 Stock Incentive Plan.		10-K	10.52	2/14/2019

10.45†	Form of Restricted Stock Grant.		10-K	10.39	3/28/2018

10.46†	Form of LTIP Time-Based Restricted Stock Grant Agreement.		10-K	10.47	2/22/2024

10.47†	Form of LTIP Performance-Based Restricted Stock Unit Agreement.		10-K	10.48	2/22/2024

19.1	Inside Information and Securities Trading Policy and Procedures of VICI Properties Inc.		10-K	19.1	2/20/2025

21.1	Subsidiaries of VICI Properties Inc.	X

21.2	Subsidiaries of VICI Properties L.P.	X

23.1	Consent of Deloitte & Touche LLP for VICI Properties Inc.	X

23.2	Consent of Deloitte & Touche LLP for VICI Properties L.P.	X

24.1	Power of Attorney (included on signature page)	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97.1	VICI Properties Inc. Incentive Compensation Clawback Policy		10-K	97.1	2/22/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VICI PROPERTIES INC.

February 25, 2026	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer and Director

VICI PROPERTIES L.P.

February 25, 2026	By:	/S/ EDWARD B. PITONIAK
Edward B. Pitoniak
Chief Executive Officer
POWER OF ATTORNEY
Each of the officers and directors of VICI Properties Inc. and the officers of VICI Properties L.P., whose signature appears below, in so signing, also makes, constitutes and appoints each of Edward B. Pitoniak, David A. Kieske and Gabriel F. Wasserman, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and all other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD B. PITONIAK	Chief Executive Officer and Director	February 25, 2026
Edward B. Pitoniak	(Principal Executive Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ DAVID A. KIESKE	Chief Financial Officer	February 25, 2026
David A. Kieske	(Principal Financial Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ GABRIEL F. WASSERMAN	Chief Accounting Officer	February 25, 2026
Gabriel F. Wasserman	(Principal Accounting Officer of VICI Properties Inc. and VICI Properties L.P.)

/S/ JAMES R. ABRAHAMSON	Chair of the Board of Directors	February 25, 2026
James R. Abrahamson

/S/ DIANA F. CANTOR	Director	February 25, 2026
Diana F. Cantor

/S/ MONICA H. DOUGLAS	Director	February 25, 2026
Monica H. Douglas

/S/ ELIZABETH I. HOLLAND	Director	February 25, 2026
Elizabeth I. Holland

/S/ CRAIG MACNAB	Director	February 25, 2026
Craig Macnab

/S/ MICHAEL D. RUMBOLZ	Director	February 25, 2026
Michael D. Rumbolz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Expected losses within the Company’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants and their parent guarantors over the life of each sales-type lease and lease financing receivable by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Company’s tenants and their parent guarantors. Significant inputs to the Company’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenants’ and their parent guarantors’ credit profile related to sales-type leases and lease financing receivables.
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
February 25, 2026
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VICI Properties L.P. and subsidiaries (the "Partnership") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Expected losses within the Partnership’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of its tenants and their parent guarantors over the life of each sales-type lease and lease financing receivable by using a model from an independent third-party provider. The PD and LGD are estimated during a reasonable and supportable period which is developed by using the current financial condition of the tenants and their parent guarantors and applying it to a projection of economic conditions over a two-year term. The PD and LGD are also estimated for a long-term period by using the average historical default rates and historical loss rates of public companies that have similar credit profiles or characteristics to the Partnership’s tenants and their parent guarantors. Significant inputs to the Partnership’s forecasting methods include the tenants’ short-term and long-term PD and LGD based on the tenants’ and their parent guarantors’ credit profile related to sales-type leases and lease financing receivables.
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
February 25, 2026
We have served as the Partnership's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of VICI Properties L.P. and the Board of Directors of VICI Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of VICI Properties L.P. and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Partnership and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 25, 2026

VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,706,563	$23,581,101
Investments in leases - financing receivables, net	18,697,133	18,430,320
Investments in loans and securities, net	2,525,457	1,651,533
Land	148,002	150,727
Cash and cash equivalents	563,479	524,615
Short-term investments	44,484	—
Other assets	1,039,050	1,030,644
Total assets	$46,724,168	$45,368,940

Liabilities
Debt, net	$16,773,241	$16,732,889
Accrued expenses and deferred revenue	238,715	217,956
Dividends and distributions payable	486,259	461,954
Other liabilities	1,003,366	1,004,340
Total liabilities	18,501,581	18,417,139

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,068,811,371 and 1,056,366,685 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	10,688	10,564
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	24,898,868	24,515,417
Accumulated other comprehensive income	121,031	144,574
Retained earnings	2,767,053	1,867,400
Total VICI stockholders’ equity	27,797,640	26,537,955
Non-controlling interests	424,947	413,846
Total stockholders’ equity	28,222,587	26,951,801
Total liabilities and stockholders’ equity	$46,724,168	$45,368,940
_______________________________________________________
Note: As of December 31, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively, and $802.7 million, $737.1 million, $25.0 million, and $20.6 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Income from sales-type leases	$2,125,367	$2,068,443	$1,980,178
Income from lease financing receivables, loans and securities	1,763,494	1,662,889	1,519,516
Other income	77,479	77,422	73,326
Golf revenues	39,776	40,451	38,968
Total revenues	4,006,116	3,849,205	3,611,988

Expenses
General and administrative	65,082	69,109	59,603
Depreciation	3,637	4,125	4,298
Other expenses	77,479	77,422	73,326
Golf expenses	26,730	26,895	27,089
Change in allowance for credit losses	177,887	126,720	102,824
Transaction and acquisition expenses	7,729	4,567	8,017
Total expenses	358,544	308,838	275,157

Interest expense	(843,614)	(826,097)	(818,056)
Interest income	14,363	16,095	23,970
Other gains	2,658	581	4,456
Income from unconsolidated affiliate	—	—	1,280
Income before income taxes	2,820,979	2,730,946	2,548,481
(Provision for) benefit from income taxes	(2,435)	(9,704)	6,141
Net income	2,818,544	2,721,242	2,554,622
Less: Net income attributable to non-controlling interests	(43,051)	(42,432)	(41,082)
Net income attributable to common stockholders	$2,775,493	$2,678,810	$2,513,540

Net income per common share
Basic	$2.61	$2.56	$2.48
Diluted	$2.61	$2.56	$2.47

Weighted average number of shares of common stock outstanding
Basic	1,062,006,448	1,046,739,537	1,014,513,195
Diluted	1,062,693,062	1,047,675,111	1,015,776,697

Other comprehensive income
Net income	$2,818,544	$2,721,242	$2,554,622
Reclassification of derivative gain to Interest expense	(25,509)	(24,662)	(24,148)
Unrealized (loss) gain on cash flow hedges	(5,949)	26,973	(9,655)
Foreign currency translation adjustments	7,649	(11,762)	1,952
Comprehensive income	2,794,735	2,711,791	2,522,771
Comprehensive income attributable to non-controlling interests	(42,785)	(42,277)	(40,714)
Comprehensive income attributable to common stockholders	$2,751,950	$2,669,514	$2,482,057
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2022	$9,631	$21,645,499	$185,353	$93,154	$21,933,637	$356,476	$22,290,113
Net income	—	—	—	2,513,540	2,513,540	41,082	2,554,622
Issuance of common stock, net	791	2,478,929	—	—	2,479,720	—	2,479,720
Issuance of partnership units	—	—	—		—	24,390	24,390
Reallocation of equity	—	(8,993)	—	—	(8,993)	8,993	—
Dividends and distributions declared ($1.610 per common share)	—	—	—	(1,640,932)	(1,640,932)	(28,858)	(1,669,790)
Stock-based compensation, net of forfeitures	5	10,437	—	—	10,442	128	10,570
Reclassification of derivative gain to Interest expense	—	—	(23,860)	—	(23,860)	(288)	(24,148)
Unrealized loss on cash flow hedges	—	—	(9,551)	—	(9,551)	(104)	(9,655)
Foreign currency translation adjustments	—	—	1,928	—	1,928	24	1,952
Balance as of December 31, 2023	10,427	24,125,872	153,870	965,762	25,255,931	401,843	25,657,774
Net income	—	—	—	2,678,810	2,678,810	42,432	2,721,242
Issuance of common stock, net	132	378,554	—	—	378,686	—	378,686
Reallocation of equity	—	(975)	—	—	(975)	975	—
Dividends and distributions declared ($1.695 per common share)	—	—	—	(1,777,172)	(1,777,172)	(31,447)	(1,808,619)
Stock-based compensation, net of forfeitures	5	11,966	—	—	11,971	198	12,169
Reclassification of derivative gain to Interest expense	—	—	(24,384)	—	(24,384)	(278)	(24,662)
Unrealized gain on cash flow hedges	—	—	26,668	—	26,668	305	26,973
Foreign currency translation adjustments	—	—	(11,580)		(11,580)	(182)	(11,762)
Balance as of December 31, 2024	10,564	24,515,417	144,574	1,867,400	26,537,955	413,846	26,951,801
Net income	—	—	—	2,775,493	2,775,493	43,051	2,818,544
Issuance of common stock, net	121	375,229	—	—	375,350	—	375,350
Reallocation of equity	—	(639)	—	—	(639)	639	—
Dividends and distributions declared ($1.765 per common share)	—	—	—	(1,875,840)	(1,875,840)	(32,423)	(1,908,263)
Stock-based compensation, net of forfeitures	3	8,861	—	—	8,864	100	8,964
Reclassification of derivative gain to Interest expense	—	—	(25,218)	—	(25,218)	(291)	(25,509)
Unrealized loss on cash flow hedges	—	—	(5,881)	—	(5,881)	(68)	(5,949)
Foreign currency translation adjustments	—	—	7,556	—	7,556	93	7,649
Balance as of December 31, 2025	$10,688	$24,898,868	$121,031	$2,767,053	$27,797,640	$424,947	$28,222,587
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$2,818,544	$2,721,242	$2,554,622
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(523,920)	(537,708)	(515,488)
Stock-based compensation	16,195	17,511	15,536
Depreciation	3,637	4,125	4,298
Other gains	(2,658)	(581)	(4,456)
Amortization of debt issuance costs and original issue discount	46,831	46,668	46,123
Change in allowance for credit losses	177,887	126,720	102,824
Deferred income taxes	(1,743)	5,439	(10,426)
Payment-in-kind interest	(37,547)	—	—
Net proceeds from settlement of derivatives	1,767	9,602	—
Income from unconsolidated affiliate	—	—	(1,280)
Distributions from unconsolidated affiliate	—	—	3,273
Change in operating assets and liabilities:
Other assets	(441)	3,428	5,124
Accrued expenses and deferred revenue	12,986	(13,443)	(11,645)
Other liabilities	(1,547)	(1,505)	(7,496)
Net cash provided by operating activities	2,509,991	2,381,498	2,181,009

Cash flows from investing activities
Investments in leases - sales-type	—	(411,800)	(241,139)
Investments in leases - financing receivables	—	(248)	(1,131,996)
Investments in loans and securities	(887,246)	(579,057)	(959,135)
Principal repayments of loans and securities and receipts of deferred fees	27,489	80,750	482,006
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	—	(1,266,905)
Capitalized transaction costs	(4,692)	(5,863)	(1,468)
Investments in short-term investments	(44,484)	(29,579)	—
Maturities of short-term investments	—	29,579	217,342
Proceeds from sale of real estate	5,502	963	6,235
Acquisition of property and equipment	(1,335)	(7,526)	(4,035)
Net cash used in investing activities	(904,766)	(922,781)	(2,899,095)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Cash flows from financing activities
Proceeds from offering of common stock, net	375,349	378,687	2,480,105
Proceeds from Revolving Credit Facility	426,024	82,200	419,148
Repayment of Revolving Credit Facility	(439,942)	(94,306)	(250,000)
Proceeds from senior unsecured notes offerings	1,284,437	1,771,168	—
Redemption of senior unsecured notes	(1,300,000)	(1,800,000)	—
Debt issuance costs	(19,481)	(5,303)	(105)
Repurchase of stock for tax withholding	(7,232)	(5,341)	(4,966)
Distributions to non-controlling interests	(32,209)	(31,235)	(28,552)
Dividends paid	(1,853,467)	(1,752,991)	(1,583,840)
Net cash (used in) provided by financing activities	(1,566,521)	(1,457,121)	1,031,790

Effect of exchange rate changes on cash, cash equivalents and restricted cash	160	445	(63)

Net increase in cash, cash equivalents and restricted cash	38,864	2,041	313,641
Cash, cash equivalents and restricted cash, beginning of period	524,615	522,574	208,933
Cash, cash equivalents and restricted cash, end of period	$563,479	$524,615	$522,574

Supplemental cash flow information:
Cash paid for interest	$778,793	$781,401	$762,610
Cash paid for income taxes	7,337	3,338	4,915
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$486,469	$462,170	$439,486
Issuance of stock-based compensation subject to repurchase for tax withholding	18,613	17,576	11,443
Accrued capitalized transaction costs	3,491	1,600	2,311
Debt issuance costs payable	5	476	45
Non-cash change in Investments in leases - financing receivables	282,989	283,406	276,929
Obtaining right-of-use assets in exchange for lease liabilities	—	15,523	82,099
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit data)

	December 31, 2025	December 31, 2024
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,706,563	$23,581,101
Investments in leases - financing receivables, net	18,697,133	18,430,320
Investments in loans and securities, net	2,525,457	1,651,533
Land	148,002	150,727
Cash and cash equivalents	553,412	456,899
Short-term investments	44,484	—
Other assets	961,227	1,015,180
Total assets	$46,636,278	$45,285,760

Liabilities
Debt, net	$16,773,241	$16,732,889
Accrued expenses and deferred revenue	236,424	215,452
Distributions payable	486,259	461,954
Other liabilities	990,176	990,577
Total liabilities	18,486,100	18,400,872

Commitments and contingent liabilities (Note 10)

Partners’ capital
Partners’ capital, 1,081,042,744 and 1,068,598,058 operating partnership units issued and outstanding at December 31, 2025 and December 31, 2024, respectively	27,923,645	26,634,873
Accumulated other comprehensive income	120,090	143,899
Total VICI LP’s capital	28,043,735	26,778,772
Non-controlling interests	106,443	106,116
Total capital attributable to partners	28,150,178	26,884,888
Total liabilities and partners’ capital	$46,636,278	$45,285,760
_______________________________________________________
Note: As of December 31, 2025 and December 31, 2024, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and Other assets (sales-type sub-leases) are net of $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively, and $802.7 million, $737.1 million, $25.0 million, and $20.6 million, respectively, of Allowance for credit losses. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Income from sales-type leases	$2,125,367	$2,068,443	$1,980,178
Income from lease financing receivables, loans and securities	1,763,494	1,662,889	1,519,516
Other income	77,479	77,422	73,326
Total revenues	3,966,340	3,808,754	3,573,020

Expenses
General and administrative	62,438	63,909	59,570
Depreciation	521	699	558
Other expenses	77,479	77,422	73,326
Change in allowance for credit losses	177,887	126,720	102,824
Transaction and acquisition expenses	7,729	4,567	8,017
Total expenses	326,054	273,317	244,295

Interest expense	(843,614)	(826,097)	(818,056)
Interest income	13,860	14,013	21,444
Other gains	2,658	581	4,456
Income from unconsolidated affiliate	—	—	1,280
Income before income taxes	2,813,190	2,723,934	2,537,849
(Provision for) benefit from income taxes	(543)	(8,479)	8,121
Net income	2,812,647	2,715,455	2,545,970
Less: Net income attributable to non-controlling interests	(11,165)	(11,200)	(10,904)
Net income attributable to partners	$2,801,482	$2,704,255	$2,535,066

Net income per Partnership unit
Basic	$2.61	$2.55	$2.47
Diluted	$2.61	$2.55	$2.47

Weighted average number of Partnership units outstanding
Basic	1,074,237,821	1,058,970,910	1,026,744,568
Diluted	1,074,924,435	1,059,906,484	1,028,008,070

Other comprehensive income
Net income attributable to partners	$2,801,482	$2,704,255	$2,535,066
Reclassification of derivative gain to Interest expense	(25,509)	(24,662)	(24,148)
Unrealized (loss) gain on cash flow hedges	(5,949)	26,973	(9,655)
Foreign currency translation adjustments	7,649	(11,762)	1,952
Comprehensive income attributable to partners	$2,777,673	$2,694,804	$2,503,215
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance as of December 31, 2022	$21,900,511	$185,201	$79,504	$22,165,216
Net income	2,535,066	—	10,904	2,545,970
Contributions from Parent	2,516,109	—	—	2,516,109
Distributions to Parent	(1,673,609)	—	—	(1,673,609)
Issuance of partnership units	—	—	24,390	24,390
Distributions to non-controlling interest	—	—	(9,166)	(9,166)
Stock-based compensation, net of forfeitures	10,570	—	—	10,570
Reclassification of derivative gain to Interest expense	—	(24,148)	—	(24,148)
Unrealized loss on cash flow hedges	—	(9,655)	—	(9,655)
Foreign currency translation adjustments	—	1,952	—	1,952
Balance as of December 31, 2023	25,288,647	153,350	105,632	25,547,629
Net income	2,704,255	—	11,200	2,715,455
Contributions from Parent	430,693	—	—	430,693
Distributions to Parent	(1,800,891)	—	—	(1,800,891)
Distributions to non-controlling interest	—	—	(10,716)	(10,716)
Stock-based compensation, net of forfeitures	12,169	—	—	12,169
Reclassification of derivative gain to Interest expense	—	(24,662)	—	(24,662)
Unrealized gain on cash flow hedges	—	26,973	—	26,973
Foreign currency translation adjustments	—	(11,762)	—	(11,762)
Balance as of December 31, 2024	26,634,873	143,899	106,116	26,884,888
Net income	2,801,482	—	11,165	2,812,647
Contributions from Parent	376,248	—	—	376,248
Distributions to Parent	(1,897,922)	—	—	(1,897,922)
Distributions to non-controlling interest	—	—	(10,838)	(10,838)
Stock-based compensation, net of forfeitures	8,964	—	—	8,964
Reclassification of derivative gain to Interest expense	—	(25,509)	—	(25,509)
Unrealized loss on cash flow hedges	—	(5,949)	—	(5,949)
Foreign currency translation adjustments	—	7,649	—	7,649
Balance as of December 31, 2025	$27,923,645	$120,090	$106,443	$28,150,178
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$2,812,647	$2,715,455	$2,545,970
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(523,920)	(537,708)	(515,488)
Stock-based compensation	16,195	17,511	15,536
Depreciation	521	699	558
Other gains	(2,658)	(581)	(4,456)
Amortization of debt issuance costs and original issue discount	46,831	46,668	46,123
Change in allowance for credit losses	177,887	126,720	102,824
Deferred income taxes	(1,491)	6,135	(10,569)
Payment-in-kind interest	(37,547)	—	—
Net proceeds from settlement of derivatives	1,767	9,602	—
Income from unconsolidated affiliate	—	—	(1,280)
Distributions from unconsolidated affiliate	—	—	3,273
Change in operating assets and liabilities:
Other assets	626	3,736	5,469
Accrued expenses and deferred revenue	10,750	(14,023)	(12,323)
Other liabilities	(1,222)	(1,229)	(7,274)
Net cash provided by operating activities	2,500,386	2,372,985	2,168,363

Cash flows from investing activities
Investments in leases - sales-type	—	(411,800)	(241,139)
Investments in leases - financing receivables	—	(248)	(1,131,996)
Investments in loans and securities	(887,246)	(579,057)	(959,135)
Principal repayments of loans and receipts of deferred fees	27,489	80,750	482,006
Net cash paid in connection with the MGM Grand/Mandalay Bay JV Interest Acquisition	—	—	(1,266,905)
Capitalized transaction costs	(4,692)	(5,863)	(1,468)
Investments in short-term investments	(44,484)	(29,579)	—
Maturities of short-term investments	—	29,579	217,342
Proceeds from sale of real estate	5,502	963	6,235
Acquisition of property and equipment	(97)	(4,530)	(1,176)
Net cash used in investing activities	(903,528)	(919,785)	(2,896,236)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Contributions from Parent	438,943	367,331	2,507,511
Distributions to Parent	(1,872,416)	(1,773,366)	(1,605,502)
Proceeds from Revolving Credit Facility	426,024	82,200	419,148
Paydown of Revolving Credit Facility	(439,942)	(94,306)	(250,000)
Proceeds from senior unsecured notes offerings	1,284,437	1,771,168	—
Redemption of senior unsecured notes	(1,300,000)	(1,800,000)	—
Debt issuance costs	(19,481)	(5,303)	(105)
Repurchase of stock for tax withholding	(7,232)	(5,341)	(4,966)
Distributions to non-controlling interest	(10,838)	(10,713)	(9,166)
Net cash (used in) provided by financing activities	(1,500,505)	(1,468,330)	1,056,920

Effect of exchange rate changes on cash, cash equivalents and restricted cash	160	445	(63)

Net increase (decrease) in cash, cash equivalents and restricted cash	96,513	(14,685)	328,984
Cash, cash equivalents and restricted cash, beginning of period	456,899	471,584	142,600
Cash, cash equivalents and restricted cash, end of period	$553,412	$456,899	$471,584

Supplemental cash flow information:
Cash paid for interest	$778,793	$781,401	$762,610
Cash paid for income taxes	4,068	1,312	1,598
Supplemental non-cash investing and financing activity:
Distributions payable	$486,469	$462,170	$439,486
Issuance of stock-based compensation, subject to repurchase for tax withholding	18,613	17,576	11,443
Accrued capitalized transaction costs	3,491	1,600	2,311
Debt issuance costs payable	5	476	45
Non-cash change in Investments in leases - financing receivables	282,989	283,406	276,929
Obtaining right-of-use assets in exchange for lease liabilities	—	15,523	82,099
Contributions receivable	—	63,216	—
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
Note 1 — Business and Organization
We are a Maryland corporation that is primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple net leases. As of December 31, 2025, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Principles of Consolidation and Non-controlling Interest
The accompanying Financial Statements include our accounts and the accounts of VICI LP, and the subsidiaries in which we or VICI LP has a controlling interest. The operating partnership, VICI OP, is a variable interest entity (“VIE”) of which we are the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Substantially all of our assets and liabilities relate to VICI LP, whose limited partnership interest is 100% owned by VICI OP. Therefore, we consolidate the accounts of VICI LP and reflect the third-party ownership in VICI OP as a non-controlling interest on the Consolidated Balance Sheets. All intercompany account balances and transactions have been eliminated in consolidation.
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of December 31, 2025, VICI’s

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
non-controlling interests were comprised of (i) approximately 1.1% third-party ownership of VICI OP in the form of a limited liability company interest in VICI OP (“VICI OP Units”), (ii) a 20% third-party ownership of Harrah’s Joliet Landco LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the Caesars Joliet Lease and (iii) a minority third-party equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation and (b) is the lessor under the related Lucky Strike master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.1% of the entity’s cash flows.
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
Refer to Note 15 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of December 31, 2025 and 2024, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $44.5 million of short-term investments as of December 31, 2025. We did not have any short-term investments as of December 31, 2024.
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
Investments in Leases - Sales-type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess each lease component of the property, generally comprised of land and

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
building, to determine the classification. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease, net of allowance for credit losses. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset and accordingly no profit or loss is recognized, and, due to the long-term nature of our leases, the land and building components of an investment generally have the same lease classification.
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
Income from Leases and Lease Financing Receivables
We recognize the related income from our sales-type leases and lease financing receivables on an effective interest basis at a constant rate of return over the terms of the applicable leases based on the future minimum lease payments. As a result, the cash payments accounted for under sales-type leases and lease financing receivables will not equal income from our lease agreements. Rather, a portion of the cash rent we receive is recorded as Income from sales-type leases or Income from lease financing receivables, loans and securities, as applicable, in our Statement of Operations and a portion is recorded as a change to Investments in leases - sales-type, net or Investments in leases - financing receivables, net, as applicable.
Contingent rent, which is generally comprised of amounts in excess of specified floors or the variable rent portion of our leases, is recognized when receivable.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain of our investments in loans contain provisions for paid-in-kind (“PIK”) interest, whereby contractual interest is added to the outstanding principal balance of the investment instead of being paid in cash when due. We recognize PIK interest as income in the period earned, with a corresponding increase to the carrying value of the related investment.
We classify our investments in securities on the date of acquisition of the investment as either trading, available-for-sale or held-to-maturity. We classify our debt securities as held-to-maturity, as we have the intent and ability to hold this security until maturity, the accounting of which is materially consistent with that of our Investments in loans.
We evaluate our loans on an individual basis to determine whether a loan should be placed on nonaccrual. We place loans on nonaccrual if there is a significant deterioration in credit quality or once reasonable doubt exists about the collectibility of the principal and interest due.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2025, 2024 and 2023.
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
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

Depreciable land improvements	5-50 years
Building and improvements	5-40 years
Furniture and equipment	3-10 years
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
Other Income and Other Expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under our lease agreements, the tenants are required to pay all costs associated with such ground and use leases and provides for their direct payment to the landlord. This income and the related expenses are recorded on a gross basis in our Statement of Operations as we are the primary obligor under the ground and use leases.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
component of Accumulated other comprehensive income in our Balance Sheets with a corresponding change in Unrealized (loss) gain in cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Golf Revenues
VICI Golf and Caesars are party to a golf course use agreement (the “Golf Course Use Agreement”), whereby certain subsidiaries of Caesars are granted certain priority rights and privileges with respect to access and use of certain golf course properties. For the year ended December 31, 2025, payments under the Golf Course Use Agreement were comprised of a $11.9 million annual membership fee, $3.9 million of use fees and approximately $1.4 million of minimum rounds fees. The annual membership fee, use fees and minimum rounds fees are subject to an annual escalator beginning at the times provided under the Golf Course Use Agreement. Revenue from the Golf Course Use Agreement is recognized in accordance with ASC 606, “Revenue From Contracts With Customers” and recognized ratably over the performance period.
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
Recent Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that various jurisdictions around the world have adopted or proposed to adopt in domestic legislation. The OECD has published further guidance that modifies key aspects of the Pillar Two Global Minimum Tax (“GMT”) framework on a prospective basis. The new guidance includes a comprehensive “side-by-side package” that provides a safe harbor for US parented Multi-national Enterprises (“MNEs”). The side-by-side package provides that taxes imposed under the Qualified Domestic Minimum Top-up Tax element of the GMT framework continue to apply to foreign operations of US-parented MNEs. The changes agreed to in the side-by-side package will not be effective until jurisdictions that have implemented the GMT adopt the side-by-side package.
In addition, effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the basis on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
We have evaluated both Pillar Two (including the GMT framework) and the changes to the tax law and we do not expect them to have a material impact on our Financial Statements. However, there remains some uncertainty as to the final Pillar Two rules, including their adoption in each jurisdiction’s law. We will continue to monitor the United States and global legislative actions related to Pillar Two for potential impacts.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. We present unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.
Transaction and Acquisition Expenses
Transaction and acquisition-related expenses that are not capitalizable under GAAP, including certain leasing costs under ASC 842, are expensed in the period they occur. Transaction and acquisition expenses also include dead deal costs.
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
Concentrations of Credit Risk
Caesars and MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) are the guarantors of all the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38%, 38% and 39% of our lease revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Contractual rent from our lease agreements with MGM represented 36%, 36% and 37% of our total contractual rent for the years ended December 31, 2025, 2024 and 2023, respectively. Revenue from our lease agreements with Caesars represented 36%, 36%, and 37% of our lease revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Contractual rent from our lease agreements with Caesars represented 37%, 37% and 39% of our total contractual rent for years ended December 31, 2025, 2024 and 2023, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, our properties on the Las Vegas Strip generated approximately 49%, 48% and 49% of our lease revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Except as described above, we do not believe there are any other significant concentrations of credit risk.
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
Recent Account Pronouncements
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the guidance on January 1, 2025, and as a result of the adoption of ASU 2023-09 Income Taxes, we added additional disclosures in Note 14 - Income Taxes addressing and discussing the additional requirements above.
Note 3 — Real Estate Transactions
2025 Activity
Property Acquisitions and Investments
Golden Entertainment Transaction
On November 6, 2025, we announced that we entered into an agreement to acquire 100% of the land, real property and improvements of seven casino properties (the “Golden Portfolio”) from Golden Entertainment, Inc. (“Golden”) for $1.16 billion and to enter into a triple-net master lease (the “Golden Master Lease”) with a newly formed entity that will be owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden, which entity will acquire the operating business of Golden in connection with the closing of the transaction (“Golden OpCo”). The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Master Lease will have an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Master Lease will be guaranteed by a holding company that is owned and controlled by Mr. Sartini and owns all of the gaming and operating assets of Golden.
Pursuant to the Master Transaction Agreement, Golden shareholders will receive approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden stock, which represents an agreed-upon exchange ratio of 0.902 per share of Golden’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration that is payable by an affiliate of the Golden OpCo. In connection with the transaction, VICI will assume and immediately retire Golden’s outstanding $426.0 million of debt.
The transaction is expected to close in mid-2026, subject to the approval of the Golden stockholders, as well as customary closing conditions and regulatory approvals.
Leasing
PENN Lease Combination
On December 4, 2025, we combined the existing individual leases with PENN with respect to the Hollywood Casino at Greektown (the “Greektown Lease”) in Detroit, Michigan, and the Margaritaville Resort Casino (the “Margaritaville Lease”) in Bossier City, Louisiana, into one master lease for both properties (the “PENN Master Lease”). The PENN Master Lease has initial annual rent equal to $80.7 million (the “Combined Rent”), representing the combined annual rent amounts under the

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Greektown Lease and the Margaritaville Lease as of December 4, 2025. There was no change to the aggregate amount of rent collected by us as a result of the combination. Annual rent escalation on the Combined Rent will occur on June 1 of each year based on the following construct: on June 1, 2026, the Combined Rent will escalate at a fixed 1.0%, and beginning on June 1, 2027, and for each year thereafter, the Combined Rent will escalate at 1.0% if the minimum net revenue to rent ratio (the “Minimum Ratio”) is achieved. The Minimum Ratio will be set as of June 1, 2026 and will be based on the sum of net revenues generated by the two assets over the performance period from June 1, 2025 to May 31, 2026, divided by the Combined Rent. The PENN Master Lease has an initial maturity on May 23, 2034 with four 5-year tenant renewal options. The existing guarantor under the Greektown Lease and Margaritaville Lease remains the same for the PENN Master Lease with PENN continuing to guarantee all obligations.
The combination of the individual leases into the PENN Master Lease resulted in a lease modification under ASC 842. Accordingly, we reassessed lease classification for each property individually, and upon reassessment, we determined that both properties under the PENN Master Lease continue to meet the definition of a sales-type lease. Accordingly, since the classification remains unchanged, we prospectively adjusted the future minimum lease cash flows and rate implicit in the lease such that the carrying value of the lease remains unchanged subsequent to modification.
Northfield Park Severance Lease
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
Real Estate Debt Investments
The following table summarizes our 2025 real estate debt investment activity:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
One Beverly Hills Loan	$450,000	Mezzanine	Luxury experiential lifestyle hub in Beverly Hills, California
North Fork Casino Loan	510,000	Senior Secured Loan	The personal property and revenues of the North Fork Mono Casino & Resort located near Madera, California
Chelsea Piers Greenwich Village Loan	6,000	Senior Secured Loan	Certain equipment of the fitness club in the Greenwich Village neighborhood in New York, NY
Total	$966,000
One Beverly Hills Mezzanine Loan
On February 19, 2025, we purchased a $300.0 million interest in an existing mezzanine loan related to the development of One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. On June 23, 2025, we purchased an additional $150.0 million interest in the existing mezzanine loan, concurrent with a commensurate increase in the total size of the mezzanine loan. One Beverly Hills is being developed by Cain and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and includes a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in phases in 2028.

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
Real Estate Debt Investments
The following table summarizes our 2024 real estate debt investment activity:

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
Note 4 — Real Estate Portfolio
As of December 31, 2025, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under nine separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 19 debt investments in senior secured and mezzanine loans, preferred equity and senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Investments in leases - sales-type, net (1)	$23,706,563	$23,581,101
Investments in leases - financing receivables, net (1)	18,697,133	18,430,320
Total investments in leases, net	42,403,696	42,011,421
Investments in loans and securities, net	2,525,457	1,651,533
Land	148,002	150,727
Total real estate portfolio	$45,077,155	$43,813,681
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Income from sales-type leases - fixed rent	$2,009,699	$1,965,965	$1,892,534
Income from sales-type leases - contingent rent (1)	115,668	102,478	87,644
Income from lease financing receivables - fixed rent	1,537,261	1,516,484	1,430,246
Income from lease financing receivables - contingent rent (1)	7,838	11,957	10,509
Total lease revenue	3,670,466	3,596,884	3,420,933
Non-cash adjustment (2)	(524,356)	(537,927)	(515,556)
Total contractual lease revenue	$3,146,110	$3,058,957	$2,905,377
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
At December 31, 2025, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2026	$1,794,488	$1,278,594	$3,073,082
2027	1,821,969	1,302,433	3,124,402
2028	1,850,663	1,326,990	3,177,653
2029	1,880,313	1,352,026	3,232,339
2030	1,910,648	1,377,550	3,288,198
Thereafter	78,024,404	87,080,526	165,104,930
Total minimum lease payments	87,282,485	93,718,119	181,000,604
Unamortized initial direct costs	42,169	48,360	90,529
Less: Present value of lease payments (3)	(62,698,905)	(74,299,468)	(136,998,373)
Less: Allowance for credit losses	(919,186)	(769,878)	(1,689,064)
Investment in leases, net	$23,706,563	$18,697,133	$42,403,696
____________________
(1) Minimum lease payments do not include contingent rent, as discussed below, that may be received under our lease agreements.
(2) The minimum lease payments includes the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
(3) The present value of lease payments includes the unguaranteed residual value of $16.4 billion.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Provisions
As of December 31, 2025 we owned 93 assets leased under 17 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of December 31, 2025, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 39.6 years.
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
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Caesars Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, 10-year terms	Four, 5-year terms	Four, 5-year terms	Two, 10-year terms
Current lease year	5/1/25-4/30/26 (Lease Year 4)	11/1/25 - 10/31/26 (Lease Year 9)	11/1/25 - 10/31/26 (Lease Year 9)	3/1/25 – 2/28/26 (Lease Year 6)
Current annual rent	$774,682	$740,548 (1)	$505,678	$322,392
Annual escalator (2)	Lease years 2-10 - 2% Lease years 11-end of term - >2% / change in CPI (capped at 3%)	>2% / change in CPI	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term - >2% / change in CPI (capped at 3%)
Variable rent adjustment (3)	None	Years 11 & 16: 80% base rent / 20% variable rent	Years 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Caesars Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet Landco LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Caesars Joliet Lease is $730.9 million.
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
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of December 31, 2025 and 2024:

($ In thousands)	December 31, 2025
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$83,406	$81,033	$—	11.0%	5.2 years
Senior Secured Loans	1,084,478	1,047,585	399,942	8.3%	4.4 years
Mezzanine Loans and Preferred Equity	1,412,203	1,396,839	223,553	9.6%	2.5 years
Total	$2,580,087	$2,525,457	$623,495	9.1%	3.4 years

($ In thousands)	December 31, 2024
Investment	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$85,000	$81,857	$—	11.0%	6.3 years
Senior Secured Loans	684,686	674,200	308,776	8.0%	4.7 years
Mezzanine Loans and Preferred Equity	908,461	895,476	239,748	9.2%	4.1 years
Total	$1,678,147	$1,651,533	$548,524	8.8%	4.4 years
____________________
(1) Carrying value includes unamortized loan origination costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers' compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of December 31, 2025 and 2024.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the activity of our investments in loans and securities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning Balance January 1,	$1,651,533	$1,144,177	$685,793
Principal fundings	883,441	578,558	959,020
Payment-in-kind interest	37,547	—	—
Repayments	(20,621)	(79,500)	(479,609)
Change in CECL Allowance	(31,368)	4,770	(22,907)
Other	4,925	3,528	1,880
Ending Balance December 31,	$2,525,457	$1,651,533	$1,144,177
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record non-cash credit losses related to our historical and any future investments in sales-type leases, lease financing receivables, loans and securities classified as held-to-maturity.
The following tables detail the allowance for credit losses as of December 31, 2025 and December 31, 2024:

	December 31, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$24,625,749	$(919,186)	$23,706,563	3.73%
Investments in leases - financing receivables	19,467,011	(769,878)	18,697,133	3.95%
Investments in loans and securities	2,581,839	(56,382)	2,525,457	2.18%
Other assets - sales-type sub-leases	862,845	(23,909)	838,936	2.77%
Totals	$47,537,444	$(1,769,355)	$45,768,089	3.72%

	December 31, 2024
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$24,383,843	$(802,742)	$23,581,101	3.29%
Investments in leases - financing receivables	19,167,432	(737,112)	18,430,320	3.85%
Investments in loans and securities	1,676,530	(24,997)	1,651,533	1.49%
Other assets - sales-type sub-leases	863,374	(20,598)	842,776	2.39%
Totals	$46,091,179	$(1,585,449)	$44,505,730	3.44%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of December 31, 2025 and December 31, 2024, such allowance is $6.4 million and $9.5 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning Balance January 1,	$1,594,931	$1,472,386	$1,368,819
Initial allowance from current period investments (1)	8,273	2,914	293,033
Current period change in credit allowance	172,549	119,631	(189,466)
Charge-offs	—	—	—
Recoveries	—	—	—
Ending Balance December 31,	$1,775,753	$1,594,931	$1,472,386
____________________
(1) The initial allowance for the years ended December 31, 2025, 2024 and 2023 is based on investment activity of $966.0 million, $365.0 million and $4.8 billion, respectively.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2025, we recognized a $180.8 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period, both of which impact the R&S Period PD.
During the year ended December 31, 2024, we recognized a $122.5 million increase in our allowance for credit losses primarily driven by the market performance of our tenants and negative changes in the macroeconomic forecast during the period, as well as adjustments made to the assumptions used to project future cash flows for one of our investments.
During the year ended December 31, 2023, we recognized a $103.6 million increase in our allowance for credit losses primarily driven by initial CECL allowances on our investment activity during such period, partially offset by an overall decrease in the R&S Period PD of our tenants and their parent guarantors as a result of their market performance during the year.
In the fourth quarter of 2025, we placed a fully funded senior secured loan collateralized by a luxury golf-resort development with an unpaid principal balance of $82.8 million on non-accrual status. The borrower is in active discussions with a third party to recapitalize the development.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivable, Investments in loans and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of December 31, 2025 and 2024:

	Amortized Cost Basis by Year of Origination as of December 31, 2025 (1)
(In thousands)	2025	2024	2023	2022	2021	Prior	Total
Ba2	$—	$—	$—	$4,873,999	$—	$—	$4,873,999
Ba3	—	—	—	13,095,110	2,194,863	18,458,589	33,748,562
B1	—	—	—	2,398,728	—	927,427	3,326,155
B2	—	—	449,694	—	—	—	449,694
B3	—	—	290,139	301,167	—	892,567	1,483,873
Caa1	—	—	398,903	—	—	344,104	743,007
N/A (2)	671,696	350,183	1,089,558	800,717	—	—	2,912,154
Total	$671,696	$350,183	$2,228,294	$21,469,721	$2,194,863	$20,622,687	$47,537,444

	Amortized Cost Basis by Year of Origination as of December 31, 2024 (1)
(In thousands)	2024	2023	2022	2021	2020	Prior	Total
Ba2	$—	$—	$4,795,479	$—	$—	$—	$4,795,479
Ba3	—	—	12,882,102	2,182,313	5,667,136	12,634,167	33,365,718
B1	—	—	2,359,188	—	—	924,344	3,283,532
B2	—	447,554	—	—	887,545	—	1,335,099
B3	—	667,922	299,859	—	—	341,426	1,309,207
N/A (2)	313,761	987,422	700,961	—	—	—	2,002,144
Total	$313,761	$2,102,898	$21,037,589	$2,182,313	$6,554,681	$13,899,937	$46,091,179
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Sales-type sub-leases, net (1)	$838,936	$842,776
Property and equipment used in operations, net	68,045	70,347
Right of use assets and sub-lease right of use assets	53,945	54,144
Debt financing costs	17,138	8,029
Deferred acquisition costs	14,562	13,964
Interest receivable	14,506	7,180
Other receivables	13,272	9,166
Deferred income taxes	9,535	5,865
Prepaid expenses	4,766	4,534
Tenant reimbursement receivables	2,357	5,066
Forward-starting interest rate swaps	—	7,717
Other	1,988	1,856
Total other assets	$1,039,050	$1,030,644
___________________________________________________
(1) As of December 31, 2025 and December 31, 2024, sales-type sub-leases are net of $23.9 million and $20.6 million of Allowance for credit losses, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
Property and equipment used in operations, included within other assets, is primarily attributable to the land, building and improvements of our golf operations and consists of the following as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Land and land improvements	$61,945	$61,459
Buildings and improvements	16,689	16,224
Furniture and equipment	17,544	17,186
Total property and equipment used in operations	96,178	94,869
Less: accumulated depreciation	(28,133)	(24,522)
Total property and equipment used in operations, net	$68,045	$70,347

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation expense	$3,637	$4,125	$4,298
Other Liabilities
The following table details the components of our other liabilities as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Finance sub-lease liabilities	$862,845	$863,374
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	53,654	53,822
Deferred income taxes	6,619	3,812
CECL allowance for unfunded commitments	6,398	9,482
Other	250	250
Total other liabilities	$1,003,366	$1,004,340

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Debt
The following tables detail our debt obligations as of December 31, 2025 and 2024:

($ In thousands)	December 31, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	120,219	120,219
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	22,234	22,234
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,827,515
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	496,596
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,247,385
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	752,382
3.750% Notes	February 15, 2027	3.750%	750,000	748,114
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	344,756
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,244,632
4.750% Notes	April 1, 2028	4.750%	400,000	397,012
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	713,898
4.625% Notes	December 1, 2029	4.625%	1,000,000	993,732
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	992,815
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,101
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,828
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,486,918
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,956
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,409
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,842
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,897
Total Debt		4.464% (4)	$17,092,453	$16,773,241

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ In thousands)	December 31, 2024
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
2022 Revolving Credit Facility
USD Borrowings (2)	March 31, 2026	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	March 31, 2026	CORRA + 0.85%	130,698	130,698
GBP Borrowings (2)	March 31, 2026	SONIA + 0.85%	18,148	18,148
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,800,544
2025 Maturities
4.375% Notes	May 15, 2025	4.375%	500,000	499,419
4.625% Notes	June 15, 2025	4.625%	800,000	797,059
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	491,532
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,244,469
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	754,588
3.750% Notes	February 15, 2027	3.750%	750,000	746,438
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	342,214
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,242,110
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	702,707
4.625% Notes	December 1, 2029	4.625%	1,000,000	992,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	991,080
4.125% Notes	August 15, 2030	4.125%	1,000,000	991,609
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	740,527
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,484,876
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	540,986
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,348
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,405
Total Debt		4.413% (4)	$17,098,846	$16,732,889
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the year ended December 31, 2025, the weighted average commitment fees for the Revolving Credit Facility was 0.20%.
(3)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750%, the contractual interest rates on the December 2024 Notes (as defined below) maturing 2031 is 5.125%, and the contractual interest rate on the April 2025 Notes (as defined below) maturing 2035 is 5.625%.
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 - Derivatives), as applicable. The contractual weighted average interest rate as of December 31, 2025, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.62%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a schedule of future minimum payments of our debt obligations as of December 31, 2025:

(In thousands)	Future Minimum Payments
2026	$1,750,000
2027	1,500,000
2028	2,000,000
2029	1,892,453
2030	2,000,000
Thereafter	7,950,000
Total minimum repayments	$17,092,453
Senior Unsecured Notes
Our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.5 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $2.3 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $63.6 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”), and (viii) $1.3 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes are collectively referred to as the “Senior Unsecured Notes”.
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
The indentures governing each of the April 2022 Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes contains certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and limit VICI LP’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
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
As of December 31, 2025, we had C$165.0 million and £16.5 million outstanding on the Revolving Credit Facility in connection with the funding of a portion of our Canadian investments and our United Kingdom investments, respectively.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At December 31, 2025, we are in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024. There were no derivative instruments outstanding as of December 31, 2025.

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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Unrealized (loss) gain recorded in other comprehensive income	$(5,949)	$26,973	$(9,655)
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(25,509)	(24,662)	(24,148)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$165.0 million and £16.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the years ended December 31, 2025 and 2024, we recognized $7.5 million and $12.9 million in unrealized gains, respectively, related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$44,484	$—	$44,484	$—

	December 31, 2024
		Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments - forward-starting interest rate swap (2)	$7,717	$—	$7,717	$—
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair values of our financial instruments at December 31, 2025 and 2024 for which fair value is only disclosed are as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$18,697,133	$18,030,775	$18,430,320	$17,723,171
Investments in loans and securities (2)	2,525,457	2,445,252	1,651,533	1,575,856
Cash and cash equivalents	563,479	563,479	524,615	524,615
Financial liabilities:
Debt (3)
Revolving Credit Facility	$142,453	$142,453	$148,846	$148,846
MGM Grand/Mandalay Bay CMBS Debt	2,827,515	2,834,520	2,800,544	2,686,960
Senior Unsecured Notes	13,803,273	13,967,990	13,783,499	13,619,484
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
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of December 31, 2025, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the balance and location in our Balance Sheets of the ground and use sub-leases as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Other assets (operating lease and sub-leases right-of-use assets)	$53,945	$54,144
Other liabilities (operating lease and sub-lease liabilities)	53,654	53,822
Other assets (sales-type sub-leases, net) (1)	838,936	842,776
Other liabilities (finance sub-lease liabilities)	862,845	863,374
___________________
(1) As of December 31, 2025 and December 31, 2024, sales-type sub-leases are net of $23.9 million and $20.6 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating leases
Rental expense (1)	$2,520	$2,334	$2,004
Contractual rent	1,106	1,363	1,905
Operating sub-leases
Rental income and expense (2)	7,175	6,889	6,849
Contractual rent	6,752	6,754	6,585
Finance sub-leases
Rental income and expense (2)	63,852	63,918	58,240
Contractual rent	65,228	65,030	59,094
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at December 31, 2025 are as follows:

(In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2026	$2,772	$7,014	$65,251
2027	1,921	7,208	65,251
2028	2,813	6,470	65,313
2029	1,921	5,743	65,876
2030	2,916	2,436	66,051
Thereafter	17,909	8,679	2,628,643
Total minimum lease commitments	$30,252	$37,550	$2,956,385
Discounting factor	8,752	5,396	2,093,540
Lease liability	$21,500	$32,154	$862,845

Discount rates (1)	5.3% -7.0%	2.6% - 5.8%	5.6% - 8.3%

Weighted average remaining lease term	11.1 years	6.7 years	50.8 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11 — Stockholders' Equity
Stock
Authorized
As of December 31, 2025, we had the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of Preferred Stock, $0.01 par value per share.
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
Marketed Forward Offerings
The following table summarizes our marketed public offering activity, all of which were subject to forward sale agreements, during the year ended December 31, 2023. There were no marketed public forward offering activity during the years ended December 31, 2025 and 2024.

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
(2)The amount is inclusive of shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional common stock, which includes 3,952,500 shares.
As of December 31, 2025, we did not have any shares outstanding from our marketed public forward offerings subject to forward sale agreements. Refer to “At-the-Market Offering Program” below for information regarding the share activity and shares outstanding under our forward sale agreements under our ATM Program (as defined below). Refer to “Forward Settlement Activity” below for information regarding the settlement of the forward offerings.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our activity under the ATM Program during the years ended December 31, 2025, 2024 and 2023, all of which were subject to forward sale agreements, which we refer to as ATM forward sale agreements:

($ In thousands, except share and per share data)	Number of Shares	Weighted Average Share Price	Aggregate Value	Forward Sales Price Per Share	Aggregate Net Value
Year Ended December 31, 2025	7,835,973	$32.43	$254,156	$32.27	$252,840
Year Ended December 31, 2024	12,015,399	32.01	384,565	31.31	376,253
Year Ended December 31, 2023	21,365,397	30.10	643,045	29.70	634,594
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
As of December 31, 2025, we had 7,750,000 forward shares remaining to be settled under our ATM forward sale agreements. The net forward sales price per share of forward shares under the ATM Program was $31.40 and would result in us receiving approximately $243.3 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash inflow of $25.4 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us receiving approximately 903,735 shares of common stock.
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under our marketed public offerings and the ATM Program during the years ended December 31, 2025, 2024 and 2023.

($ In thousands, except share and per share data)	Settlement Date	Settlement Type	Number of Shares Settled	Forward Share Price Upon Settlement	Total Net Proceeds
2025
ATM Forward Shares	Various	Physical	12,101,372	$31.05	$375,727
2024
ATM Forward Shares	Various	Physical	13,194,739	28.75	379,373
2023
January 2023 Forward Sale Agreements	Various	Physical	30,302,500	31.70	960,500
November 2022 Forward Sale Agreements	January 6, 2023	Physical	18,975,000	30.34	575,600
ATM Forward Shares	Various	Physical	29,788,250	31.75	945,700
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

Common Stock Outstanding	2025	2024	2023
Beginning Balance January 1	1,056,366,685	1,042,702,763	963,096,563
Issuance of common stock upon physical settlement of forward sale agreements	12,101,372	13,194,739	79,065,750
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	343,314	469,183	540,450
Ending Balance December 31	1,068,811,371	1,056,366,685	1,042,702,763

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributions
Dividends declared (on a per share basis) during the years ended December 31, 2025 and 2024 were as follows:

Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
September 4, 2025	September 18, 2025	October 9, 2025	July 1, 2025 – September 30, 2025	$0.4500
December 4, 2025	December 17, 2025	January 8, 2026	October 1, 2025 – December 31, 2025	$0.4500

Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Period	Dividend
March 7, 2024	March 21, 2024	April 4, 2024	January 1, 2024 – March 31, 2024	$0.4150
June 7, 2024	June 18, 2024	July 3, 2024	April 1, 2024 – June 30, 2024	$0.4150
September 5, 2024	September 18, 2024	October 3, 2024	July 1, 2024 – September 30, 2024	$0.4325
December 5, 2024	December 17, 2024	January 9, 2025	October 1, 2024 – December 31, 2024	$0.4325
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
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Determination of shares:
Weighted-average shares of common stock outstanding	1,062,006	1,046,740	1,014,513
Assumed conversion of restricted stock	501	482	784
Assumed settlement of forward sale agreements	186	453	480
Diluted weighted-average shares of common stock outstanding	1,062,693	1,047,675	1,015,777

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Basic:
Net income attributable to common stockholders	$2,775,493	$2,678,810	$2,513,540
Weighted-average shares of common stock outstanding	1,062,006	1,046,740	1,014,513
Basic EPS	$2.61	$2.56	$2.48

Diluted:
Net income attributable to common stockholders	$2,775,493	$2,678,810	$2,513,540
Diluted weighted-average shares of common stock outstanding	1,062,693	1,047,675	1,015,777
Diluted EPS	$2.61	$2.56	$2.47
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Determination of units:
Weighted-average units outstanding	1,074,238	1,058,971	1,026,745
Assumed conversion of VICI restricted stock	501	482	784
Assumed settlement of VICI forward sale agreements	186	453	480
Diluted weighted-average units outstanding	1,074,924	1,059,906	1,028,008

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Basic:
Net income attributable to partners	$2,801,482	$2,704,255	$2,535,066
Weighted-average units outstanding	1,074,238	1,058,971	1,026,745
Basic EPU	$2.61	$2.55	$2.47

Diluted:
Net income attributable to partners	$2,801,482	$2,704,255	$2,535,066
Diluted weighted-average units outstanding	1,074,924	1,059,906	1,028,008
Diluted EPU	$2.61	$2.55	$2.47
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. It is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At December 31, 2025, 8,973,714 shares of common stock remained available for issuance by us as equity awards under the Plan.
Time-Based Restricted Stock
During the years ended December 31, 2025, 2024 and 2023, the Company granted approximately 272,000, 276,000, and 203,000 shares of restricted stock, respectively, under the Plan, subject to vesting restrictions based on service. Such restricted time-based stock awards vest ratably on an annual basis over a service period of one to three years. The number of shares granted was determined based on the 10-day volume weighted average price using the 10 trading days immediately preceding the grant date.
Performance-Based Restricted Stock Units
During the years ended December 31, 2025, 2024 and 2023 the Company granted approximately 341,000, 348,000, and 235,000 performance-based restricted stock units, respectively, at target level of performance under the Plan, which are subject to vesting restrictions based on specified absolute and relative total stockholder return goals measured over a three-year performance period. For purposes of determining the fair value for expense recognition, we used a Monte Carlo Simulation (risk-neutral approach) as these awards contain a market condition. The risk-free interest rate assumptions used in the Monte Carlo Simulation were determined based on the zero-coupon risk-free rate of 4.2% - 4.3% and an expected price volatility of 20.0%. The expected price volatility was calculated based on both historical and implied volatility.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Stock-based compensation expense	$16,195	$17,511	$15,536

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table details the activity of our incentive stock and time-based restricted stock and performance-based restricted stock units:

	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except for per share data)	Stock	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	507,339	$27.47	769,589	$22.88
Granted	209,901	28.22	474,867	28.59
Vested	(211,887)	28.13	(363,267)	19.90
Forfeited	(32,718)	28.44	(115,607)	19.90
Canceled	—	—	—	—
Outstanding as of December 31, 2023	472,635	27.44	765,582	28.28
Granted	288,558	23.74	531,268	27.32
Vested	(176,926)	29.76	(243,615)	34.27
Forfeited	(57,099)	29.93	(143,669)	31.58
Canceled	—	—	—	—
Outstanding as of December 31, 2024	527,168	24.37	909,566	25.60
Granted	280,453	30.12	340,554	34.82
Vested	(213,662)	30.21	(189,176)	29.01
Forfeited	(126,315)	30.44	(183,818)	29.51
Canceled	—	—	—	—
Outstanding as of December 31, 2025	467,644	$30.37	877,126	$32.51
As of December 31, 2025, there was $19.4 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
Note 14 — Income Taxes
We conduct our operations as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. We intend to meet those requirements and as a result, we generally will not be subject to U.S. federal income tax except for the TRS operations.
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
Income before income taxes for the year ended December 31, 2025 of $2,777.9 million was comprised of $2,767.1 million from U.S. operations and $10.8 million from foreign operations.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2025			2024			2023
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,041	$(267)	$1,774	$1,808	$(702)	$1,106	$1,755	$129	$1,884
State	378	15	393	1,816	8	1,824	2,481	13	2,494
Foreign	1,759	(1,491)	268	641	6,133	6,774	49	(10,568)	(10,519)
Income tax expense (benefit)	$4,178	$(1,743)	$2,435	$4,265	$5,439	$9,704	$4,285	$(10,426)	$(6,141)
For the year ended December 31, 2025, income taxes paid, net of refunds received, of $7.3 million were comprised of $3.2 million U.S. Federal income tax, $1.3 million state and local income tax and $2.9 million foreign income tax in Canada.
At December 31, 2025 and 2024, the net effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
CECL allowance - foreign investments	$16,634	$10,584
Lease liability	2,126	2,192
Accruals, reserves and other	1,505	1,256
Total deferred tax assets	20,265	14,032
Deferred tax liabilities:
Fixed assets - foreign investments	(9,547)	(1,436)
Land, buildings and equipment, net	(5,063)	(5,042)
Right of use asset	(2,126)	(2,192)
Cumulative translation adjustment	(613)	(3,309)
Total deferred tax liabilities	(17,349)	(11,979)
Net deferred tax asset	$2,916	$2,053
The following table reconciles our effective income tax rate to the historical U.S. federal statutory rate of 21% for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$583,363	21.0%	$564,586	21.0%	$526,579	21.0%
REIT income not subject to U.S. federal income tax	(581,770)	(20.9)	(563,476)	(21.0)	(524,791)	(20.9)
Pre-tax gain attributable to taxable subsidiaries	1,593	0.1	1,110	—	1,788	0.1
State and local income taxes, net of federal benefits	368	—	1,800	0.1	2,474	0.1
Foreign income taxes	269	—	6,774	0.3	(10,519)	(0.4)
Non-deductible expenses and other	205	—	20	—	116	—
Provision for (benefit from) income taxes	$2,435	0.1%	$9,704	0.4%	$(6,141)	(0.2)%

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We declared dividends of $1.765, $1.695 and $1.610 per common share during the years ended December 31, 2025, 2024 and 2023, respectively. For U.S. federal income tax purposes, the portion of the dividends allocated to stockholders for the years ended December 31, 2025, 2024 and 2023 are characterized as follows:

	Year Ended December 31,
($ per share)	2025	2024	2023
Ordinary dividends	$1.7019	$1.5045	$1.4500
Section 199A dividends (1)	$1.6963	$1.5013	$1.4265
Qualified dividend (1)	$0.0057	$0.0031	$0.0235

Non-dividend distribution	$0.0456	$0.1730	$0.0263
____________________
(1)These amounts are a subset of, and are included in, the ordinary dividend amounts.

As of December 31, 2025, we had NOLs of $151.6 million, generated by our REIT, that will expire in 2037, unless they are utilized by us prior to expiration.
As of December 31, 2025, the 2022, 2023, and 2024 tax years remain subject to examination by federal, state and local tax authorities. The tax filings for tax year 2025 have not yet been filed, and once made, will be subject to examination by taxing authorities for a period of three years.
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