Form 10-Q
period 2026-03-31
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2026-04-29
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
As of April 28, 2026, VICI Properties Inc. had 1,069,030,187 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2026 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of March 31, 2026, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turn owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of March 31, 2026.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of March 31, 2026, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,897,827	$23,706,563
Investments in leases - financing receivables, net	18,806,242	18,697,133
Investments in loans and securities, net	2,710,021	2,525,457
Land	148,002	148,002
Cash and cash equivalents	480,206	563,479
Short-term investments	—	44,484
Other assets	1,047,376	1,039,050
Total assets	$47,089,674	$46,724,168

Liabilities
Debt, net	$16,787,100	$16,773,241
Accrued expenses and deferred revenue	173,509	238,715
Dividends and distributions payable	486,316	486,259
Other liabilities	1,023,887	1,003,366
Total liabilities	18,470,812	18,501,581

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,068,988,999 and 1,068,811,371 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10,690	10,688
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	24,900,713	24,898,868
Accumulated other comprehensive income	118,852	121,031
Retained earnings	3,158,398	2,767,053
Total VICI stockholders’ equity	28,188,653	27,797,640
Non-controlling interests	430,209	424,947
Total stockholders’ equity	28,618,862	28,222,587
Total liabilities and stockholders’ equity	$47,089,674	$46,724,168
_______________________________________________________
Note: As of March 31, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $787.1 million, $726.8 million, $93.3 million and $20.4 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Income from sales-type leases	$536,717	$528,604
Income from lease financing receivables, loans and securities	451,953	426,480
Other income	18,899	19,513
Golf revenues	10,952	9,607
Total revenues	1,018,521	984,204

Expenses
General and administrative	15,976	14,860
Depreciation	967	996
Other expenses	18,899	19,513
Golf expenses	6,469	6,352
Change in allowance for credit losses	(118,775)	186,957
Transaction and acquisition expenses	167	45
Total expenses	(76,297)	228,723

Interest expense	(209,362)	(209,251)
Interest income	4,493	3,697
Other losses	(21)	(118)
Income before income taxes	889,928	549,809
(Provision for) benefit from income taxes	(3,974)	2,456
Net income	885,954	552,265
Less: Net income attributable to non-controlling interests	(13,564)	(8,658)
Net income attributable to common stockholders	$872,390	$543,607

Net income per common share
Basic	$0.82	$0.51
Diluted	$0.82	$0.51

Weighted average number of shares of common stock outstanding
Basic	1,068,399,427	1,056,012,414
Diluted	1,068,527,584	1,056,432,790

Other comprehensive income
Net income	$885,954	$552,265
Reclassification of derivative gain to Interest expense	(6,389)	(6,345)
Unrealized gain (loss) on cash flow hedges	6,690	(5,949)
Foreign currency translation adjustments	(2,505)	35
Comprehensive income	883,750	540,006
Comprehensive income attributable to non-controlling interests	(13,539)	(8,521)
Comprehensive income attributable to common stockholders	$870,211	$531,485
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2025	$10,688	$24,898,868	$121,031	$2,767,053	$27,797,640	$424,947	$28,222,587
Net income	—	—	—	872,390	872,390	13,564	885,954
Reallocation of equity	—	40	—	—	40	(40)	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(481,045)	(481,045)	(8,257)	(489,302)
Stock-based compensation, net of forfeitures	2	1,805	—	—	1,807	20	1,827
Reclassification of derivative gain to Interest expense	—	—	(6,317)	—	(6,317)	(72)	(6,389)
Unrealized gain on cash flow hedges	—	—	6,615	—	6,615	75	6,690
Foreign currency translation adjustments	—	—	(2,477)	—	(2,477)	(28)	(2,505)
Balance as of March 31, 2026	$10,690	$24,900,713	$118,852	$3,158,398	$28,188,653	$430,209	$28,618,862

Balance as of December 31, 2024	$10,564	$24,515,417	$144,574	$1,867,400	$26,537,955	$413,846	$26,951,801
Net income	—	—	—	543,607	543,607	8,658	552,265
Reallocation of equity	—	836	—	—	836	(836)	—
Dividends and distributions declared ($0.4325 per common share)	—	—	—	(456,883)	(456,883)	(7,986)	(464,869)
Stock-based compensation, net of forfeitures	3	(4,227)	—	—	(4,224)	(49)	(4,273)
Reclassification of derivative gain to Interest expense	—	—	(6,271)	—	(6,271)	(74)	(6,345)
Unrealized loss on cash flow hedges	—	—	(5,881)	—	(5,881)	(68)	(5,949)
Foreign currency translation adjustments	—	—	30	—	30	5	35
Balance as of March 31, 2025	$10,567	$24,512,026	$132,452	$1,954,124	$26,609,169	$413,496	$27,022,665
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$885,954	$552,265
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(129,958)	(132,047)
Stock-based compensation	4,125	2,904
Depreciation	967	996
Other losses	21	118
Amortization of debt issuance costs and original issue discount	10,894	12,356
Change in allowance for credit losses	(118,775)	186,957
Deferred income taxes	2,106	(3,976)
Payment-in-kind interest	(13,543)	—
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	—	1,767
Change in operating assets and liabilities:
Other assets	1,386	(6,666)
Accrued expenses and deferred revenue	(60,740)	(22,898)
Other liabilities	(1,662)	83
Net cash provided by operating activities	631,864	591,859

Cash flows from investing activities
Investments in loans and securities	(734,470)	(385,352)
Principal repayments of loans and securities and receipts of deferred fees	468,648	50
Capitalized transaction costs	(937)	(123)
Maturities of short-term investments	44,484	—
Acquisition of property and equipment	(628)	(156)
Net cash used in investing activities	(222,903)	(385,581)

Cash flows from financing activities
Proceeds from Revolving Credit Facility	—	248,356
Repayment of Revolving Credit Facility	—	(151,841)
Debt issuance costs	(98)	(19,088)
Repurchase of stock for tax withholding	(2,298)	(7,177)
Distributions to non-controlling interests	(8,257)	(7,986)
Dividends paid	(481,431)	(459,026)
Net cash used in financing activities	(492,084)	(396,762)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	186

Net decrease in cash, cash equivalents and restricted cash	(83,273)	(190,298)
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615
Cash, cash equivalents and restricted cash, end of period	$480,206	$334,317

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$239,463	$278,329
Cash paid for income taxes	—	—
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$486,549	$462,299
Debt issuance costs payable	5	305
Accrued capitalized transaction costs	2,241	414
Non-cash change in Investments in leases - financing receivables	71,348	71,525
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	March 31, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$23,897,827	$23,706,563
Investments in leases - financing receivables, net	18,806,242	18,697,133
Investments in loans and securities, net	2,710,021	2,525,457
Land	148,002	148,002
Cash and cash equivalents	467,664	553,412
Short-term investments	—	44,484
Other assets	969,697	961,227
Total assets	$46,999,453	$46,636,278

Liabilities
Debt, net	$16,787,100	$16,773,241
Accrued expenses and deferred revenue	171,760	236,424
Distributions payable	486,316	486,259
Other liabilities	1,010,694	990,176
Total liabilities	18,455,870	18,486,100

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,081,220,372 and 1,081,042,744 operating partnership units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	28,318,390	27,923,645
Accumulated other comprehensive income	117,886	120,090
Total VICI LP’s capital	28,436,276	28,043,735
Non-controlling interests	107,307	106,443
Total capital attributable to partners	28,543,583	28,150,178
Total liabilities and partners’ capital	$46,999,453	$46,636,278
_______________________________________________________
Note: As of March 31, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $787.1 million, $726.8 million, $93.3 million and $20.4 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2026	2025
Revenues
Income from sales-type leases	$536,717	$528,604
Income from lease financing receivables, loans and securities	451,953	426,480
Other income	18,899	19,513
Total revenues	1,007,569	974,597

Expenses
General and administrative	15,939	14,823
Depreciation	131	129
Other expenses	18,899	19,513
Change in allowance for credit losses	(118,775)	186,957
Transaction and acquisition expenses	167	45
Total expenses	(83,639)	221,467

Interest expense	(209,362)	(209,251)
Interest income	4,415	3,471
Other losses	(21)	(118)
Income before income taxes	886,240	547,232
(Provision for) benefit from income taxes	(3,161)	2,985
Net income	883,079	550,217
Less: Net income attributable to non-controlling interests	(3,617)	(2,390)
Net income attributable to partners	$879,462	$547,827

Net income per Partnership unit
Basic	$0.81	$0.51
Diluted	$0.81	$0.51

Weighted average number of Partnership units outstanding
Basic	1,080,630,800	1,068,243,787
Diluted	1,080,758,957	1,068,664,163

Other comprehensive income
Net income attributable to partners	$879,462	$547,827
Reclassification of derivative gain to Interest expense	(6,389)	(6,345)
Unrealized gain (loss) on cash flow hedges	6,690	(5,949)
Foreign currency translation adjustments	(2,505)	35
Comprehensive income attributable to partners	$877,258	$535,568
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2025	$27,923,645	$120,090	$106,443	$28,150,178
Net income	879,462	—	3,617	883,079
Contributions from Parent	25	—	—	25
Distributions to Parent	(486,569)	—	—	(486,569)
Distributions to non-controlling interests	—	—	(2,753)	(2,753)
Stock-based compensation, net of forfeitures	1,827	—	—	1,827
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Unrealized gain on cash flow hedges	—	6,690	—	6,690
Foreign currency translation adjustments	—	(2,505)	—	(2,505)
Balance as of March 31, 2026	$28,318,390	$117,886	$107,307	$28,543,583

Balance as of December 31, 2024	$26,634,873	$143,899	$106,116	$26,884,888
Net income	547,827	—	2,390	550,217
Contributions from Parent	245	—	—	245
Distributions to Parent	(462,174)	—	—	(462,174)
Distributions to non-controlling interests	—	—	(2,697)	(2,697)
Stock-based compensation, net of forfeitures	(4,273)	—	—	(4,273)
Reclassification of derivative gain to Interest expense	—	(6,345)	—	(6,345)
Unrealized loss on cash flow hedges	—	(5,949)	—	(5,949)
Foreign currency translation adjustments	—	35	—	35
Balance as of March 31, 2025	$26,716,498	$131,640	$105,809	$26,953,947
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$883,079	$550,217
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(129,958)	(132,047)
Stock-based compensation	4,125	2,904
Depreciation	131	129
Other losses	21	118
Amortization of debt issuance costs and original issue discount	10,894	12,356
Change in allowance for credit losses	(118,775)	186,957
Deferred income taxes	2,014	(3,938)
Payment-in-kind interest	(13,543)	—
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	—	1,767
Change in operating assets and liabilities:
Other assets	1,452	(7,294)
Accrued expenses and deferred revenue	(60,868)	(24,018)
Other liabilities	(1,576)	162
Net cash provided by operating activities	628,085	587,313

Cash flows from investing activities
Investments in loans and securities	(734,470)	(385,352)
Principal repayments of loans and securities and receipts of deferred fees	468,648	50
Capitalized transaction costs	(937)	(123)
Maturities of short-term investments	44,484	—
Acquisition of property and equipment	—	(25)
Net cash used in investing activities	(222,275)	(385,450)

Cash flows from financing activities
Contributions from Parent	—	63,216
Distributions to Parent	(486,259)	(462,033)
Proceeds from Revolving Credit Facility	—	248,356
Repayment of Revolving Credit Facility	—	(151,841)
Debt issuance costs	(98)	(19,088)
Repurchase of stock for tax withholding	(2,298)	(7,177)
Distributions to non-controlling interests	(2,753)	(2,698)
Net cash used in financing activities	(491,408)	(331,265)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	186

Net decrease in cash, cash equivalents and restricted cash	(85,748)	(129,216)
Cash, cash equivalents and restricted cash, beginning of period	553,412	456,899
Cash, cash equivalents and restricted cash, end of period	$467,664	$327,683

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Supplemental cash flow information:
Cash paid for interest	$239,463	$278,329
Cash paid for income taxes	—	—
Supplemental non-cash investing and financing activity:
Distributions payable	$486,549	$462,299
Debt issuance costs payable	5	305
Accrued capitalized transaction costs	2,241	414
Non-cash change in Investments in leases - financing receivables	71,348	71,525
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of March 31, 2026, we own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board, and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements, including the notes thereto, are unaudited and condense or exclude some of the disclosures and information normally required in audited financial statements.
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
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of March 31, 2026, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.0% of the entity’s cash flows.
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
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $44.5 million of short-term investments as of December 31, 2025. We did not have any short-term investments as of March 31, 2026.
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
We allocate the purchase price, including the costs incurred to acquire the assets, to the identifiable assets acquired and liabilities assumed, as applicable, using their relative fair value. Generally, the assets acquired are comprised of land, building and site improvements and in certain instances, such as our acquisition of MGM Growth Properties LLC (“MGP”) and the acquisition of the remaining interest of the joint venture that holds the real estate assets of MGM Grand Las Vegas and Mandalay Bay, existing leases and/or debt. Further, since all the components of our leases are classified as sales-type leases or financing receivables, as further described below, the assets acquired are transferred into the net investment in lease or financing receivable, as applicable.
Investments in Leases - Sales-type, Net
We account for our investments in leases under ASC 842 “Leases” (“ASC 842”). Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a direct financing, sales-type or operating lease. As required by ASC 842, we separately assess each lease component of the property, generally comprised of land and building, to determine the classification. If the lease component is determined to be a direct financing or sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease, net of allowance for credit losses. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset and, accordingly, no profit or loss is recognized. In addition, due to the long-term nature of our leases, the land and building components of an investment generally have the same lease classification.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent rent, which is generally comprised of amounts in excess of specified floors or the variable rent portion of our leases, is recognized as income in the period in which the changes in facts and circumstances giving rise to such contingent rent or variable lease payments occur.
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
We evaluate our loans on an individual basis to determine whether a loan should be placed on nonaccrual. We place loans on nonaccrual (i) if there is a significant deterioration in credit quality or (ii) once reasonable doubt exists about the collectability of the principal and interest due.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2026 and 2025.
Refer to Note 5 - Allowance for Credit Losses for further information.
Foreign Currency Translation and Remeasurement
Our investments in our Canadian gaming assets and certain of our loans are denominated in foreign currencies and, accordingly, we translate the financial statements of the subsidiaries that own such assets into U.S. Dollars (“USD” or “US$”) when we consolidate their financial results and position. Generally, assets and liabilities are translated at the exchange rate in effect at the date of the Balance Sheet and the resulting translation adjustments are included in Accumulated other comprehensive income in the Balance Sheet. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income Statement accounts are translated using the average exchange rate for the period.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income in our Balance Sheet with a corresponding change in Unrealized gain (loss) on cash flows hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 38% of our lease revenues for each of the three months ended March 31, 2026 and 2025. Contractual rent from our lease agreements with MGM represented 36% of our total contractual rent for each of the three months ended March 31, 2026 and 2025. Revenue from our lease agreements with Caesars represented 36% of our lease revenues for each of the three months ended March 31, 2026 and 2025. Contractual rent from our lease agreements with Caesars represented 37% of our total contractual rent for each of the three months ended March 31, 2026 and 2025.
Additionally, our properties on the Las Vegas Strip generated approximately 49% of our lease revenues for each of the three months ended March 31, 2026 and 2025. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disclosure of disaggregated information about certain income statement expense

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the fiscal year ending December 31, 2027, with early adoption permitted. We have elected not to early adopt and are currently evaluating the potential impact of ASU 2024-03 on our financial statements and disclosures.
Recent Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar Two”) that various jurisdictions around the world have adopted or proposed to adopt in domestic legislation. The OECD has published further guidance that modifies key aspects of the Pillar Two Global Minimum Tax (“GMT”) framework on a prospective basis. The new guidance includes a comprehensive “side-by-side package” that provides a safe harbor for U.S.-parented Multinational Enterprises (“MNEs”). The side-by-side package provides that taxes imposed under the Qualified Domestic Minimum Top-up Tax element of the GMT framework continue to apply to foreign operations of U.S.-parented MNEs. The changes agreed to in the side-by-side package will not be effective until jurisdictions that have implemented the GMT adopt the side-by-side package.
We have evaluated Pillar Two (including the GMT framework) and, although the current status of the safe harbor for 2026 pursuant to the side-by-side package remains unclear, we do not expect it to have a material impact on our Financial Statements. However, there also remains some uncertainty as to the final Pillar Two rules, including their adoption in each jurisdiction’s law. We will continue to monitor the United States and global legislative actions related to Pillar Two for potential impacts.
Note 3 — Real Estate Transactions
2026 Activity
Property Acquisitions and Investments
Gamehost Transaction
On March 30, 2026, we announced an agreement to acquire the real estate assets of Deerfoot Inn & Casino, Great Northern Casino and two limited-service hotels that are adjacent to Great Northern Casino (collectively, the “Gamehost Portfolio”) located in Alberta, Canada (the “Gamehost Transaction”), in connection with Pure Casino Entertainment Limited Partnership’s (“PURE”) pending take-private acquisition (the “PURE Gamehost Acquisition”) of Gamehost Inc. (GH.TO) (“Gamehost”), for an aggregate purchase price of C$200.6 million (approximately US$144.4 million based on the exchange rate at the time of the announcement).
Simultaneous with the closing of the PURE Gamehost Acquisition, the Gamehost Portfolio will be added to the existing triple-net master lease agreement between us and PURE (the “PURE Master Lease”) and annual rent will increase by C$16.1 million (US$11.6 million based on the exchange rate at the time of the announcement). The Gamehost Portfolio rent will escalate at 1.0% on February 1 following the first full 12 months post-closing (in line with the timing of the PURE Master Lease escalation), and escalation will conform to the PURE Master Lease thereafter at the greater of 1.5% or the change in Canadian CPI (capped at 2.5%). Additionally, the term of the PURE Master Lease will be extended such that, upon closing of the PURE Gamehost Acquisition, the PURE Master Lease will have a full 25 years remaining in the initial lease term, with four 5-year tenant renewal options. The tenant’s obligations under the PURE Master Lease will continue to be guaranteed by Indigenous Gaming Partners Inc.
The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2026.
Leasing
Northfield Park Severance Lease
On April 21, 2026, we entered into a new triple-net lease agreement (the “Northfield Park Lease”) with an affiliate of funds managed by Clairvest Group Inc. (“Clairvest”) with respect to the real property of MGM Northfield Park, located in Northfield, Ohio (“Northfield Park”), in connection with MGM’s previously announced agreement to sell the operations of Northfield Park, to an affiliate of Clairvest. In connection with the closing, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease has an initial annual base rent

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
of $53.0 million. The Northfield Park Lease has a 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum on May 1st each year, which for the avoidance of doubt, commences on May 1, 2026 (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease is guaranteed by an affiliate of funds managed by Clairvest that owns the operations of Northfield Park, with additional credit support provided by financial covenants within the lease.
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the three months ended March 31, 2026:

(In thousands)
Investment Name	Maximum Principal Amount	Investment Type	Collateral
One Beverly Hills Loan	$1,500,000	Mezzanine	Luxury experiential lifestyle hub in Beverly Hills, California
Chelsea Piers Stamford Loan	10,000	Senior Secured Loan	Certain equipment of the fitness club in Stamford, Connecticut
Chelsea Piers Jersey City Loan	6,000	Senior Secured Loan	Certain equipment of the fitness club in Jersey City, New Jersey
Total	$1,516,000
One Beverly Hills Mezzanine Loan
On March 23, 2026, we provided a $1.5 billion mezzanine loan that is subordinate to a $2.8 billion senior loan commitment led by J.P. Morgan as part of the construction financing for One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California (“One Beverly Hills”). The mezzanine loan represents a $1.05 billion incremental commitment beyond our previous $450.0 million investment in the project, which was repaid in connection with the refinancing. One Beverly Hills is being developed by Cain and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and includes a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in 2028.
The mezzanine loan has an initial term of 4 years with one 12-month extension option, subject to certain conditions, and will be deployed over the course of the initial term. Upon the closing of the transaction, we deployed an initial funding of $650.0 million.
Pending Transactions
Golden Entertainment Transaction
On November 6, 2025, we entered into an agreement to acquire 100% of the land, real property and improvements of seven casino properties (the “Golden Portfolio”) from Golden Entertainment, Inc. (“Golden Entertainment”) for $1.16 billion and to enter into a triple-net master lease (the “Golden Entertainment Master Lease”) with a newly formed entity owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden Entertainment (“Golden OpCo”), that will acquire the operating business of Golden Entertainment in connection with the closing of the transaction. The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Entertainment Master Lease will have an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Entertainment Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Entertainment Master Lease will be guaranteed by a holding company that is owned and controlled by Mr. Sartini and owns all of the gaming and operating assets formerly owned by Golden Entertainment, with additional credit support provided by financial covenants within the lease.
Pursuant to the terms of the master transaction agreement governing the transaction, Golden Entertainment shareholders will receive approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Entertainment stock upon closing, which represents an agreed-upon exchange ratio of 0.902 shares of VICI’s common stock per share of Golden Entertainment’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration that is payable by an affiliate of the Golden OpCo. In connection with the transaction, we will assume and immediately retire Golden Entertainment’s outstanding $426.0 million of debt.
On April 23, 2026, we announced that all gaming regulatory and shareholder approvals have been met and the transaction is expected to close on or around April 30, 2026, subject to the satisfaction of remaining customary closing conditions.
Note 4 — Real Estate Portfolio
As of March 31, 2026, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 26 casino assets leased on a triple-net basis to our tenants under nine separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 28 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under ten separate lease agreements;
•Investments in loans and securities, representing our 21 debt investments in senior secured and mezzanine loans, preferred equity and the senior secured notes; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas Strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Investments in leases – sales-type, net (1)	$23,897,827	$23,706,563
Investments in leases – financing receivables, net (1)	18,806,242	18,697,133
Total investments in leases, net	42,704,069	42,403,696
Investments in loans and securities, net	2,710,021	2,525,457
Land	148,002	148,002
Total real estate portfolio	$45,562,092	$45,077,155
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended March 31,
(In thousands)	2026	2025
Income from sales-type leases – fixed rent	$508,206	$500,587
Income from sales-type leases – contingent rent (1)	28,511	28,017
Income from lease financing receivables – fixed rent	387,921	382,041
Income from lease financing receivables – contingent rent (1)	2,519	1,897
Total lease revenue	927,157	912,542
Non-cash adjustment (2)	(130,071)	(132,101)
Total contractual lease revenue	$797,086	$780,441
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2026, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2026 (remaining)	$1,356,960	$961,577	$2,318,537
2027	1,834,113	1,302,024	3,136,137
2028	1,862,806	1,326,575	3,189,381
2029	1,892,456	1,351,605	3,244,061
2030	1,922,792	1,377,124	3,299,916
Thereafter	78,315,505	87,062,759	165,378,264
Total minimum lease payments	87,184,632	93,381,664	180,566,296
Unamortized initial direct costs	42,404	48,119	90,523
Less: Present value of lease payments (3)	(62,542,146)	(73,896,741)	(136,438,887)
Less: Allowance for credit losses	(787,063)	(726,800)	(1,513,863)
Investment in leases, net	$23,897,827	$18,806,242	$42,704,069
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
Lease Provisions
As of March 31, 2026, we owned 93 assets leased under 17 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of March 31, 2026, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 39.5 years.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	MGM Master Lease	Caesars Regional Master Lease and Joliet Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	25 years	18 years	18 years	30 years
Initial term maturity	4/30/2047	7/31/2035	7/31/2035	2/28/2050
Renewal terms	Three, ten-year terms	Four, five-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	5/1/25 - 4/30/26 (Lease Year 4)	11/1/25 - 10/31/26 (Lease Year 9)	11/1/25 - 10/31/26 (Lease Year 9)	3/1/26 - 2/28/27 (Lease Year 7)
Current annual rent	$774,682 (1)	$740,548 (2)	$505,678	$328,839
Annual escalator (3)	Lease years 2-10 - 2% Lease years 11-end of term - > 2% / change in CPI (capped at 3%)	> 2% / change in CPI	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term – >2% / change in CPI (capped at 3%)
Variable rent adjustment (4)	None	Years 11 & 16: 80% base rent / 20% variable rent	Years 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	None	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) On April 21, 2026, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease of $53.0 million.
(2) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $730.9 million.
(3) Any amounts representing rents in excess of the CPI floors specified above are considered contingent rent in accordance with GAAP.
(4) Variable rent is not subject to the annual escalator.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of March 31, 2026 and December 31, 2025:

($ In thousands)	March 31, 2026
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$82,875	$80,684	$—	11.0%	5.0 years
Senior Secured Loans	1,165,514	1,097,154	348,378	8.4%	4.3 years
Mezzanine Loans and Preferred Equity	1,576,563	1,532,183	1,071,646	9.7%	3.8 years
Total	$2,824,952	$2,710,021	$1,420,024	9.2%	4.0 years

($ In thousands)	December 31, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$83,406	$81,033	$—	11.0%	5.2 years
Senior Secured Loans	1,084,478	1,047,585	399,942	8.3%	4.4 years
Mezzanine Loans and Preferred Equity	1,412,203	1,396,839	223,553	9.6%	2.5 years
Total	$2,580,087	$2,525,457	$623,495	9.1%	3.4 years
____________________
(1) Carrying value includes unamortized loan origination fees and costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of March 31, 2026 and December 31, 2025.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

The following summarizes the activity of our investments in loans and securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning Balance January 1,	$2,525,457	$1,651,533
Principal fundings	734,470	385,252
Payment-in-kind interest	13,543	—
Repayments	(502,681)	—
Deferred fees	(16,936)	—
Change in CECL allowance	(36,951)	(2,682)
Other	(6,881)	2,430
Ending Balance March 31,	$2,710,021	$2,036,533

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
The following tables detail the allowance for credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,684,890	$(787,063)	$23,897,827	3.19%
Investments in leases – financing receivables	19,533,042	(726,800)	18,806,242	3.72%
Investments in loans and securities	2,803,321	(93,300)	2,710,021	3.33%
Other assets – sales-type sub-leases	862,706	(20,412)	842,294	2.37%
Totals	$47,883,959	$(1,627,575)	$46,256,384	3.40%

	December 31, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,625,749	$(919,186)	$23,706,563	3.73%
Investments in leases – financing receivables	19,467,011	(769,878)	18,697,133	3.95%
Investments in loans and securities	2,581,839	(56,382)	2,525,457	2.18%
Other assets – sales-type sub-leases	862,845	(23,909)	838,936	2.77%
Totals	$47,537,444	$(1,769,355)	$45,768,089	3.72%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of March 31, 2026 and December 31, 2025, such allowance is $28.5 million and $6.4 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning Balance	$1,775,753	$1,594,931
Initial allowance from current period investments	39,887	3,539
Current period change in credit allowance	(159,547)	183,364
Charge-offs	—	—
Recoveries	—	—
Ending Balance	$1,656,093	$1,781,834
During the three months ended March 31, 2026, we recognized a $118.8 million decrease in our allowance for credit losses primarily driven by positive changes in the macroeconomic forecast during the current quarter and the equity market performance of our tenants, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD, and standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD. The decrease was partially offset by recording an initial CECL allowance of $39.9 million on our $1.5 billion of debt investment activity and adjustments made to the inputs used in the CECL allowance calculation for certain of our loan investments.
During the three months ended March 31, 2025, we recognized a $187.0 million increase in our allowance for credit losses primarily driven by an increase in the R&S Period PD as a result of the equity market performance of our tenants and their parent guarantors, as applicable, and negative changes in the macroeconomic forecast during the quarter. In addition, we

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
recorded an initial CECL allowance of $3.5 million on our $300.0 million of debt investment activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.
As of March 31, 2026, we have one fully funded senior secured loan collateralized by a luxury golf-resort development with an unpaid principal balance of $82.8 million on non-accrual status.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of March 31, 2026 and December 31, 2025:

	Amortized Cost Basis by Year of Origination as of March 31, 2026 (1)
(In thousands)	2026	2025	2024	2023	2022	Prior	Total
Ba2	$—	$—	$—	$—	$4,893,948	$—	$4,893,948
Ba3	—	—	—	—	13,150,101	20,694,086	33,844,187
B1	—	—	—	—	2,408,533	928,162	3,336,695
B2	—	—	—	—	—	—	—
B3	—	—	—	737,536	301,417	893,688	1,932,641
Caa1	—	—	—	396,866	—	344,715	741,581
N/A (2)	643,083	251,532	349,839	1,091,138	799,315	—	3,134,907
Total	$643,083	$251,532	$349,839	$2,225,540	$21,553,314	$22,860,651	$47,883,959

	Amortized Cost Basis by Year of Origination as of December 31, 2025 (1)
(In thousands)	2025	2024	2023	2022	2021	Prior	Total
Ba2	$—	$—	$—	$4,873,999	$—	$—	$4,873,999
Ba3	—	—	—	13,095,110	2,194,863	18,458,589	33,748,562
B1	—	—	—	2,398,728	—	927,427	3,326,155
B2	—	—	449,694	—	—	—	449,694
B3	—	—	290,139	301,167	—	892,567	1,483,873
Caa1	—	—	398,903	—	—	344,104	743,007
N/A (2)	671,696	350,183	1,089,558	800,717	—	—	2,912,154
Total	$671,696	$350,183	$2,228,294	$21,469,721	$2,194,863	$20,622,687	$47,537,444
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Sales-type sub-leases, net (1)	$842,294	$838,936
Property and equipment used in operations, net	67,706	68,045
Right of use assets and sub-lease right of use assets	52,155	53,945
Deferred acquisition costs	17,471	14,562
Debt financing costs	15,870	17,138
Interest receivable	15,399	14,506
Other receivables	10,886	13,272
Deferred income taxes	8,107	9,535
Forward-starting interest rate swaps	6,690	—
Prepaid expenses	5,042	4,766
Tenant reimbursement receivables	3,447	2,357
Other	2,309	1,988
Total other assets	$1,047,376	$1,039,050
____________________
(1) As of March 31, 2026 and December 31, 2025, sales-type sub-leases are net of $20.4 million and $23.9 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Finance sub-lease liabilities	$862,706	$862,845
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	51,871	53,654
CECL allowance for unfunded commitments	28,518	6,398
Deferred income taxes	6,942	6,619
Other	250	250
Total other liabilities	$1,023,887	$1,003,366

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of March 31, 2026 and December 31, 2025:

($ In thousands)	March 31, 2026
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	118,569	118,569
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	21,825	21,825
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,834,205
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	497,870
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,248,098
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	751,831
3.750% Notes	February 15, 2027	3.750%	750,000	748,533
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	345,395
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,245,263
4.750% Notes	April 1, 2028	4.750%	400,000	397,343
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	716,723
4.625% Notes	December 1, 2029	4.625%	1,000,000	994,132
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	993,249
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,474
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	742,176
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,487,429
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	542,198
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,801
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,966
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	486,020
Total Debt		4.464% (4)	$17,090,394	$16,787,100

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	120,219	120,219
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	22,234	22,234
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,827,515
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	496,596
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,247,385
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	752,382
3.750% Notes	February 15, 2027	3.750%	750,000	748,114
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	344,756
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,244,632
4.750% Notes	April 1, 2028	4.750%	400,000	397,012
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	713,898
4.625% Notes	December 1, 2029	4.625%	1,000,000	993,732
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	992,815
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,101
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,828
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,486,918
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,956
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,409
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,842
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,897
Total Debt		4.464% (4)	$17,092,453	$16,773,241
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three months ended March 31, 2026, the commitment fee for the Revolving Credit Facility averaged 0.20%.
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
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of March 31, 2026, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.62%.
The following table is a schedule of future minimum principal payments of our debt obligations as of March 31, 2026:

(In thousands)	Future Minimum Principal Payments
2026 (remaining)	$1,750,000
2027	1,500,000
2028	2,000,000
2029	1,890,394
2030	2,000,000
2031	750,000
Thereafter	7,200,000
Total minimum principal payments	$17,090,394
Senior Unsecured Notes
As set forth in the above table, as of March 31, 2026, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.50 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $2.3 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $63.6 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”), and (viii) $1.3 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes are collectively referred to as the “Senior Unsecured Notes”.
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
As of March 31, 2026, we had C$165.0 million and £16.5 million outstanding on the Revolving Credit Facility in connection with the funding of a portion of our Canadian investments and our United Kingdom investments, respectively.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At March 31, 2026, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2026. There were no derivative instruments outstanding as of December 31, 2025.

($ In thousands)	March 31, 2026
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swaps	9	3.6840%	$450,000	USD-SOFR-OIS Compound	March 31, 2036
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Unrealized gain (loss) recorded in other comprehensive income	$6,690	$(5,949)
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,389)	(6,345)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$165.0 million and £16.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three months ended March 31, 2026, we recognized $2.1 million in unrealized gains related to such net investment hedges, and for the three months ended March 31, 2025, we recognized $0.6 million in unrealized losses, related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$6,690	$—	$6,690	$—

	December 31, 2025
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$44,484	$—	$44,484	$—
___________________
(1)The fair values of our interest rate swap derivative instruments were estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising interest rate curves and credit spreads, which are Level 2 measurements as defined under ASC 820.
(2)The carrying value of these investments is equal to their fair value due to the short-term nature of the investments, as well as their credit quality.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of March 31, 2026 and December 31, 2025 for which fair value is only disclosed are as follows:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$18,806,242	$18,108,965	$18,697,133	$18,030,775
Investments in loans and securities (2)	2,710,021	2,685,279	2,525,457	2,445,252
Cash and cash equivalents	480,206	480,206	563,479	563,479
Financial liabilities:
Debt (3)
Revolving Credit Facility	$140,394	$140,394	$142,453	$142,453
MGM Grand/Mandalay Bay CMBS Debt	2,834,205	2,820,056	2,827,515	2,834,520
Senior Unsecured Notes	13,812,501	13,744,407	13,803,273	13,967,990
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
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of March 31, 2026, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
Lease Commitments
•Operating Lease Commitments. We are liable under operating leases for: (i) land at the Cascata golf course, which expires in 2038 and has three 10-year extension options, and (ii) our corporate headquarters in New York, NY, which expires in 2035 and has one five-year renewal option.
•Sub-Lease Commitments. Certain of our acquisitions necessitate that we assume, as the lessee, ground and use leases that may be integral to the operations of the property, the cost of which is passed to our tenants through our lease agreements, which require the tenants to pay all costs associated with such ground and use leases and provide for their direct payment to the landlord.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Other assets (operating lease and sub-leases right-of-use assets)	$52,155	$53,945
Other liabilities (operating lease and sub-lease liabilities)	51,871	53,654
Other assets (sales-type sub-leases, net) (1)	842,294	838,936
Other liabilities (finance sub-lease liabilities)	862,706	862,845
___________________
(1) As of March 31, 2026 and December 31, 2025, sales-type sub-leases are net of $20.4 million and $23.9 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating leases
Rental expense (1)	$627	$626
Contractual rent	695	254
Operating sub-leases
Rental income and expense (2)	1,812	1,781
Contractual rent	1,733	1,650
Finance sub-leases
Rental income and expense (2)	15,951	15,962
Contractual rent	15,833	15,819
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at March 31, 2026 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2026 (remaining)	$2,080	$5,281	$49,405
2027	1,921	7,208	65,234
2028	2,813	6,470	65,295
2029	1,921	5,743	65,854
2030	2,916	2,436	66,029
2031	2,998	1,876	66,029
Thereafter	14,912	6,804	2,561,851
Total minimum lease commitments	$29,561	$35,818	$2,939,697
Discounting factor	8,431	5,077	2,076,991
Lease liability	$21,130	$30,741	$862,706

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	10.9 years	6.5 years	50.6 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 11 — Stockholders' Equity
Stock
Authorized
As of March 31, 2026, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended March 31, 2026 and 2025.
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
The following table summarizes our transactions under the ATM Program during the three months ended March 31, 2025, all of which were conducted subject to forward sale agreements, which we refer to as ATM forward sale agreements. There were no such transactions during the three months ended March 31, 2026.

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
As of March 31, 2026, we had approximately 7,750,000 forward shares remaining to be settled under our ATM Program. The net forward sales price per share of forward shares sold under the ATM Program was $31.17 and would result in us receiving approximately $241.6 million in net cash proceeds if we were to physically settle the shares. Alternatively, if we were to cash settle the shares under the ATM forward sale agreements, it would result in a cash inflow of $29.9 million, or, if we were to net share settle the shares under the ATM forward sale agreements, it would result in us receiving approximately 1,092,943 shares of common stock.
Forward Settlement Activity
There was no settlement activity of the outstanding forward shares under our marketed public offerings or the ATM Program during the three months ended March 31, 2026 and 2025. Subsequent to quarter-end, on April 29, 2026, we physically settled the remaining 7,750,000 forward shares outstanding under the ATM Program in exchange for total net settlement proceeds of approximately $242.1 million.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Three Months Ended March 31,
Common Stock Outstanding	2026	2025
Beginning Balance January 1,	1,068,811,371	1,056,366,685
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	177,628	301,369
Ending Balance March 31,	1,068,988,999	1,056,668,054
Distributions
Dividends declared (on a per share basis) during the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500

Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
Note 12 — Earnings Per Share and Earnings Per Unit
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding. The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 – Stockholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2026	2025
Determination of shares:
Weighted-average shares of common stock outstanding	1,068,399	1,056,012
Assumed conversion of restricted stock	128	392
Assumed settlement of forward sale agreements	—	28
Diluted weighted-average shares of common stock outstanding	1,068,528	1,056,433

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Basic:
Net income attributable to common stockholders	$872,390	$543,607
Weighted-average shares of common stock outstanding	1,068,399	1,056,012
Basic EPS	$0.82	$0.51

Diluted:
Net income attributable to common stockholders	$872,390	$543,607
Diluted weighted-average shares of common stock outstanding	1,068,528	1,056,433
Diluted EPS	$0.82	$0.51
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
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended March 31,
(In thousands)	2026	2025
Determination of units:
Weighted-average units outstanding	1,080,631	1,068,244
Assumed conversion of VICI restricted stock	128	392
Assumed settlement of VICI forward sale agreements	—	28
Diluted weighted-average units outstanding	1,080,759	1,068,664

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per unit data)	2026	2025
Basic:
Net income attributable to partners	$879,462	$547,827
Weighted-average units outstanding	1,080,631	1,068,244
Basic EPU	$0.81	$0.51

Diluted:
Net income attributable to partners	$879,462	$547,827
Weighted-average units outstanding	1,080,759	1,068,664
Diluted EPU	$0.81	$0.51
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At March 31, 2026, approximately 8.7 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock-based compensation expense	$4,125	$2,904
The following tables detail the activity of our time-based restricted stock and performance-based restricted stock units:

	Three Months Ended March 31, 2026
	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	468	$30.37	877	$32.51
Granted	254	29.49	353	32.54
Vested	(205)	30.92	—	—
Forfeited	—	—	(213)	37.42
Canceled	—	—	—	—
Outstanding at end of period	517	$29.89	1,017	$31.38

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31, 2025
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
As of March 31, 2026, there was $34.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.
Note 14 — Segment Information
Our operations consist of real estate investment activities, which represent substantially all of our business. Accordingly, all of our operations have been considered to represent one operating segment and one reportable segment. Our CODM is Edward B. Pitoniak, our CEO, who assesses the performance of our Company using consolidated Net income as reported on the Statement of Operations.
On a monthly basis, the CODM reviews the consolidated income statement, including the primary drivers of changes against the prior period, which allows him to actively monitor and review our revenues and expenses. Given the relatively predictable nature of our cash flows due to the net lease structure of our real estate portfolio, the CODM’s primary focus when reviewing the consolidated income statement is monitoring changes in the line items in the Statement of Operations as compared to the prior period and to evaluate total general and administrative expenses against the Company’s approved budget. Significant segment expenses and other segment items are identical to what is reported on the face of the Statement of Operations. The CODM does not review assets at a different asset level or category than the amounts disclosed in the Balance Sheet.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three months ended March 31, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments; the financial condition and performance of our tenants, borrowers, and their affiliates, and our dependence on them for substantially all of our revenues (including our tenants’ renewal of the respective lease agreements following the initial or subsequent terms); the performance of the gaming and other experiential industries in which our tenants and borrowers operate, and our dependence on the gaming industry and Las Vegas in particular; our ability to successfully pursue and consummate acquisitions and investments, and realize the anticipated benefits thereof; the impact of extensive regulation from gaming and other regulatory authorities; our substantial indebtedness and ability to service, refinance and fulfill our obligations thereunder, and our ability to make distributions to stockholders; our ability to maintain our qualification for taxation as a REIT; and additional operational, legal and external risks. The foregoing list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements and is not intended to be exhaustive. For a more complete discussion of the risks and uncertainties that may affect our business, see "Risk Factors" in our most recent Annual Report on Form 10-K and subsequent filings with the SEC.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 93 experiential assets across a geographically diverse portfolio consisting of 54 gaming properties and 39 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 127 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states and

Canada, contain approximately 60,300 hotel rooms and feature over 500 restaurants, bars, nightclubs and sportsbooks. As of March 31, 2026, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 39.5 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain, Canyon Ranch, Chelsea Piers, Great Wolf Resorts, Homefield, Kalahari Resorts and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that were originated for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment criteria and objectives, and (iii) the ability to make investments in experiential asset classes outside of gaming with a goal of increasing our investment activity in these asset classes over time. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three months ended March 31, 2026.
Impact of Material Trends on Our Business
The macroeconomic environment has introduced significant uncertainty and heightened risk for businesses, including us and our tenants, including the impact of changing interest rates, inflationary and recessionary threats, geopolitical and regulatory uncertainty, and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, increasing competition from a variety of sources, and increased operational expenses, such as with respect to the impact of tariffs or trade barriers, labor, insurance or energy costs. As a triple-net lessor, increased operational expenses at our leased properties are borne by our tenants and do not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our lease agreements. Similarly, our borrowers are responsible for operating their businesses, subject to compliance with the terms of our loan agreements.
As part of our ongoing portfolio and asset management function, we monitor our tenants' and borrowers' financial performance on an ongoing basis. Financial underperformance or operating challenges experienced by any of our tenants or borrowers, whether driven by competitive dynamics, strategic decisions, or broader industry or macroeconomic conditions, may adversely affect their ability to fulfill their contractual obligations under our lease and loan agreements. The full extent to which the trends described herein adversely affect our tenants and borrowers, the industries in which they operate, and/or ultimately impact our business depends on future developments that cannot be predicted with confidence, including our tenants' and borrowers' business strategy and financial performance, the direct and indirect effects of the trends discussed in this section and the impact of any future measures taken in response to such trends.
For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and as updated from time to time in our other filings with the SEC.

SIGNIFICANT ACTIVITIES DURING 2026
Acquisition and Leasing Activity
•Gamehost Transaction. On March 30, 2026, we announced an agreement to acquire the real estate assets of the Gamehost Portfolio, comprised of Deerfoot Inn & Casino, Great Northern Casino and two limited-service hotels that are adjacent to Great Northern Casino, located in Alberta, Canada, in connection with the pending PURE Gamehost Acquisition, for an aggregate purchase price of C$200.6 million (approximately US$144.4 million based on the exchange rate at the time of the announcement).
Simultaneous with the closing of the PURE Gamehost Acquisition, the Gamehost Portfolio will be added to the existing PURE Master Lease and annual rent will increase by C$16.1 million (US$11.6 million based on the exchange rate at the time of the announcement). The Gamehost Portfolio rent will escalate at 1.0% on February 1 following the first full 12 months post-closing (in line with the timing of the PURE Master Lease escalation), and escalation will conform to the PURE Master Lease thereafter at the greater of 1.5% or the change in Canadian CPI (capped at 2.5%). Additionally, the term of the PURE Master Lease will be extended such that, upon closing of the PURE Gamehost Acquisition, the PURE Master Lease will have a full 25 years remaining in the initial lease term, with four 5-year tenant renewal options. The tenant’s obligations under the PURE Master Lease will continue to be guaranteed by Indigenous Gaming Partners Inc.
The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in mid-2026.
•Northfield Park Severance Lease. On April 21, 2026, we entered into the Northfield Park Lease with an affiliate of Clairvest with respect to Northfield Park, located in Northfield, Ohio, in connection with MGM’s previously announced agreement to sell the operations of Northfield Park to an affiliate of Clairvest. In connection with the closing, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease has an initial annual base rent of $53.0 million. The Northfield Park Lease has a 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum on May 1st each year, which for the avoidance of doubt, commences on May 1, 2026 (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease is guaranteed by an affiliate of funds managed by Clairvest that owns the operations of Northfield Park with additional credit support provided by financial covenants within the lease.
Pending Transactions
•Golden Entertainment Transaction. On November 6, 2025, we entered into an agreement to acquire 100% of the land, real property and improvements of the Golden Portfolio from Golden Entertainment for $1.16 billion and to enter into the triple-net Golden Entertainment Master Lease with Golden OpCo, a newly formed entity owned and controlled by Blake L. Sartini, current chairman and chief executive officer of Golden Entertainment, that will acquire the operating business of Golden Entertainment in connection with the closing of the transaction. The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Entertainment Master Lease will have an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Entertainment Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Entertainment Master Lease will be guaranteed by a holding company that is owned and controlled by Mr. Sartini and owns all of the gaming and operating assets formerly owned by Golden Entertainment, with additional credit support provided by financial covenants within the lease.
Pursuant to the terms of the master transaction agreement governing the transaction, Golden Entertainment shareholders will receive approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden Entertainment stock upon closing, which represents an agreed-upon exchange ratio of 0.902 shares of VICI’s common stock per share of Golden Entertainment’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration that is payable by an affiliate of the Golden OpCo. In connection with the transaction, we will assume and immediately retire Golden Entertainment’s outstanding $426.0 million of debt.
On April 23, 2026, we announced that all gaming regulatory and shareholder approvals have been met and the transaction is expected to close on or around April 30, 2026, subject to the satisfaction of remaining customary closing conditions.
Real Estate Debt Investment Activity
•One Beverly Hills Mezzanine Loan. On March 23, 2026, we provided a $1.5 billion mezzanine loan that is subordinate to a $2.8 billion senior loan commitment led by J.P. Morgan as part of the construction financing for One Beverly Hills, a landmark 17.5-acre luxury experiential lifestyle hub in Beverly Hills, California. The mezzanine loan represents a $1.05 billion incremental commitment beyond our previous $450.0 million investment in the project, which was repaid in connection with the refinancing. One Beverly Hills is being developed by Cain and will be anchored by Aman Beverly Hills, featuring an Aman Hotel and Aman-branded residences, and includes a full-scale refurbishment of The Beverly Hilton, additional retail, food and beverage offerings, and 10 acres of botanical gardens and open space. Construction of the development has commenced and is expected to be completed in 2028.
The mezzanine loan has an initial term of 4 years with one 12-month extension option, subject to certain conditions, and will be deployed over the course of the initial term. Upon the closing of the transaction, we deployed an initial funding of $650.0 million. We have funded and intend to continue to fund the investment with cash on hand.
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the three months ended March 31, 2026:

(In millions)
Real Estate Debt Investment	Investment Type	Maximum Principal Amount	Collateral
One Beverly Hills Loan	Mezzanine	$1,500.0	Luxury experiential lifestyle hub in Beverly Hills, California
Chelsea Piers Stamford Loan	Senior Secured Loan	10.0	Certain equipment of the fitness club in Stamford, Connecticut
Chelsea Piers Jersey City Loan	Senior Secured Loan	6.0	Certain equipment of the fitness club in Jersey City, New Jersey
Total		$1,516.0
Financing and Capital Markets Activity
•Forward-Starting Interest Rate Swaps. During the three months ended March 31, 2026, we entered into nine forward-starting interest rate swap agreements for an aggregate notional amount of $450.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in September and December 2026.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Revenues
Income from sales-type leases	$536,717	$528,604	$8,113
Income from lease financing receivables, loans and securities	451,953	426,480	25,473
Other income	18,899	19,513	(614)
Golf revenues	10,952	9,607	1,345
Total revenues	1,018,521	984,204	34,317

Expenses
General and administrative	15,976	14,860	1,116
Depreciation	967	996	(29)
Other expenses	18,899	19,513	(614)
Golf expenses	6,469	6,352	117
Change in allowance for credit losses	(118,775)	186,957	(305,732)
Transaction and acquisition expenses	167	45	122
Total expenses	(76,297)	228,723	(305,020)

Interest expense	(209,362)	(209,251)	(111)
Interest income	4,493	3,697	796
Other losses	(21)	(118)	97
Income before income taxes	889,928	549,809	340,119
(Provision for) benefit from income taxes	(3,974)	2,456	(6,430)
Net income	885,954	552,265	333,689
Less: Net income attributable to non-controlling interests	(13,564)	(8,658)	(4,906)
Net income attributable to common stockholders	$872,390	$543,607	$328,783

Revenue
For the three months ended March 31, 2026 and 2025, our revenue was comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Leasing revenue	$927,157	$912,542	$14,615
Income from loans and securities	61,513	42,542	18,971
Other income	18,899	19,513	(614)
Golf revenues	10,952	9,607	1,345
Total revenues	$1,018,521	$984,204	$34,317
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Income from sales-type leases	$536,717	$528,603	$8,114
Income from lease financing receivables (1)	390,440	383,938	6,502
Total leasing revenue	927,157	912,542	14,615
Non-cash adjustment (2)	(130,071)	(132,101)	2,030
Total contractual leasing revenue	$797,086	$780,441	$16,645
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $14.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Total contractual leasing revenue increased $16.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increases were primarily driven by the annual rent escalators from certain of our lease agreements.
Income From Loans and Securities
Income from loans and securities increased $19.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments.

Expenses
For the three months ended March 31, 2026 and 2025, our operating expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
General and administrative	$15,976	$14,860	$1,116
Depreciation	967	996	(29)
Other expenses	18,899	19,513	(614)
Golf expenses	6,469	6,352	117
Change in allowance for credit losses	(118,775)	186,957	(305,732)
Transaction and acquisition expenses	167	45	122
Total expenses	$(76,297)	$228,723	$(305,020)
General and Administrative Expenses
General and administrative expenses increased $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses decreased $305.7 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily as a result of positive changes in the macroeconomic forecast and changes to the reasonable and supportable period, or R&S Period, probability of default, or PD, and loss given default, or LGD, of our existing tenants and their parent guarantors (as applicable) due to market performance during the period, partially offset by a higher initial allowance on the debt investment activity. Refer to Note 5 - Allowance for Credit Losses for further details.
Other Income and Expenses
For the three months ended March 31, 2026 and 2025, our other income and expenses were comprised of the following items:

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Interest expense	$(209,362)	$(209,251)	$(111)
Interest income	4,493	3,697	796
Other losses	(21)	(118)	97
Interest Expense
Interest expense increased $0.1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in the weighted average annualized interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as a result of a higher effective interest rate on the April 2025 Notes as compared to the debt that was refinanced by such notes, partially offset by lower amortization of noncash original issue discount and lower average debt outstanding during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (or losses), deferred income tax expenses and benefits, other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interests with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended March 31,
(In thousands, except share data and per share data)	2026	2025
Net income attributable to common stockholders	$872,390	$543,607
Real estate depreciation	—	—
FFO attributable to common stockholders	872,390	543,607
Non-cash leasing and financing adjustments	(130,032)	(132,047)
Non-cash change in allowance for credit losses	(118,775)	186,957
Non-cash stock-based compensation	4,125	2,904
Transaction and acquisition expenses	167	45
Amortization of debt issuance costs and original issue discount	17,283	18,771
Other depreciation	836	867
Capital expenditures	(629)	(132)
Other losses (1)	21	118
Deferred income tax provision (benefit)	2,106	(3,976)
Non-cash adjustments attributable to non-controlling interests	3,415	(1,132)
AFFO attributable to common stockholders	650,907	615,982
Interest expense, net	187,586	186,783
Current income tax expense	1,868	1,520
Adjustments attributable to non-controlling interests	(2,135)	(2,149)
Adjusted EBITDA attributable to common stockholders	$838,226	$802,136

Net income per common share
Basic	$0.82	$0.51
Diluted	$0.82	$0.51
FFO per common share
Basic	$0.82	$0.51
Diluted	$0.82	$0.51
AFFO per common share
Basic	$0.61	$0.58
Diluted	$0.61	$0.58
Weighted average number of shares of common stock outstanding
Basic	1,068,399,427	1,056,012,414
Diluted	1,068,527,584	1,056,432,790
____________________
(1)Represents non-cash foreign currency remeasurement adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2026, our available cash and cash-equivalents balance, capacity under our Revolving Credit Facility and proceeds available from outstanding forward sale agreements were as follows:

(In thousands)	March 31, 2026
Cash and cash equivalents	$480,206
Capacity under Revolving Credit Facility (1)	2,359,606
Net proceeds available from settlement of Forward Sale Agreements (2)	241,589
Total	$3,081,401
____________________
(1)In addition, the Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
(2)Assumes the physical settlement of the 7,750,000 shares remaining to be settled as of March 31, 2026 under our ATM forward sale agreements at a forward sales price of $31.17, calculated as of March 31, 2026. Subsequent to quarter-end, on April 29, 2026, we physically settled the 7,750,000 shares outstanding under the ATM Program in exchange for total net settlement proceeds of approximately $242.1 million.
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
All of our lease agreements call for an initial term of between fifteen and thirty-two years with additional tenant renewal options and, along with our loans, are designed to provide us with a reliable and predictable long-term revenue stream. Our cash flows from operations and our ability to access capital resources could be adversely affected due to uncertain economic factors and volatility in the financial and credit markets, including as a result of the current interest rate environment, inflationary pressures, equity market volatility, and changes in consumer behavior and spending. In particular, we can provide no assurances that our tenants will not default on their leases or fail to make full rental payments if their businesses become challenged due to, among other things, current or future adverse economic conditions. See “Overview — Impact of Material Trends on our Business” above for additional detail. In the event our tenants are unable to make all of their contractual rent payments as provided by our lease agreements, we believe we have sufficient liquidity from the other sources discussed above to meet all of our contractual obligations for a significant period of time. For more information, refer to the risk factors incorporated by reference into Part II. Item 1A. Risk Factors herein from our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of March 31, 2026, we had $17.1 billion of debt obligations outstanding, of which $500.0 million matures on September 1, 2026, $1.25 billion matures on December 1, 2026, $750.0 million matures on February 1, 2027 and $750.0 million matures on February 15, 2027. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.
Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans, and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of March 31, 2026. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2026 (remaining)	2027	2028	2029	2030 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$1,750,000	$1,500,000	$2,000,000	$1,750,000	$6,950,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	140,394	—	—	—	140,394	—
Scheduled interest payments (1)	5,072,724	556,029	684,179	601,867	532,316	2,698,333
Total debt contractual obligations	22,163,118	2,306,029	2,184,179	2,601,867	2,422,710	12,648,333

Future funding commitments, leases and contracts (2)
Future funding commitments – loan investments (3)	1,420,024	890,278	231,637	136,584	150,541	10,984
Golf course operating lease and contractual commitments	37,307	1,648	2,241	2,286	2,331	28,801
Corporate office leases	14,921	1,307	871	1,742	828	10,173
Total future funding commitments, leases and contracts	1,472,252	893,233	234,749	140,612	153,700	49,958

Total contractual commitments	$23,635,370	$3,199,262	$2,418,928	$2,742,479	$2,576,410	$12,698,291
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable CORRA and SONIA rates as of March 31, 2026.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of March 31, 2026, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw such future funds, prior to November 1, 2026. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects.

Cash Flow Analysis
The table below summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$631,864	$591,859	$40,005
Used in investing activities	(222,903)	(385,581)	162,678
Used in financing activities	(492,084)	(396,762)	(95,322)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	186	(336)
Net decrease in cash, cash equivalents and restricted cash	(83,273)	(190,298)	107,025
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615	38,864
Cash, cash equivalents and restricted cash, end of period	$480,206	$334,317	$145,889
Cash Flows from Operating Activities
Net cash provided by operating activities increased $40.0 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was primarily driven by the receipt of payment-in-kind interest, the annual rent escalators from our lease agreements and incremental interest income from additional loan fundings.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $162.7 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.
During the three months ended March 31, 2026, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $734.5 million;
•Principal repayments of loans and receipts of deferred fees in the amount of $468.6 million; and
•Maturities of short-term investments of $44.5 million.
During the three months ended March 31, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $385.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities increased $95.3 million for the three months ended March 31, 2026, compared with the three months ended March 31, 2025.
During the three months ended March 31, 2026, the primary sources and uses of cash in financing activities included:
•Dividend payments of $481.4 million;
•Distributions of $8.3 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $2.3 million.
During the three months ended March 31, 2025, the primary sources and uses of cash from financing activities included:
•Dividend payments of $459.0 million;
•Draws of $248.4 million and repayments of $151.8 million on our Revolving Credit Facility;
•Payments of debt issuance costs of $19.1 million;
•Distributions of $8.0 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.

Debt
For a summary of our debt obligations as of March 31, 2026, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and operating covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At March 31, 2026, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500

Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical policies and estimates for the three months ended March 31, 2026.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of March 31, 2026, we had $17.1 billion aggregate principal amount of outstanding indebtedness, of which 99.2% has a fixed interest rate and 0.8% has a variable interest rate, representing the US$140.4 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of March 31, 2026, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $1.4 million using the applicable exchange rate as of March 31, 2026.

Additionally, we are exposed to interest rate risk between the time we enter into a transaction and the time we finance the related transaction with long-term fixed-rate debt. In addition, when long-term debt matures, we may have to refinance such debt at a higher interest rate, thereby exposing us to interest rate risk in connection with such refinancings. In a heightened interest rate environment, we have from time to time and may in the future seek to mitigate that risk by utilizing forward-starting interest rate swap agreements, U.S. Treasury rate lock agreements and other derivative instruments. Market interest rates are sensitive to many factors that are beyond our control.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the three months ended March 31, 2026.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended March 31, 2026, certain employees surrendered shares of common stock owned by them to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of shares of restricted common stock issued under our stock incentive plan. The following table summarizes such common stock repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2026 through January 31, 2026	—	$—	—	—
February 1, 2026 through February 28, 2026 (1)	76,538	30.01	—	—
March 1, 2026 through March 31, 2026	—	—	—	—
Total	76,538	$30.01	—	—
__________________________
(1) All shares of common stock were surrendered by certain employees to VICI to satisfy their statutory minimum federal and state income tax obligations associated with the vesting of performance-based restricted stock units and shares of restricted common stock issued under our stock incentive plan.
VICI Properties L.P.
During the three months ended March 31, 2026, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Third Amendment to Amended and Restated Master Lease, dated as of April 21, 2026, by and between MGP Lessor, LLC and MGM Lessee, LLC.	X

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 29, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 29, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	April 29, 2026
Jeremy L. Waxman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	April 29, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	April 29, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	April 29, 2026
Jeremy L. Waxman	(Principal Accounting Officer)