Form 10-Q
period 2026-06-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2026-07-29
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
As of July 28, 2026, VICI Properties Inc. had 1,101,077,562 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2026 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of June 30, 2026, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turn owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of June 30, 2026.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of June 30, 2026, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$24,577,355	$23,706,563
Investments in leases - financing receivables, net	19,280,057	18,697,133
Investments in loans and securities, net	2,917,311	2,525,457
Real estate under development	23,272	—
Land	148,002	148,002
Cash and cash equivalents	288,063	563,479
Short-term investments	—	44,484
Other assets	1,037,160	1,039,050
Total assets	$48,271,220	$46,724,168

Liabilities
Debt, net	$16,931,155	$16,773,241
Accrued expenses and deferred revenue	220,415	238,715
Dividends and distributions payable	500,755	486,259
Other liabilities	1,016,184	1,003,366
Total liabilities	18,668,509	18,501,581

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,101,074,906 and 1,068,811,371 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11,011	10,688
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	25,854,906	24,898,868
Accumulated other comprehensive income	115,412	121,031
Retained earnings	3,189,420	2,767,053
Total VICI stockholders’ equity	29,170,749	27,797,640
Non-controlling interests	431,962	424,947
Total stockholders’ equity	29,602,711	28,222,587
Total liabilities and stockholders’ equity	$48,271,220	$46,724,168
_______________________________________________________
Note: As of June 30, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $1,014.8 million, $769.0 million, $92.1 million and $27.0 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Income from sales-type leases	$549,202	$530,348	$1,085,919	$1,058,952
Income from lease financing receivables, loans and securities	478,395	440,260	930,348	866,740
Other income	18,915	19,536	37,814	39,049
Golf revenues	11,993	11,190	22,945	20,797
Total revenues	1,058,505	1,001,334	2,077,026	1,985,538

Expenses
General and administrative	15,429	14,561	31,405	29,421
Depreciation	998	741	1,965	1,737
Other expenses	18,915	19,536	37,814	39,049
Golf expenses	7,395	6,619	13,864	12,971
Change in allowance for credit losses	271,059	(142,001)	152,284	44,956
Transaction and acquisition expenses	1,815	7,434	1,982	7,479
Total expenses	315,611	(93,110)	239,314	135,613

Interest expense	(209,927)	(213,797)	(419,289)	(423,048)
Interest income	2,228	2,293	6,721	5,990
Other (losses) gains	(345)	992	(366)	874
Income before income taxes	534,850	883,932	1,424,778	1,433,741
Benefit from (provision for) income taxes	461	(5,564)	(3,513)	(3,108)
Net income	535,311	878,368	1,421,265	1,430,633
Less: Net income attributable to non-controlling interests	(8,790)	(13,289)	(22,354)	(21,947)
Net income attributable to common stockholders	$526,521	$865,079	$1,398,911	$1,408,686

Net income per common share
Basic	$0.48	$0.82	$1.30	$1.33
Diluted	$0.48	$0.82	$1.30	$1.33

Weighted average number of shares of common stock outstanding
Basic	1,090,197,080	1,056,222,836	1,079,358,468	1,056,118,206
Diluted	1,090,236,611	1,057,270,580	1,079,442,313	1,056,852,269

Other comprehensive income
Net income	$535,311	$878,368	$1,421,265	$1,430,633
Reclassification of derivative gain to Interest expense	(6,389)	(6,386)	(12,778)	(12,731)
Unrealized gain (loss) on cash flow hedges	6,188	—	12,878	(5,949)
Foreign currency translation adjustments	(3,275)	10,091	(5,780)	10,126
Comprehensive income	531,835	882,073	1,415,585	1,422,079
Comprehensive income attributable to non-controlling interests	(8,754)	(13,339)	(22,293)	(21,860)
Comprehensive income attributable to common stockholders	$523,081	$868,734	$1,393,292	$1,400,219
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2025	$10,688	$24,898,868	$121,031	$2,767,053	$27,797,640	$424,947	$28,222,587
Net income	—	—	—	872,390	872,390	13,564	885,954
Reallocation of equity	—	40	—	—	40	(40)	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(481,045)	(481,045)	(8,257)	(489,302)
Stock-based compensation, net of forfeitures	2	1,805	—	—	1,807	20	1,827
Reclassification of derivative gain to Interest expense	—	—	(6,317)	—	(6,317)	(72)	(6,389)
Unrealized gain on cash flow hedges	—	—	6,615	—	6,615	75	6,690
Foreign currency translation adjustments	—	—	(2,477)	—	(2,477)	(28)	(2,505)
Balance as of March 31, 2026	10,690	24,900,713	118,852	3,158,398	28,188,653	430,209	28,618,862
Net income	—	—	—	526,521	526,521	8,790	535,311
Issuance of common stock, net	321	950,836	—	—	951,157	—	951,157
Reallocation of equity	—	(1,200)	—	—	(1,200)	1,200	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(495,499)	(495,499)	(8,252)	(503,751)
Stock-based compensation, net of forfeitures	—	4,557	—	—	4,557	51	4,608
Reclassification of derivative gain to Interest expense	—	—	(6,318)	—	(6,318)	(71)	(6,389)
Unrealized gain on cash flow hedges	—	—	6,119	—	6,119	69	6,188
Foreign currency translation adjustments	—	—	(3,241)	—	(3,241)	(34)	(3,275)
Balance as of June 30, 2026	$11,011	$25,854,906	$115,412	$3,189,420	$29,170,749	$431,962	$29,602,711

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,421,265	$1,430,633
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(271,774)	(261,971)
Stock-based compensation	8,734	7,343
Depreciation	1,965	1,737
Other losses (gains)	366	(874)
Amortization of debt issuance costs and original issue discount	21,912	24,784
Change in allowance for credit losses	152,284	44,956
Deferred income taxes	10	72
Payment-in-kind interest	(13,543)	(10,747)
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	—	1,767
Change in operating assets and liabilities:
Other assets	4,546	(6,247)
Accrued expenses and deferred revenue	(13,458)	2,610
Other liabilities	(3,354)	(2,305)
Net cash provided by operating activities	1,360,042	1,231,758

Cash flows from investing activities
Investments in leases - sales-type	(141,717)	—
Investments in leases - financing receivables	(435,035)	—
Investments in loans and securities	(943,227)	(723,944)
Principal repayments of loans and securities and receipts of deferred fees	473,016	7,514
Payments for real estate under development	(22,317)	—
Capitalized transaction costs	(247)	(77)
Maturities of short-term investments	44,484	—
Acquisition of property and equipment	(794)	(828)
Proceeds from sale of real estate	—	1,992
Net cash used in investing activities	(1,025,837)	(715,343)

Cash flows from financing activities
Proceeds from offering of common stock, net	241,779	—
Proceeds from Revolving Credit Facility	280,185	423,356
Repayment of Revolving Credit Facility	(150,000)	(257,690)
Proceeds from senior unsecured notes offerings	—	1,284,437
Redemption of senior unsecured notes	—	(1,300,000)
Debt issuance costs	(120)	(19,401)
Repurchase of stock for tax withholding	(2,298)	(7,221)
Distributions to non-controlling interests	(16,509)	(15,981)
Dividends paid	(962,298)	(915,912)
Net cash used in financing activities	(609,261)	(808,412)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(360)	365

Net decrease in cash, cash equivalents and restricted cash	(275,416)	(291,632)
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615
Cash, cash equivalents and restricted cash, end of period	$288,063	$232,983

Supplemental cash flow information:
Cash paid for interest	$397,661	$381,773
Cash paid for capitalized interest	56	—
Cash paid for income taxes	3,963	3,311
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$500,988	$462,315
Accrued capitalized transaction costs	582	520
Non-cash change in Investments in leases - financing receivables	152,244	141,695
Reclassification from Investment in leases - financing receivables to Investment in leases - sales-type	706,115	—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	June 30, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$24,577,355	$23,706,563
Investments in leases - financing receivables, net	19,280,057	18,697,133
Investments in loans and securities, net	2,917,311	2,525,457
Real estate under development	23,272	—
Land	148,002	148,002
Cash and cash equivalents	283,268	553,412
Short-term investments	—	44,484
Other assets	961,118	961,227
Total assets	$48,190,383	$46,636,278

Liabilities
Debt, net	$16,931,155	$16,773,241
Accrued expenses and deferred revenue	218,713	236,424
Distributions payable	500,755	486,259
Other liabilities	1,003,230	990,176
Total liabilities	18,653,853	18,486,100

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,113,306,279 and 1,081,042,744 operating partnership units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	29,314,663	27,923,645
Accumulated other comprehensive income	114,410	120,090
Total VICI LP’s capital	29,429,073	28,043,735
Non-controlling interests	107,457	106,443
Total capital attributable to partners	29,536,530	28,150,178
Total liabilities and partners’ capital	$48,190,383	$46,636,278
_______________________________________________________
Note: As of June 30, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $1,014.8 million, $769.0 million, $92.1 million and $27.0 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Income from sales-type leases	$549,202	$530,348	$1,085,919	$1,058,952
Income from lease financing receivables, loans and securities	478,395	440,260	930,348	866,740
Other income	18,915	19,536	37,814	39,049
Total revenues	1,046,512	990,144	2,054,081	1,964,741

Expenses
General and administrative	15,389	14,525	31,328	29,348
Depreciation	132	130	263	259
Other expenses	18,915	19,536	37,814	39,049
Change in allowance for credit losses	271,059	(142,001)	152,284	44,956
Transaction and acquisition expenses	1,815	7,434	1,982	7,479
Total expenses	307,310	(100,376)	223,671	121,091

Interest expense	(209,927)	(213,797)	(419,289)	(423,048)
Interest income	2,148	2,227	6,563	5,698
Other (losses) gains	(345)	992	(366)	874
Income before income taxes	531,078	879,942	1,417,318	1,427,174
Benefit from (provision for) income taxes	1,300	(4,683)	(1,861)	(1,698)
Net income	532,378	875,259	1,415,457	1,425,476
Less: Net income attributable to non-controlling interests	(2,898)	(3,343)	(6,515)	(5,733)
Net income attributable to partners	$529,480	$871,916	$1,408,942	$1,419,743

Net income per Partnership unit
Basic	$0.48	$0.82	$1.29	$1.33
Diluted	$0.48	$0.82	$1.29	$1.33

Weighted average number of Partnership units outstanding
Basic	1,102,428,453	1,068,454,209	1,091,589,841	1,068,349,579
Diluted	1,102,467,984	1,069,501,953	1,091,673,686	1,069,083,642

Other comprehensive income
Net income attributable to partners	$529,480	$871,916	$1,408,942	$1,419,743
Reclassification of derivative gain to Interest expense	(6,389)	(6,386)	(12,778)	(12,731)
Unrealized gain (loss) on cash flow hedges	6,188	—	12,878	(5,949)
Foreign currency translation adjustments	(3,275)	10,091	(5,780)	10,126
Comprehensive income attributable to partners	$526,004	$875,621	$1,403,262	$1,411,189
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2025	$27,923,645	$120,090	$106,443	$28,150,178
Net income	879,462	—	3,617	883,079
Contributions from Parent	25	—	—	25
Distributions to Parent	(486,569)	—	—	(486,569)
Distributions to non-controlling interests	—	—	(2,753)	(2,753)
Stock-based compensation, net of forfeitures	1,827	—	—	1,827
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Unrealized gain on cash flow hedges	—	6,690	—	6,690
Foreign currency translation adjustments	—	(2,505)	—	(2,505)
Balance as of March 31, 2026	28,318,390	117,886	107,307	28,543,583
Net income	529,480	—	2,898	532,378
Contributions from parent	963,629	—	—	963,629
Distributions to parent	(501,444)	—	—	(501,444)
Distributions to non-controlling interests	—	—	(2,748)	(2,748)
Stock-based compensation, net of forfeitures	4,608	—	—	4,608
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Unrealized gain on cash flow hedges	—	6,188	—	6,188
Foreign currency translation adjustments	—	(3,275)	—	(3,275)
Balance as of June 30, 2026	$29,314,663	$114,410	$107,457	$29,536,530

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,415,457	$1,425,476
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(271,774)	(261,971)
Stock-based compensation	8,734	7,343
Depreciation	263	259
Other losses (gains)	366	(874)
Amortization of debt issuance costs and original issue discount	21,912	24,784
Change in allowance for credit losses	152,284	44,956
Deferred income taxes	67	(158)
Payment-in-kind interest	(13,543)	(10,747)
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	—	1,767
Change in operating assets and liabilities:
Other assets	3,722	(5,387)
Accrued expenses and deferred revenue	(13,928)	2,129
Other liabilities	(3,177)	(2,147)
Net cash provided by operating activities	1,351,472	1,225,430

Cash flows from investing activities
Investments in leases - sales-type	(141,717)	—
Investments in leases - financing receivables	(435,035)	—
Investments in loans and securities	(943,227)	(723,944)
Principal repayments of loans and securities and receipts of deferred fees	473,016	7,514
Payments for real estate under development	(22,317)	—
Capitalized transaction costs	(247)	(77)
Maturities of short-term investments	44,484	—
Proceeds from sale of real estate	—	1,992
Acquisition of property and equipment	(46)	(79)
Net cash used in investing activities	(1,025,089)	(714,594)

Cash flows from financing activities
Contributions from Parent	254,142	63,216
Distributions to Parent	(972,575)	(924,205)
Proceeds from Revolving Credit Facility	280,185	423,356
Repayment of Revolving Credit Facility	(150,000)	(257,690)
Proceeds from senior unsecured notes offerings	—	1,284,437
Redemption of senior unsecured notes	—	(1,300,000)
Debt issuance costs	(120)	(19,401)
Repurchase of stock for tax withholding	(2,298)	(7,221)
Distributions to non-controlling interests	(5,501)	(5,402)
Net cash used in financing activities	(596,167)	(742,910)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(360)	365

Net decrease in cash, cash equivalents and restricted cash	(270,144)	(231,709)
Cash, cash equivalents and restricted cash, beginning of period	553,412	456,899
Cash, cash equivalents and restricted cash, end of period	$283,268	$225,190

Supplemental cash flow information:
Cash paid for interest	$397,661	$381,773
Cash paid for capitalized interest	56	—
Cash paid for income taxes	2,826	1,188
Supplemental non-cash investing and financing activity:
Distributions payable	$500,988	$462,315
Accrued capitalized transaction costs	582	520
Non-cash change in Investments in leases - financing receivables	152,244	141,695
Reclassification from Investment in leases - financing receivables to Investment in leases - sales-type	706,115	—
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of June 30, 2026, we own 103 experiential assets across a geographically diverse portfolio consisting of 63 gaming properties and 40 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Principles of Consolidation and Non-controlling Interest
The accompanying Financial Statements include our accounts and the accounts of VICI LP, and the subsidiaries in which we or VICI LP has a controlling interest. The operating partnership, VICI OP, is a variable interest entity (“VIE”) of which we are the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Substantially all of our assets and liabilities relate to VICI LP, whose limited partnership interest is 100% owned by VICI OP. Therefore, we consolidate the accounts of VICI LP and reflect the third-party ownership in VICI OP as a non-controlling interest on the Balance Sheet. All intercompany account balances and transactions have been eliminated in consolidation.
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of June 30, 2026, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.0% of the entity’s cash flows.
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
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $44.5 million of short-term investments as of December 31, 2025. We did not have any short-term investments as of June 30, 2026.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2026 and 2025.
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
On a quarterly basis, we also assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged transactions. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in Net income prospectively. If the hedge relationship is terminated, then the value of the derivative previously recorded in Accumulated other comprehensive income is recognized in earnings when the hedged transactions affect earnings. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of Accumulated other comprehensive income in our Balance Sheet with a corresponding change in Unrealized gain (loss) on cash flow hedges within Other comprehensive income on our Statement of Operations.
We use derivative instruments to mitigate the effects of interest rate volatility, whether from variable rate debt or future forecasted transactions, which could unfavorably impact our future earnings and forecasted cash flows. We do not use derivative instruments for speculative or trading purposes.
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. Revenue from our lease agreements with MGM represented 37% of our lease revenues for each of the three and six months ended June 30, 2026 and 38% for each of the three and six months ended June 30, 2025. Contractual rent from our lease agreements with MGM represented 34% and 35% of our total contractual rent for the three and six months ended June 30, 2026, respectively, and 36% for each of the three and six months ended June 30, 2025. Revenue from our lease agreements with Caesars represented 35% of our lease revenues for each of the three and six months ended June 30, 2026 and 36% for each of the three and six months ended June 30, 2025. Contractual rent from our lease agreements with Caesars represented 36% of our total contractual rent for each of the three and six months ended June 30, 2026 and 37% for each of the three and six months ended June 30, 2025.
Additionally, our properties on the Las Vegas Strip generated approximately 49% of our lease revenues for each of the three and six months ended June 30, 2026 and 2025. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the fiscal year ending December 31, 2027, with early adoption permitted. We have elected not to early adopt and are currently evaluating the potential impact of ASU 2024-03 on our financial statements and disclosures.
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
Note 3 — Real Estate Transactions
2026 Activity
Property Acquisitions and Investments
Gamehost Transaction
On June 24, 2026, we closed on the previously announced transaction to acquire the real estate assets of Deerfoot Inn & Casino, Great Northern Casino and two limited-service hotels that are adjacent to Great Northern Casino (collectively, the “Gamehost Portfolio”) located in Alberta, Canada (the “Gamehost Transaction”), in connection with Pure Casino Entertainment Limited Partnership’s (“PURE”) take-private acquisition (the “PURE Gamehost Acquisition”) of Gamehost Inc. (“Gamehost”), for an aggregate purchase price of C$200.6 million (approximately US$141.0 million based on the exchange rate at the time of the transaction closing). We financed the Gamehost Transaction with a combination of cash on hand and a C$185.0 million (approximately US$130.0 million based on the exchange rate at the time of the transaction closing) draw under our Revolving Credit Facility.
Simultaneous with the closing of the PURE Gamehost Acquisition, the Gamehost Portfolio was added to the existing triple-net master lease agreement between us and PURE (the “PURE Master Lease”) and annual rent increased by C$16.1 million (US$11.3 million based on the exchange rate at the time of the transaction closing). The Gamehost Portfolio rent will escalate at 1.0% on February 1 following the first full 12 months post-closing (consistent with the timing of escalation under the PURE Master Lease), and subsequent escalation will conform to the PURE Master Lease thereafter at the greater of 1.5% or the change in Canadian CPI (capped at 2.5%). Additionally, the term of the PURE Master Lease was extended such that, as of closing of the PURE Gamehost Acquisition, the PURE Master Lease has a full 25 years remaining in the initial lease term, with four 5-year tenant renewal options. The tenant’s obligations under the PURE Master Lease continue to be guaranteed by Indigenous Gaming Partners Inc.
We determined that (i) the Gamehost Transaction should be accounted for as an asset acquisition under ASC 805-50 and (ii) the Gamehost Portfolio component of the PURE Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the PURE Master Lease and determined that the land and building components of the Gamehost Portfolio under the PURE Master Lease meet the definition of a sales-type lease. Accordingly, the Gamehost Portfolio under the PURE Master Lease is

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
accounted for as Investments in leases – sales-type on our Balance Sheet while the existing assets under the PURE Master Lease continue to be accounted for as Investments in leases - financing receivables.
Club Med St. Croix Transaction
On June 15, 2026, we announced the acquisition and planned redevelopment of the Carambola Beach Resort (the “St. Croix Resort”), located in the U.S. Virgin Islands, in association with affiliates of Club Med Group (“Club Med”). Following our acquisition of the St. Croix Resort for $20.3 million, we entered into a triple-net lease with Club Med (the “Club Med Lease”) and have agreed to fund Club Med’s $55.2 million redevelopment of the St. Croix Resort through a build-to-suit structure (collectively with the acquisition, the “Club Med St. Croix Transaction”).
The initial purchase and costs associated with the development and improvement of the asset, which include ongoing funding for improvements, capitalized interest and development fees, are capitalized as incurred and are accounted for as Real estate under development on our Balance Sheet. As the lessee does not have the right to control the use of the property during the development period, lease commencement under ASC 842 has not yet occurred.
Golden Entertainment Transaction
On April 30, 2026, we closed on the previously announced transaction to acquire 100% of the land, real property and improvements of seven casino properties (the “Golden Portfolio”) from Golden Entertainment, Inc. (“Golden Entertainment”) for $1.15 billion and entered into a triple-net master lease (the “Golden Entertainment Master Lease”) with a newly formed entity (“Golden OpCo”) owned and controlled by Blake L. Sartini, former chairman and chief executive officer of Golden Entertainment (the “Golden Entertainment Transaction”), which entity acquired the operating business of Golden Entertainment in connection with the closing of the transaction. The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Entertainment Master Lease has an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Entertainment Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Entertainment Master Lease are guaranteed by a holding company owned and controlled by Mr. Sartini, which owns all of the gaming and operating assets formerly owned by Golden Entertainment, with additional credit support provided by financial covenants within the lease.
Pursuant to the terms of the master transaction agreement governing the Golden Entertainment Transaction, former Golden Entertainment shareholders received approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden Entertainment stock upon closing, which represented an agreed-upon exchange ratio of 0.902 shares of VICI’s common stock per share of Golden Entertainment’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration paid by an affiliate of Golden OpCo. In connection with the transaction, we repaid Golden Entertainment’s outstanding $426.0 million of debt.
We determined that the Golden Entertainment Transaction should be accounted for as an asset acquisition under ASC 805-50, with $1.15 billion of total consideration transferred comprised of the following:

(In thousands)	Amount
Merger Consideration (1)	$709,468
Repayment of Golden Entertainment outstanding debt (2)	426,000
Transaction costs (3)	13,230
Total purchase price	$1,148,698
____________________
(1) Amount represents the dollar value of approximately 24.3 million shares of VICI common stock, multiplied by the VICI stock price at the time of closing of $29.20 per share, which were issued in exchange for the outstanding shares of Golden Entertainment stock.
(2) Represents the total amount paid to retire Golden Entertainment’s outstanding debt. In connection with the Golden Entertainment Transaction, such amount was repaid in full and the related credit agreements were terminated.
(3) In accordance with ASC 805-50, all direct and incremental costs related to the Golden Transaction, primarily related to success-based fees and third-party advisory fees, were included in the consideration transferred.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Further, we assessed the lease classification under ASC 842 and determined the land and building components of the Golden Entertainment Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to an affiliate of the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP and accordingly, the Golden Entertainment Master Lease is accounted for as Investments in leases – financing receivables on our Balance Sheet.
Leasing
Northfield Park Severance Lease
On April 21, 2026, we entered into a new triple-net lease agreement (the “Northfield Park Lease”) with an affiliate of funds managed by Clairvest Group Inc. (“Clairvest”) with respect to the real property of MGM Northfield Park, located in Northfield, Ohio (“Northfield Park”), in connection with MGM’s previously announced agreement to sell the operations of Northfield Park, to an affiliate of Clairvest. In connection with the closing, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease has an initial annual base rent of $53.0 million. On May 1, 2026, concurrent with the escalation of the MGM Master Lease, the Northfield Park Lease escalated by 2.0%, resulting in an annual base rent of $54.0 million. The Northfield Park Lease has a 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum on May 1st each year (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease is guaranteed by an affiliate of funds managed by Clairvest that owns the operations of Northfield Park, with additional credit support provided by financial covenants within the lease.
We assessed the lease classification of the land and building components of the Northfield Park Lease and determined it to be a sales-type lease. Accordingly, we reclassified the fair value of the Northfield Park Lease from Investments in leases – financing receivables to Investments in leases – sales-type as of the transaction date.
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the six months ended June 30, 2026:

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
The mezzanine loan has an initial term of 4 years with one 12-month extension option, subject to certain conditions, and will be funded over the course of the initial term.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of June 30, 2026, our real estate portfolio consisted of the following:
•Investments in leases – sales-type, representing our investment in 29 casino assets leased on a triple-net basis to our tenants under eleven separate lease agreements;
•Investments in leases – financing receivables, representing our investment in 34 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under eleven separate lease agreements;
•Investments in loans and securities, representing our 21 debt investments in senior secured and mezzanine loans, preferred equity and the senior secured notes; and
•Real estate under development, representing our construction in progress in connection with the Club Med St. Croix Transaction;
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas Strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Investments in leases – sales-type, net (1)	$24,577,355	$23,706,563
Investments in leases – financing receivables, net (1)	19,280,057	18,697,133
Total investments in leases, net	43,857,412	42,403,696
Investments in loans and securities, net	2,917,311	2,525,457
Real estate under development	23,272	—
Land	148,002	148,002
Total real estate portfolio	$46,945,997	$45,077,155
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Income from sales-type leases – fixed rent	$520,506	$501,804	$1,028,712	$1,002,391
Income from sales-type leases – contingent rent (1)	28,696	28,544	57,207	56,561
Income from lease financing receivables – fixed rent	404,257	383,712	792,178	765,753
Income from lease financing receivables – contingent rent (1)	2,588	1,898	5,107	3,795
Total lease revenue	956,047	915,958	1,883,204	1,828,500
Non-cash adjustment (2)	(139,174)	(130,022)	(269,245)	(262,123)
Total contractual lease revenue	$816,873	$785,936	$1,613,959	$1,566,377
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2026, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2026 (remaining)	$938,242	$658,392	$1,596,634
2027	1,900,157	1,333,825	3,233,982
2028	1,930,048	1,358,435	3,288,483
2029	1,960,982	1,384,105	3,345,087
2030	1,992,629	1,410,277	3,402,906
Thereafter	80,431,079	90,381,012	170,812,091
Total minimum lease payments	89,153,137	96,526,046	185,679,183
Unamortized initial direct costs	43,727	47,834	91,561
Less: Present value of lease payments (3)	(63,604,747)	(76,524,871)	(140,129,618)
Less: Allowance for credit losses	(1,014,762)	(768,952)	(1,783,714)
Investment in leases, net	$24,577,355	$19,280,057	$43,857,412
____________________
(1) Minimum lease payments do not include contingent rent, as discussed above, that may be received under the lease agreements.
(2) The minimum lease payments include the non-cancelable lease term and any tenant renewal options that we determined were reasonably assured, consistent with our conclusions under ASC 842 and ASC 310.
(3) The present value of lease payments includes the unguaranteed residual value of $16.9 billion.
Lease Provisions
As of June 30, 2026, we owned 103 assets leased under 20 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of June 30, 2026, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 39.6 years.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following is a summary of the material lease provisions of our leases with Caesars and MGM, our two most significant tenants (each, as may be amended from time to time, and each individually, as defined in the respective header):

($ In thousands)	Caesars Regional Master Lease and Joliet Lease	MGM Master Lease	Caesars Las Vegas Master Lease	MGM Grand/ Mandalay Bay Lease
Lease Provision
Initial term	18 years	25 years	18 years	30 years
Initial term maturity	7/31/2035	4/30/2047	7/31/2035	2/28/2050
Renewal terms	Four, five-year terms	Three, ten-year terms	Four, five-year terms	Two, ten-year terms
Current lease year	11/1/25 - 10/31/26 (Lease Year 9)	5/1/26 - 4/30/27 (Lease Year 5)	11/1/25 - 10/31/26 (Lease Year 9)	3/1/26 - 2/28/27 (Lease Year 7)
Current annual rent	$740,548 (1)	$736,158 (2)	$505,678	$328,839
Annual escalator (3)	> 2% / change in CPI	Lease years 2-10 - 2% Lease years 11-end of term - > 2% / change in CPI (capped at 3%)	> 2% / change in CPI	Lease years 2-15 - 2% Lease years 16-end of term – >2% / change in CPI (capped at 3%)
Variable rent adjustment (4)	Years 11 & 16: 80% base rent / 20% variable rent	None	Years 11 & 16: 80% base rent / 20% variable rent	None
Variable rent adjustment calculation	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None	4% of revenue increase/decrease: Year 11: Avg. of years 8-10 less avg. of years 5-7 Year 16: Avg. of years 13-15 less avg. of years 8-10	None
____________________
(1) Current annual rent with respect to the Joliet Lease is presented prior to accounting for the non-controlling interest, or rent payable, to the 20% third-party ownership of Harrah’s Joliet LandCo LLC. After adjusting for the 20% non-controlling interest, combined current annual rent under the Caesars Regional Master Lease and Joliet Lease is $730.9 million.
(2) On April 21, 2026, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease of $53.0 million.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of June 30, 2026 and December 31, 2025:

($ In thousands)	June 30, 2026
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$81,813	$79,806	$—	11.0%	4.8 years
Senior Secured Loans	1,226,869	1,163,675	284,795	8.3%	4.2 years
Mezzanine Loans and Preferred Equity	1,721,736	1,673,830	896,273	10.1%	3.6 years
Total	$3,030,418	$2,917,311	$1,181,068	9.4%	3.9 years

($ In thousands)	December 31, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes	$83,406	$81,033	$—	11.0%	5.2 years
Senior Secured Loans	1,084,478	1,047,585	399,942	8.3%	4.4 years
Mezzanine Loans and Preferred Equity	1,412,203	1,396,839	223,553	9.6%	2.5 years
Total	$2,580,087	$2,525,457	$623,495	9.1%	3.4 years
_________________
(1) Carrying value includes unamortized loan origination fees and costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of June 30, 2026 and December 31, 2025.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.

The following summarizes the activity of our investments in loans and securities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025
Beginning Balance January 1,	$2,525,457	$1,651,533
Principal fundings	943,227	721,203
Payment-in-kind interest	13,543	10,747
Repayments	(506,039)	(3,215)
Deferred fees	(17,896)	—
Change in CECL allowance	(35,766)	(15,756)
Other	(5,215)	4,537
Ending Balance June 30,	$2,917,311	$2,369,049

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
The following tables detail the allowance for credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$25,592,117	$(1,014,762)	$24,577,355	3.97%
Investments in leases – financing receivables	20,049,009	(768,952)	19,280,057	3.84%
Investments in loans and securities	3,009,430	(92,119)	2,917,311	3.06%
Other assets – sales-type sub-leases	862,458	(27,042)	835,416	3.14%
Totals	$49,513,014	$(1,902,875)	$47,610,139	3.84%

	December 31, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases – sales-type	$24,625,749	$(919,186)	$23,706,563	3.73%
Investments in leases – financing receivables	19,467,011	(769,878)	18,697,133	3.95%
Investments in loans and securities	2,581,839	(56,382)	2,525,457	2.18%
Other assets – sales-type sub-leases	862,845	(23,909)	838,936	2.77%
Totals	$47,537,444	$(1,769,355)	$45,768,089	3.72%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of June 30, 2026 and December 31, 2025, such allowance is $22.9 million and $6.4 million, respectively, and is recorded in Other liabilities.
The following chart reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$1,656,093	$1,781,834	$1,775,753	$1,594,931
Initial allowance from current period investments	72,603	4,587	112,490	8,126
Current period change in credit allowance	197,127	(143,180)	37,580	40,184
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$1,925,823	$1,643,241	$1,925,823	$1,643,241
During the three months ended June 30, 2026, we recognized a $271.1 million increase in our allowance for credit losses primarily driven by (i) the initial CECL allowance of $72.6 million upon completing the acquisitions of the Gamehost Portfolio and Golden Portfolio, (ii) an increase in the estimate for the Long-Term Period PD for one of our tenants as a result of the tenant issuing new senior secured debt with a lower credit rating than our prior estimate, and (iii) negative changes in the macroeconomic forecast during the current quarter. The increase was partially offset by the equity market performance of our tenants.
During the six months ended June 30, 2026, we recognized a $152.3 million increase in our allowance for credit losses primarily driven by the factors listed above and the initial allowance of $39.9 million on our net debt investment activity. The increase was partially offset by the equity market performance of our tenants and positive changes in the macroeconomic

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
forecast during the period, both of which impact the reasonable and supportable period, or R&S Period, probability of default, or PD.
During the three months ended June 30, 2025, we recognized a $142.0 million decrease in our allowance for credit losses primarily driven by the equity market performance of our tenants and positive changes in the macroeconomic forecast during the quarter. The decrease was partially offset by an initial CECL allowance of $4.6 million on our $660.0 million of debt investment activity during the period.
During the six months ended June 30, 2025, we recognized a $45.0 million increase in our allowance for credit losses primarily driven by the equity market performance of our tenants and negative changes in the macroeconomic forecast during the period. In addition, we recorded an initial CECL allowance of $8.1 million on our $960.0 million of debt investment activity during the period. The increase was partially offset by standard annual updates to the CECL model used and certain related inputs, which decreased the estimate used for the Long-Term Period PD.
During the six months ended June 30, 2026, we modified one loan by reducing the current interest rate and extending the initial maturity date in connection with the underlying asset experiencing operational challenges. In return, the borrower agreed to increase the required principal amortization and provided additional real estate collateral. As of June 30, 2026, the modified loan had an unpaid principal balance of $90.0 million, or 3.0% of our total loan portfolio and was performing in accordance with its modified terms. As of June 30, 2026, we have one fully funded senior secured loan collateralized by a luxury golf-resort development with an unpaid principal balance of $80.7 million on non-accrual status.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of June 30, 2026 and December 31, 2025:

	Amortized Cost Basis by Year of Origination as of June 30, 2026 (1)
(In thousands)	2026	2025	2024	2023	2022	Prior	Total
Ba3	$—	$—	$—	$—	$12,505,437	$20,734,138	$33,239,575
B1	—	—	—	—	2,418,378	928,917	3,347,295
B2	1,151,715	—	—	—	4,913,388	—	6,065,103
B3	849,211	—	—	733,486	301,674	894,739	2,779,110
Caa1	—	—	—	393,757	—	345,342	739,099
N/A (2)	785,041	298,781	349,872	1,094,112	815,026	—	3,342,832
Total	$2,785,967	$298,781	$349,872	$2,221,355	$20,953,903	$22,903,136	$49,513,014

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
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Sales-type sub-leases, net (1)	$835,416	$838,936
Property and equipment used in operations, net	66,874	68,045
Right of use assets and sub-lease right of use assets	50,336	53,945
Interest receivable	18,375	14,506
Debt financing costs	14,518	17,138
Forward-starting interest rate swaps	12,884	—
Other receivables	11,229	13,272
Deferred income taxes	10,521	9,535
Deferred acquisition costs	6,847	14,562
Tenant reimbursement receivables	4,619	2,357
Prepaid expenses	3,713	4,766
Other	1,828	1,988
Total other assets	$1,037,160	$1,039,050
____________________
(1) As of June 30, 2026 and December 31, 2025, sales-type sub-leases are net of $27.0 million and $23.9 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Finance sub-lease liabilities	$862,458	$862,845
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	50,061	53,654
CECL allowance for unfunded commitments	22,948	6,398
Deferred income taxes	6,862	6,619
Other	255	250
Total other liabilities	$1,016,184	$1,003,366

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7— Debt
The following tables detail our debt obligations as of June 30, 2026 and December 31, 2025:

($ In thousands)	June 30, 2026
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	246,540	246,540
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	21,882	21,882
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,840,986
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	499,147
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,248,811
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	751,282
3.750% Notes	February 15, 2027	3.750%	750,000	748,952
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	346,035
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,245,894
4.750% Notes	April 1, 2028	4.750%	400,000	397,674
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	719,560
4.625% Notes	December 1, 2029	4.625%	1,000,000	994,532
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	993,684
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,847
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	742,523
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,487,941
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	542,441
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	886,192
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	737,089
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	486,143
Total Debt		4.454% (4)	$17,218,422	$16,931,155

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	120,219	120,219
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	22,234	22,234
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,827,515
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	496,596
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,247,385
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	752,382
3.750% Notes	February 15, 2027	3.750%	750,000	748,114
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	344,756
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,244,632
4.750% Notes	April 1, 2028	4.750%	400,000	397,012
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	713,898
4.625% Notes	December 1, 2029	4.625%	1,000,000	993,732
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	992,815
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,101
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,828
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,486,918
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,956
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,409
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,842
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,897
Total Debt		4.464% (4)	$17,092,453	$16,773,241
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the commitment fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three and six months ended June 30, 2026, the commitment fee for the Revolving Credit Facility averaged 0.20%.
(3)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives). The contractual interest rates on the April 2022 Notes (as defined below) maturing 2028, 2030 and 2032 are 4.750%, 4.950% and 5.125%, respectively, the contractual interest rate on the March 2024 Notes (as defined below) maturing 2034 is 5.750%, the contractual interest rate on the December 2024 Notes (as defined below) maturing 2031 is 5.125%, and the contractual interest rate on the April 2025 Notes (as defined below) maturing 2035 is 5.625%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of June 30, 2026, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.60%.
The following table is a schedule of future minimum principal payments of our debt obligations as of June 30, 2026:

(In thousands)	Future Minimum Principal Payments
2026 (remaining)	$1,750,000
2027	1,500,000
2028	2,000,000
2029	2,018,422
2030	2,000,000
2031	750,000
Thereafter	7,200,000
Total minimum principal payments	$17,218,422
Senior Unsecured Notes
As set forth in the above table, as of June 30, 2026, our outstanding senior unsecured notes consist of (i) $2.25 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.50 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $2.3 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $63.6 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024, (the “December 2024 Notes”), and (viii) $1.3 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes and April 2025 Notes are collectively referred to as the “Senior Unsecured Notes”.
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
As of June 30, 2026, we had C$350.0 million and £16.5 million outstanding on the Revolving Credit Facility in connection with the funding of a portion of our Canadian investments and our United Kingdom investments, respectively.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At June 30, 2026, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2026. There were no derivative instruments outstanding as of December 31, 2025.

($ In thousands)	June 30, 2026
Instrument	Number of Instruments	Fixed Rate	Notional	Index	Maturity
Forward-starting interest rate swaps	9	3.6840%	$450,000	USD-SOFR-OIS Compound	March 31, 2036
Forward-starting interest rate swaps	1	3.8330%	$50,000	USD-SOFR-OIS Compound	April 30, 2036
Forward-starting interest rate swaps	1	4.0225%	$50,000	USD-SOFR-OIS Compound	June 30, 2036
Forward-starting interest rate swaps	1	3.9930%	$50,000	USD-SOFR-OIS Compound	August 14, 2036
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Unrealized gain (loss) recorded in other comprehensive income	$6,188	$—	$12,878	$(5,949)
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,389)	(6,386)	(12,778)	(12,731)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$350.0 million and £16.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and six months ended June 30, 2026, we recognized $2.2 million and $4.3 million, respectively, in unrealized gains related to such net investment hedges, and for the three and six months ended June 30, 2025, we recognized $8.4 million and $9.0 million, respectively, in unrealized losses related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Derivative instruments – forward-starting interest rate swaps (1)	$12,884	$—	$12,884	$—

	December 31, 2025
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (2)	$44,484	$—	$44,484	$—
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated fair values of our financial instruments as of June 30, 2026 and December 31, 2025 for which fair value is only disclosed are as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases – financing receivables (1)	$19,280,057	$18,603,905	$18,697,133	$18,030,775
Investments in loans and securities (2)	2,917,311	2,897,667	2,525,457	2,445,252
Cash and cash equivalents	288,063	288,063	563,479	563,479
Financial liabilities:
Debt (3)
Revolving Credit Facility	$268,422	$268,422	$142,453	$142,453
MGM Grand/Mandalay Bay CMBS Debt	2,840,986	2,816,443	2,827,515	2,834,520
Senior Unsecured Notes	13,821,747	13,786,709	13,803,273	13,967,990
____________________
(1)Represents our asset acquisitions structured as sale leaseback transactions. In accordance with ASC 842, since the lease agreements were determined to meet the definition of a sales-type lease and control of the asset is not considered to have been transferred to us, such lease agreements are accounted for as financings under ASC 310. Except as noted below, the fair value of these assets is based on significant “unobservable” market inputs and, as such, these fair value measurements are considered Level 3 of the fair value hierarchy. In relation to the Golden Entertainment Master Lease, given the proximity of the date of our investment to the date of the financial statements, we determined that the fair value materially approximates the purchase price of these financial assets.
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
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of June 30, 2026, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Other assets (operating lease and sub-leases right-of-use assets)	$50,336	$53,945
Other liabilities (operating lease and sub-lease liabilities)	50,061	53,654
Other assets (sales-type sub-leases, net) (1)	835,416	838,936
Other liabilities (finance sub-lease liabilities)	862,458	862,845
___________________
(1) As of June 30, 2026 and December 31, 2025, sales-type sub-leases are net of $27.0 million and $23.9 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Total rental expense for operating lease commitments and total rental income and rental expense for operating and Finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating leases
Rental expense (1)	$635	$632	$1,262	$1,258
Contractual rent	703	332	1,398	586
Operating sub-leases
Rental income and expense (2)	1,812	1,781	3,624	3,562
Contractual rent	1,744	1,679	3,477	3,329
Finance sub-leases
Rental income and expense (2)	15,949	15,978	31,900	31,940
Contractual rent	15,830	15,830	31,663	31,649
___________________
(1) Total rental expense is included in golf operations and general and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at June 30, 2026 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2026 (remaining)	$1,386	$3,537	$33,564
2027	1,921	7,208	65,209
2028	2,813	6,470	65,270
2029	1,921	5,743	65,823
2030	2,916	2,436	65,997
2031	2,998	1,876	65,997
Thereafter	14,912	6,804	2,560,798
Total minimum lease commitments	$28,867	$34,074	$2,922,658
Discounting factor	8,112	4,768	2,060,200
Lease liability	$20,755	$29,306	$862,458

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	10.6 years	6.3 years	50.3 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 11 — Stockholders' Equity
Stock
Authorized
As of June 30, 2026, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended June 30, 2026 and 2025.
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
The following table summarizes our transactions under the ATM Program during the six months ended June 30, 2025, all of which were conducted subject to forward sale agreements, which we refer to as ATM forward sale agreements. There were no such transactions during the six months ended June 30, 2026.

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
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program during the six months ended June 30, 2026. There was no settlement activity of the outstanding forward shares under our ATM Program during the six months ended June 30, 2025.

($ In thousands)	Settlement Date	Settlement Type	Number of Shares Settled	Total Net Proceeds Upon Settlement
2026
ATM Forward Shares	April 29, 2026	Physical	7,750,000	$242,144

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Six Months Ended June 30,
Common Stock Outstanding	2026	2025
Beginning Balance January 1,	1,068,811,371	1,056,366,685
Issuance of common stock in connection with the Golden Entertainment Transaction	24,296,255	—
Issuance of common stock upon physical settlement of forward sale agreements	7,750,000	—
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	217,280	339,078
Ending Balance June 30,	1,101,074,906	1,056,705,763
Distributions
Dividends declared (on a per share basis) during the six months ended June 30, 2026 and 2025 were as follows:

Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500
June 4, 2026	June 18, 2026	July 9, 2026	April 1, 2026 – June 30, 2026	$0.4500

Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Determination of shares:
Weighted-average shares of common stock outstanding	1,090,197	1,056,223	1,079,358	1,056,118
Assumed conversion of restricted stock	40	669	84	530
Assumed settlement of forward sale agreements	—	379	—	204
Diluted weighted-average shares of common stock outstanding	1,090,237	1,057,271	1,079,442	1,056,852

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic:
Net income attributable to common stockholders	$526,521	$865,079	$1,398,911	$1,408,686
Weighted-average shares of common stock outstanding	1,090,197	1,056,223	1,079,358	1,056,118
Basic EPS	$0.48	$0.82	$1.30	$1.33

Diluted:
Net income attributable to common stockholders	$526,521	$865,079	$1,398,911	$1,408,686
Diluted weighted-average shares of common stock outstanding	1,090,237	1,057,271	1,079,442	1,056,852
Diluted EPS	$0.48	$0.82	$1.30	$1.33
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Determination of units:
Weighted-average units outstanding	1,102,428	1,068,454	1,091,590	1,068,350
Assumed conversion of VICI restricted stock	40	669	84	530
Assumed settlement of VICI forward sale agreements	—	379	—	204
Diluted weighted-average units outstanding	1,102,468	1,069,502	1,091,674	1,069,084

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Basic:
Net income attributable to partners	$529,480	$871,916	$1,408,942	$1,419,743
Weighted-average units outstanding	1,102,428	1,068,454	1,091,590	1,068,350
Basic EPU	$0.48	$0.82	$1.29	$1.33

Diluted:
Net income attributable to partners	$529,480	$871,916	$1,408,942	$1,419,743
Weighted-average units outstanding	1,102,468	1,069,502	1,091,674	1,069,084
Diluted EPU	$0.48	$0.82	$1.29	$1.33
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At June 30, 2026, approximately 8.7 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation expense	$4,609	$4,439	$8,734	$7,343

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the activity of our time-based restricted stock and performance-based restricted stock units:

	Six Months Ended June 30, 2026
	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	468	$30.37	877	$32.51
Granted	303	29.32	354	32.54
Vested	(244)	31.09	—	—
Forfeited	(9)	29.72	(230)	36.96
Canceled	—	—	—	—
Outstanding at end of period	518	$29.59	1,001	$31.38

	Six Months Ended June 30, 2025
	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	527	$24.37	908	$25.60
Granted	276	30.40	341	34.82
Vested	(209)	30.16	(189)	29.01
Forfeited	(126)	30.43	(184)	29.51
Canceled	—	—	—	—
Outstanding at end of period	468	$30.56	876	$32.51
As of June 30, 2026, there was $30.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and six months ended June 30, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 103 experiential assets across a geographically diverse portfolio consisting of 63 gaming properties and 40 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 130 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states, one U.S. territory and Canada, contain approximately 66,000 hotel rooms and feature over 700 restaurants, bars, nightclubs and sportsbooks. As of June 30, 2026, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 39.6 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain, Canyon Ranch, Chelsea Piers, Club Med, Great Wolf Resorts, Homefield, Kalahari Resorts and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that were originated for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment criteria and objectives, and (iii) the ability to make investments in experiential asset classes outside of gaming with a goal of increasing our investment activity in these asset classes over time. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and six months ended June 30, 2026.
Impact of Material Trends on Our Business
The macroeconomic environment continues to create additional risk and uncertainty for businesses, including us and our tenants, including the impact of changing interest rates, inflationary and recessionary threats, geopolitical and regulatory uncertainty, and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, increasing competition from a variety of sources, and increased operational expenses, such as with respect to the impact of tariffs or trade barriers, labor, insurance or energy costs. As a triple-net lessor, our tenants’ operational performance, as impacted by factors such as increased competition or operational expenses at our leased properties, does not directly impact their rent obligations (other than with respect to underlying inflation as applied to the CPI-based escalators described below) or other obligations under our lease agreements (other than compliance with financial covenants and other terms when applicable). Our borrowers are similarly responsible for operating their businesses, subject to compliance with the terms of our loan agreements. However, our tenants’ and borrowers’ business strategies and their ability to execute their business plans effectively, including in response to evolving macroeconomic, competitive, regulatory and consumer dynamics, may impact our performance, especially over the long-term.
As part of our portfolio and asset management function, we monitor our tenants' and borrowers' financial performance on an ongoing basis. Financial underperformance or operating challenges experienced by any of our tenants or borrowers, whether driven by competitive dynamics, strategic decisions, or broader industry or macroeconomic conditions, may adversely affect their ability to fulfill their contractual obligations under our lease and loan agreements. The full extent to which the trends described herein adversely affect our tenants and borrowers, the industries in which they operate, and/or ultimately impact our business depends on future developments that cannot be predicted with confidence, including our tenants' and borrowers' business strategy and financial performance, the direct and indirect effects of the trends discussed in this section and the impact of any future measures taken in response to such trends.

For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2026
Acquisition and Leasing Activity
•Gamehost Transaction. On June 24, 2026, we closed on the previously announced Gamehost Transaction to acquire the Gamehost Portfolio, comprised of the real estate assets of Deerfoot Inn & Casino, Great Northern Casino and two limited-service hotels that are adjacent to Great Northern Casino, located in Alberta, Canada, in connection with the PURE Gamehost Acquisition for an aggregate purchase price of C$200.6 million (approximately US$141.0 million based on the exchange rate at the time of the transaction closing). We financed the Gamehost Transaction with a combination of cash on hand and a C$185.0 million (approximately US$130.0 million based on the exchange rate at the time of the transaction closing) draw under our Revolving Credit Facility.
Simultaneous with the closing of the PURE Gamehost Acquisition, the Gamehost Portfolio was added to the existing PURE Master Lease and annual rent increased by C$16.1 million (US$11.3 million based on the exchange rate at the time of the transaction closing). The Gamehost Portfolio rent will escalate at 1.0% on February 1 following the first full 12 months post-closing (consistent with the timing of the PURE Master Lease), and subsequent escalation will conform to the PURE Master Lease thereafter at the greater of 1.5% or the change in Canadian CPI (capped at 2.5%). Additionally, the term of the PURE Master Lease was extended such that, as of closing of the PURE Gamehost Acquisition, the PURE Master Lease has a full 25 years remaining in the initial lease term, with four 5-year tenant renewal options. The tenant’s obligations under the PURE Master Lease continue to be guaranteed by Indigenous Gaming Partners Inc.
•Club Med St. Croix Transaction. On June 15, 2026, we announced the acquisition and planned redevelopment of the Carambola Beach Resort, or St. Croix Resort, located in the U.S. Virgin Islands, in association with Club Med, the pioneer of the all-inclusive resort concept with nearly 60 resorts spanning across 40 countries on five continents. Following our acquisition of the St. Croix Resort for $20.3 million, we entered into the Club Med Lease and have agreed to fund Club Med’s $55.2 million redevelopment of the St. Croix Resort through a build-to-suit structure. Construction is expected to commence in the summer of 2026 with a targeted reopening in the fourth quarter of 2027.
•Golden Entertainment Transaction. On April 30, 2026, we closed on the previously announced transaction to acquire 100% of the land, real property and improvements of the Golden Portfolio, comprised of seven casino properties, from Golden Entertainment for $1.15 billion and entered into the Golden Entertainment Master Lease with Golden OpCo, a newly formed entity owned and controlled by Blake L. Sartini, former chairman and chief executive officer of Golden Entertainment, which entity acquired the operating business of Golden Entertainment in connection with the closing of the transaction. The Golden Portfolio includes: The STRAT Hotel, Casino & Tower on the North Las Vegas Strip; Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in the Las Vegas Locals market; Aquarius Casino Resort and Edgewater Casino Resort in Laughlin, Nevada; and Pahrump Nugget Hotel & Casino and Lakeside RV Park & Casino in Pahrump, Nevada. The Golden Entertainment Master Lease has an initial total annual rent of $87.0 million and an initial term of 30 years, with four 5-year tenant renewal options. Rent under the Golden Entertainment Master Lease will escalate annually at 2.0% beginning in Lease Year 3. The obligations of Golden OpCo under the Golden Entertainment Master Lease are guaranteed by a holding company owned and controlled by Mr. Sartini, which owns all of the gaming and operating assets formerly owned by Golden Entertainment, with additional credit support provided by financial covenants within the lease.
Pursuant to the terms of the master transaction agreement governing the Golden Entertainment Transaction, former Golden Entertainment shareholders received approximately 24.3 million shares of newly issued VICI stock in exchange for the outstanding shares of Golden Entertainment stock upon closing, which represented an agreed-upon exchange ratio of 0.902 shares of VICI’s common stock per share of Golden Entertainment’s common stock based on VICI’s 10-day volume weighted average price as of November 5, 2025, as well as cash consideration paid by an affiliate of Golden OpCo. In connection with the transaction, we repaid Golden Entertainment’s outstanding $426.0 million of debt.

•Northfield Park Severance Lease. On April 21, 2026, we entered into the Northfield Park Lease, a new triple-net lease agreement with an affiliate of funds managed by Clairvest with respect to the real property of Northfield Park, located in Northfield, Ohio, in connection with MGM’s previously announced agreement to sell the operations of Northfield Park to an affiliate of Clairvest. In connection with the closing, we entered into an amendment to the existing MGM Master Lease in order to account for MGM’s divestiture of the operations of Northfield Park and to reduce the annual base rent under the MGM Master Lease by the initial base rent under the Northfield Park Lease. The Northfield Park Lease has an initial annual base rent of $53.0 million. On May 1, 2026, concurrent with the escalation of the MGM Master Lease, the Northfield Park Lease escalated by 2.0%, resulting in an annual base rent of $54.0 million. The Northfield Park Lease has a 25-year lease term with three 10-year tenant renewal options, with other economic terms substantially similar to the MGM Master Lease, including escalation of 2.0% per annum on May 1st each year (with escalation equal to the greater of 2.0% and the change in CPI (capped at 3.0%) beginning at the same time as the MGM Master Lease in 2032) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue. The Northfield Park Lease is guaranteed by an affiliate of funds managed by Clairvest that owns the operations of Northfield Park, with additional credit support provided by financial covenants within the lease.
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
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the six months ended June 30, 2026:

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
Financing and Capital Markets Activity
•Forward-Starting Interest Rate Swaps. During the six months ended June 30, 2026, we entered into twelve forward-starting interest rate swap agreements for an aggregate notional amount of $600.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes expected to be issued in connection with the refinancing of our senior unsecured notes maturing in September and December 2026.
•At-The-Market Offering Program. During the six months ended June 30, 2026, we did not sell any shares under the ATM Program. On April 29, 2026, we physically settled 7,750,000 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $242.1 million.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Revenues
Income from sales-type leases	$549,202	$530,348	$18,854	$1,085,919	$1,058,952	$26,967
Income from lease financing receivables, loans and securities	478,395	440,260	38,135	930,348	866,740	63,608
Other income	18,915	19,536	(621)	37,814	39,049	(1,235)
Golf revenues	11,993	11,190	803	22,945	20,797	2,148
Total revenues	1,058,505	1,001,334	57,171	2,077,026	1,985,538	91,488

Expenses
General and administrative	15,429	14,561	868	31,405	29,421	1,984
Depreciation	998	741	257	1,965	1,737	228
Other expenses	18,915	19,536	(621)	37,814	39,049	(1,235)
Golf expenses	7,395	6,619	776	13,864	12,971	893
Change in allowance for credit losses	271,059	(142,001)	413,060	152,284	44,956	107,328
Transaction and acquisition expenses	1,815	7,434	(5,619)	1,982	7,479	(5,497)
Total expenses	315,611	(93,110)	408,721	239,314	135,613	103,701

Interest expense	(209,927)	(213,797)	3,870	(419,289)	(423,048)	3,759
Interest income	2,228	2,293	(65)	6,721	5,990	731
Other (losses) gains	(345)	992	(1,337)	(366)	874	(1,240)
Income before income taxes	534,850	883,932	(349,082)	1,424,778	1,433,741	(8,963)
Benefit from (provision for) income taxes	461	(5,564)	6,025	(3,513)	(3,108)	(405)
Net income	535,311	878,368	(343,057)	1,421,265	1,430,633	(9,368)
Less: Net income attributable to non-controlling interests	(8,790)	(13,289)	4,499	(22,354)	(21,947)	(407)
Net income attributable to common stockholders	$526,521	$865,079	$(338,558)	$1,398,911	$1,408,686	$(9,775)

Revenue
For the three and six months ended June 30, 2026 and 2025, our revenue was comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Leasing revenue	$956,047	$915,958	$40,089	$1,883,204	$1,828,500	$54,704
Income from loans and securities	71,550	54,650	16,900	133,063	97,192	35,871
Other income	18,915	19,536	(621)	37,814	39,049	(1,235)
Golf revenues	11,993	11,190	803	22,945	20,797	2,148
Total revenues	$1,058,505	$1,001,334	$57,171	$2,077,026	$1,985,538	$91,488
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Income from sales-type leases	$549,202	$530,348	$18,854	$1,085,919	$1,058,952	$26,967
Income from lease financing receivables (1)	406,845	385,610	21,235	797,285	769,548	27,737
Total leasing revenue	956,047	915,958	40,089	1,883,204	1,828,500	54,704
Non-cash adjustment (2)	(139,174)	(130,022)	(9,152)	(269,245)	(262,123)	(7,122)
Total contractual leasing revenue	$816,873	$785,936	$30,937	$1,613,959	$1,566,377	$47,582
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $40.1 million and $54.7 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. Total contractual leasing revenue increased $30.9 million and $47.6 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The increases were primarily driven by the addition of the Golden Entertainment Master Lease to our portfolio in April 2026, as well as annual rent escalators from certain of our lease agreements.
Income From Loans and Securities
Income from loans and securities increased $16.9 million and $35.9 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments.

Expenses
For the three and six months ended June 30, 2026 and 2025, our operating expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
General and administrative	$15,429	$14,561	$868	$31,405	$29,421	$1,984
Depreciation	998	741	257	1,965	1,737	228
Other expenses	18,915	19,536	(621)	37,814	39,049	(1,235)
Golf expenses	7,395	6,619	776	13,864	12,971	893
Change in allowance for credit losses	271,059	(142,001)	413,060	152,284	44,956	107,328
Transaction and acquisition expenses	1,815	7,434	(5,619)	1,982	7,479	(5,497)
Total expenses	$315,611	$(93,110)	$408,721	$239,314	$135,613	$103,701
General and Administrative Expenses
General and administrative expenses increased $0.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily driven by an increase in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $413.1 million and $107.3 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively, primarily as a result of (i) the initial CECL allowance recorded on our acquisitions of the Gamehost Portfolio, Golden Portfolio and our debt investment activity, (ii) an increase in the estimate of the Long-Term Period PD for one of our tenants, and (iii) negative changes in the macroeconomic forecast during the periods. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses decreased $5.6 million and $5.5 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Other Income and Expenses
For the three and six months ended June 30, 2026 and 2025, our other income and expenses were comprised of the following items:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Interest expense	$(209,927)	$(213,797)	$3,870	$(419,289)	$(423,048)	$3,759
Interest income	2,228	2,293	(65)	6,721	5,990	731
Other (losses) gains	(345)	992	(1,337)	(366)	874	(1,240)
Interest Expense
Interest expense decreased $3.9 million and $3.8 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily driven by lower average debt outstanding and lower amortization of noncash original issue discount during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, partially offset by an increase in the weighted average interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, as a result of a higher effective interest rate on the April 2025 Notes as compared to the debt that was refinanced by such notes.

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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, capitalized interest on real estate under development, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (or losses), deferred income tax expenses and benefits, other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interests with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data and per share data)	2026	2025	2026	2025
Net income attributable to common stockholders	$526,521	$865,079	$1,398,911	$1,408,686
Real estate depreciation	—	—	—	—
FFO attributable to common stockholders	526,521	865,079	1,398,911	1,408,686
Non-cash leasing and financing adjustments	(139,145)	(130,022)	(269,177)	(262,069)
Non-cash change in allowance for credit losses	271,059	(142,001)	152,284	44,956
Non-cash stock-based compensation	4,609	4,439	8,734	7,343
Transaction and acquisition expenses	1,815	7,434	1,982	7,479
Amortization of debt issuance costs and original issue discount	17,406	18,743	34,689	37,514
Capitalized interest on real estate under development	(56)	—	(56)	—
Other depreciation	866	611	1,702	1,478
Capital expenditures	(131)	(618)	(760)	(750)
Other losses (gains) (1)	345	(992)	366	(874)
Deferred income tax (benefit) provision	(2,096)	4,048	10	72
Non-cash adjustments attributable to non-controlling interests	(1,557)	3,457	1,858	2,325
AFFO attributable to common stockholders	679,636	630,178	1,330,543	1,246,160
Interest expense, net	190,349	192,761	377,935	379,544
Current income tax expense	1,635	1,516	3,503	3,036
Adjustments attributable to non-controlling interests	(2,118)	(2,216)	(4,253)	(4,365)
Adjusted EBITDA attributable to common stockholders	$869,502	$822,239	$1,707,728	$1,624,375

Net income per common share
Basic	$0.48	$0.82	$1.30	$1.33
Diluted	$0.48	$0.82	$1.30	$1.33
FFO per common share
Basic	$0.48	$0.82	$1.30	$1.33
Diluted	$0.48	$0.82	$1.30	$1.33
AFFO per common share
Basic	$0.62	$0.60	$1.23	$1.18
Diluted	$0.62	$0.60	$1.23	$1.18
Weighted average number of shares of common stock outstanding
Basic	1,090,197,080	1,056,222,836	1,079,358,468	1,056,118,206
Diluted	1,090,236,611	1,057,270,580	1,079,442,313	1,056,852,269
____________________
(1)Represents non-cash foreign currency remeasurement adjustment and gain on sale of certain land parcels.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2026, our available cash and cash-equivalents balance and capacity under our Revolving Credit Facility were as follows:

(In thousands)	June 30, 2026
Cash and cash equivalents	$288,063
Capacity under Revolving Credit Facility (1)	2,231,578
Total	$2,519,641
____________________
(1)In addition, the Credit Agreement includes the option (i) to increase the revolving loan commitments by up to $1.0 billion and (ii) to add one or more tranches of term loans of up to $2.0 billion in the aggregate, in each case, to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.
We believe that we have sufficient liquidity to meet our material cash requirements, including our contractual obligations, debt maturities and commitments as well as our additional funding requirements, primarily through currently available cash and cash equivalents, cash received under our lease agreements, existing borrowings from banks, including our undrawn capacity under our Revolving Credit Facility, and proceeds from any future issuances of debt and equity securities (including issuances under the ATM Program or any future “at-the-market” program) for the next 12 months and in future periods.
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of June 30, 2026, we had $17.2 billion of debt obligations outstanding, of which $500.0 million matures on September 1, 2026, $1.25 billion matures on December 1, 2026, $750.0 million matures on February 1, 2027 and $750.0 million matures on February 15, 2027. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.

Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans, and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of June 30, 2026. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2026 (remaining)	2027	2028	2029	2030 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$1,750,000	$1,500,000	$2,000,000	$1,750,000	$6,950,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	268,422	—	—	—	268,422	—
Scheduled interest payments (1)	4,925,255	399,892	688,191	605,882	532,957	2,698,333
Total debt contractual obligations	22,143,677	2,149,892	2,188,191	2,605,882	2,551,379	12,648,333

Future funding commitments, leases and contracts (2)
Future funding commitments – loan investments (3)	1,181,068	472,968	221,168	129,454	142,682	214,796
Future funding commitments – real estate under development (3)	55,215	12,066	42,124	1,025	—	—
Golf course operating lease and contractual commitments	36,758	1,099	2,241	2,286	2,331	28,801
Corporate office leases	14,485	871	871	1,742	828	10,173
Total future funding commitments, leases and contracts	1,287,526	487,004	266,404	134,507	145,841	253,770

Total contractual commitments	$23,431,203	$2,636,896	$2,454,595	$2,740,389	$2,697,220	$12,902,103
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable CORRA and SONIA rates as of June 30, 2026.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of June 30, 2026, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw such future funds, prior to November 1, 2026. The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects.

Cash Flow Analysis
The table below summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$1,360,042	$1,231,758	$128,284
Used in investing activities	(1,025,837)	(715,343)	(310,494)
Used in financing activities	(609,261)	(808,412)	199,151
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(360)	365	(725)
Net decrease in cash, cash equivalents and restricted cash	(275,416)	(291,632)	16,216
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615	38,864
Cash, cash equivalents and restricted cash, end of period	$288,063	$232,983	$55,080
Cash Flows from Operating Activities
Net cash provided by operating activities increased $128.3 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was primarily driven by the receipt of payment-in-kind interest, the annual rent escalators from our lease agreements and incremental interest income from additional loan fundings.
Cash Flows from Investing Activities
Net cash used in investing activities increased $310.5 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.
During the six months ended June 30, 2026, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $943.2 million;
•Principal repayments of loans and receipts of deferred fees in the amount of $473.0 million;
•Cash portion of the Golden Entertainment Transaction of $435.0 million;
•Payments for the Gamehost Transaction for a total cost of $141.7 million, including acquisition costs;
•Maturities of short-term investments of $44.5 million; and
•Payments for the Club Med St. Croix Transaction for a total cost of $22.3 million, including acquisition costs.
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
Cash Flows from Financing Activities
Net cash used in financing activities decreased $199.2 million for the six months ended June 30, 2026, compared with the six months ended June 30, 2025.
During the six months ended June 30, 2026, the primary sources and uses of cash in financing activities included:
•Dividend payments of $962.3 million;
•Net proceeds of $242.1 million from the physical settlement of 7,750,000 forward shares under our ATM Program;
•Draws of $280.2 million and repayments of $150.0 million on our Revolving Credit Facility;
•Distributions of $16.5 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $2.3 million.

During the six months ended June 30, 2025, the primary sources and uses of cash from financing activities included:
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
Debt
For a summary of our debt obligations as of June 30, 2026, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and operating covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At June 30, 2026, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the six months ended June 30, 2026 and 2025 were as follows:

Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500
June 4, 2026	June 18, 2026	July 9, 2026	April 1, 2026 – June 30, 2026	$0.4500

Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
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

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical policies and estimates for the six months ended June 30, 2026.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of June 30, 2026, we had $17.2 billion aggregate principal amount of outstanding indebtedness, of which 98.4% has a fixed interest rate and 1.6% has a variable interest rate, representing the US$268.4 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of June 30, 2026, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $2.7 million using the applicable exchange rate as of June 30, 2026.
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
Capital Markets Risks
We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business or refinancing existing debt through long-term indebtedness, borrowings under credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the six months ended June 30, 2026.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended June 30, 2026, VICI Properties Inc. did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
VICI Properties L.P.
During the three months ended June 30, 2026, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Third Amendment to Amended and Restated Master Lease, dated as of April 21, 2026, by and between MGP Lessor, LLC and MGM Lessee, LLC.		10-Q	10.1	4/29/2026

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 29, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 29, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	July 29, 2026
Jeremy L. Waxman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	July 29, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	July 29, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	July 29, 2026
Jeremy L. Waxman	(Principal Accounting Officer)