Form 10-Q
period 2026-09-30
VICI PROPERTIES INC.; VICI Properties L.P.
filed 2026-10-28
CIK 1705696, 1920791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
As of October 27, 2026, VICI Properties Inc. had 1,101,085,584 shares of common stock, $0.01 par value per share, outstanding. VICI Properties L.P. has no common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2026 of VICI Properties Inc. and VICI Properties L.P. Unless stated otherwise or the context otherwise requires, references to “VICI” mean VICI Properties Inc. and its consolidated subsidiaries, including VICI Properties OP LLC (“VICI OP”), and references to “VICI LP” mean VICI Properties L.P. and its consolidated subsidiaries. Unless stated otherwise or the context otherwise requires, the terms “the Company,” “we,” “our” and “us” mean VICI and VICI LP, including, collectively, their consolidated subsidiaries.
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
VICI is a real estate investment trust (“REIT”) that is the sole owner of VICI Properties GP LLC, the sole general partner of VICI LP. As of September 30, 2026, VICI owns 100% of the limited liability company interests of VICI Properties HoldCo LLC (“HoldCo”), which in turn owns approximately 98.9% of the limited liability company interest of VICI OP (such interests, “VICI OP Units”), our operating partnership, which in turn owns 100% of the limited partnership interest in VICI LP. The balance of the VICI OP Units not held by HoldCo are held by third-party unit holders.
The following diagram details VICI’s organizational structure as of September 30, 2026.

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
VICI consolidates VICI LP for financial reporting purposes, and VICI does not have material assets other than its indirect investment in VICI LP. Therefore, while there are some areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP, the assets and liabilities of VICI and VICI LP are materially the same on their respective financial statements. As of September 30, 2026, the primary areas of difference between the unaudited consolidated financial statements of VICI and those of VICI LP were cash and cash equivalents, stockholders’ equity and partners’ capital, non-controlling interests and golf operations, which include the assets and liabilities and income and expenses of VICI Golf.
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

PART I        FINANCIAL INFORMATION
Item 1.        Financial Statements
VICI PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$24,370,572	$23,706,563
Investments in leases - financing receivables, net	19,235,774	18,697,133
Investments in loans and securities, net	2,984,010	2,525,457
Real estate under development	25,499	—
Land	148,002	148,002
Cash and cash equivalents	270,321	563,479
Short-term investments	—	44,484
Other assets	1,030,126	1,039,050
Total assets	$48,064,304	$46,724,168

Liabilities
Debt, net	$16,916,934	$16,773,241
Accrued expenses and deferred revenue	178,249	238,715
Dividends and distributions payable	511,884	486,259
Other liabilities	1,017,579	1,003,366
Total liabilities	18,624,646	18,501,581

Commitments and contingent liabilities (Note 10)

Stockholders’ equity
Common stock, $0.01 par value, 1,350,000,000 shares authorized and 1,101,083,124 and 1,068,811,371 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11,011	10,688
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	25,859,760	24,898,868
Accumulated other comprehensive income	115,455	121,031
Retained earnings	3,025,489	2,767,053
Total VICI stockholders’ equity	29,011,715	27,797,640
Non-controlling interests	427,943	424,947
Total stockholders’ equity	29,439,658	28,222,587
Total liabilities and stockholders’ equity	$48,064,304	$46,724,168
_______________________________________________________
Note: As of September 30, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $1,282.4 million, $884.9 million, $159.0 million and $29.7 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Income from sales-type leases	$556,749	$531,765	$1,642,668	$1,590,717
Income from lease financing receivables, loans and securities	482,642	447,986	1,412,990	1,314,726
Other income	18,969	19,547	56,783	58,596
Golf revenues	7,124	8,190	30,069	28,987
Total revenues	1,065,484	1,007,488	3,142,510	2,993,026

Expenses
General and administrative	17,479	16,344	48,884	45,765
Depreciation	876	937	2,841	2,674
Other expenses	18,969	19,547	56,783	58,596
Golf expenses	6,858	6,765	20,722	19,736
Change in allowance for credit losses	458,030	(20,153)	610,314	24,803
Transaction and acquisition expenses	194	9	2,176	7,488
Total expenses	502,406	23,449	741,720	159,062

Interest expense	(214,983)	(210,333)	(634,272)	(633,381)
Interest income	1,564	3,881	8,285	9,871
Other (losses) gains	(229)	(82)	(595)	792
Income before income taxes	349,430	777,505	1,774,208	2,211,246
Provision for income taxes	(2,579)	(3,885)	(6,092)	(6,993)
Net income	346,851	773,620	1,768,116	2,204,253
Less: Net income attributable to non-controlling interests	(4,317)	(11,580)	(26,671)	(33,527)
Net income attributable to common stockholders	$342,534	$762,040	$1,741,445	$2,170,726

Net income per common share
Basic	$0.31	$0.71	$1.60	$2.05
Diluted	$0.31	$0.71	$1.60	$2.05

Weighted average number of shares of common stock outstanding
Basic	1,100,560,183	1,067,253,644	1,086,503,368	1,059,870,808
Diluted	1,100,625,472	1,068,369,218	1,086,581,026	1,060,732,039

Other comprehensive income
Net income	$346,851	$773,620	$1,768,116	$2,204,253
Reclassification of derivative gain to Interest expense	(6,640)	(6,389)	(19,418)	(19,120)
Unrealized gain (loss) on cash flow hedges	7,081	—	19,959	(5,949)
Foreign currency translation adjustments	(398)	(4,652)	(6,178)	5,474
Comprehensive income	346,894	762,579	1,762,479	2,184,658
Comprehensive income attributable to non-controlling interests	(4,317)	(11,448)	(26,610)	(33,308)
Comprehensive income attributable to common stockholders	$342,577	$751,131	$1,735,869	$2,151,350
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total VICI Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2025	$10,688	$24,898,868	$121,031	$2,767,053	$27,797,640	$424,947	$28,222,587
Net income	—	—	—	872,390	872,390	13,564	885,954
Reallocation of equity	—	40	—	—	40	(40)	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(481,045)	(481,045)	(8,257)	(489,302)
Stock-based compensation, net of forfeitures	2	1,805	—	—	1,807	20	1,827
Reclassification of derivative gain to Interest expense	—	—	(6,317)	—	(6,317)	(72)	(6,389)
Unrealized gain on cash flow hedges	—	—	6,615	—	6,615	75	6,690
Foreign currency translation adjustments	—	—	(2,477)	—	(2,477)	(28)	(2,505)
Balance as of March 31, 2026	10,690	24,900,713	118,852	3,158,398	28,188,653	430,209	28,618,862
Net income	—	—	—	526,521	526,521	8,790	535,311
Issuance of common stock, net	321	950,836	—	—	951,157	—	951,157
Reallocation of equity	—	(1,200)	—	—	(1,200)	1,200	—
Dividends and distributions declared ($0.4500 per common share)	—	—	—	(495,499)	(495,499)	(8,252)	(503,751)
Stock-based compensation, net of forfeitures	—	4,557	—	—	4,557	51	4,608
Reclassification of derivative gain to Interest expense	—	—	(6,318)	—	(6,318)	(71)	(6,389)
Unrealized gain on cash flow hedges	—	—	6,119	—	6,119	69	6,188
Foreign currency translation adjustments	—	—	(3,241)	—	(3,241)	(34)	(3,275)
Balance as of June 30, 2026	11,011	25,854,906	115,412	3,189,420	29,170,749	431,962	29,602,711
Net income	—	—	—	342,534	342,534	4,317	346,851
Reallocation of equity	—	13	—	—	13	(13)	—
Dividends and distributions declared ($0.4600 per common share)	—	—	—	(506,465)	(506,465)	(8,377)	(514,842)
Stock-based compensation, net of forfeitures	—	4,841	—	—	4,841	54	4,895
Reclassification of derivative gain to Interest expense	—	—	(6,567)	—	(6,567)	(73)	(6,640)
Unrealized gain on cash flow hedges	—	—	7,003	—	7,003	78	7,081
Foreign currency translation adjustments	—	—	(393)	—	(393)	(5)	(398)
Balance as of September 30, 2026	$11,011	$25,859,760	$115,455	$3,025,489	$29,011,715	$427,943	$29,439,658

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,768,116	$2,204,253
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(406,933)	(393,076)
Stock-based compensation	13,629	11,758
Depreciation	2,841	2,674
Other losses (gains)	595	(792)
Amortization of debt issuance costs and original issue discount	33,343	35,791
Change in allowance for credit losses	610,314	24,803
Deferred income taxes	1,486	2,848
Payment-in-kind interest	(13,543)	(23,831)
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	19,959	1,767
Change in operating assets and liabilities:
Other assets	2,128	(8,601)
Accrued expenses and deferred revenue	(60,761)	(39,261)
Other liabilities	(7,014)	(286)
Net cash provided by operating activities	2,015,249	1,818,047

Cash flows from investing activities
Investments in leases - sales-type	(143,458)	—
Investments in leases - financing receivables	(435,684)	—
Investments in loans and securities	(1,158,733)	(786,360)
Principal repayments of loans and securities and receipts of deferred fees	558,218	20,296
Payments for real estate under development	(25,499)	—
Capitalized transaction costs	(817)	(325)
Maturities of short-term investments	44,484	—
Acquisition of property and equipment	(3,501)	(1,033)
Proceeds from sale of real estate	—	1,962
Net cash used in investing activities	(1,164,990)	(765,460)

Cash flows from financing activities
Proceeds from offering of common stock, net	241,779	375,350
Proceeds from Revolving Credit Facility	420,185	426,024
Repayment of Revolving Credit Facility	(290,000)	(432,689)
Proceeds from senior unsecured notes offerings	1,724,957	1,284,437
Redemption of senior unsecured notes	(1,750,000)	(1,300,000)
Debt issuance costs	(5,263)	(19,401)
Repurchase of stock for tax withholding	(2,298)	(7,232)
Distributions to non-controlling interests	(24,764)	(23,970)
Dividends paid	(1,457,533)	(1,372,727)
Net cash used in financing activities	(1,142,937)	(1,070,208)

VICI PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(480)	509

Net decrease in cash, cash equivalents and restricted cash	(293,158)	(17,112)
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615
Cash, cash equivalents and restricted cash, end of period	$270,321	$507,503

Supplemental cash flow information:
Cash paid for interest	$649,022	$620,778
Cash paid for capitalized interest	340	—
Cash paid for income taxes	5,853	3,311
Supplemental non-cash investing and financing activity:
Dividends and distributions declared, not paid	$512,122	$486,468
Accrued capitalized transaction costs	7,930	1,859
Non-cash change in Investments in leases - financing receivables	224,297	211,903
Reclassification from Investments in leases - financing receivables to Investments in leases - sales-type	706,115	—
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except unit and per unit data)

	September 30, 2026	December 31, 2025
Assets
Real estate portfolio:
Investments in leases - sales-type, net	$24,370,572	$23,706,563
Investments in leases - financing receivables, net	19,235,774	18,697,133
Investments in loans and securities, net	2,984,010	2,525,457
Real estate under development	25,499	—
Land	148,002	148,002
Cash and cash equivalents	269,157	553,412
Short-term investments	—	44,484
Other assets	950,990	961,227
Total assets	$47,984,004	$46,636,278

Liabilities
Debt, net	$16,916,934	$16,773,241
Accrued expenses and deferred revenue	175,240	236,424
Distributions payable	511,884	486,259
Other liabilities	1,004,809	990,176
Total liabilities	18,608,867	18,486,100

Commitments and contingent liabilities (Note 10)

Partners’ Capital
Partners’ capital, 1,113,314,497 and 1,081,042,744 operating partnership units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	29,155,470	27,923,645
Accumulated other comprehensive income	114,453	120,090
Total VICI LP’s capital	29,269,923	28,043,735
Non-controlling interests	105,214	106,443
Total capital attributable to partners	29,375,137	28,150,178
Total liabilities and partners’ capital	$47,984,004	$46,636,278
_______________________________________________________
Note: As of September 30, 2026 and December 31, 2025, our Investments in leases - sales-type, Investments in leases - financing receivables, Investments in loans and securities, and Other assets (sales-type sub-leases) are net of allowance for credit losses of $1,282.4 million, $884.9 million, $159.0 million and $29.7 million, respectively, and $919.2 million, $769.9 million, $56.4 million and $23.9 million, respectively. Refer to Note 5 - Allowance for Credit Losses for further details.

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Income from sales-type leases	$556,749	$531,765	$1,642,668	$1,590,717
Income from lease financing receivables, loans and securities	482,642	447,986	1,412,990	1,314,726
Other income	18,969	19,547	56,783	58,596
Total revenues	1,058,360	999,298	3,112,441	2,964,039

Expenses
General and administrative	17,438	16,284	48,766	45,632
Depreciation	133	131	396	390
Other expenses	18,969	19,547	56,783	58,596
Change in allowance for credit losses	458,030	(20,153)	610,314	24,803
Transaction and acquisition expenses	194	9	2,176	7,488
Total expenses	494,764	15,818	718,435	136,909

Interest expense	(214,983)	(210,333)	(634,272)	(633,381)
Interest income	1,531	3,777	8,094	9,475
Other (losses) gains	(229)	(82)	(595)	792
Income before income taxes	349,915	776,842	1,767,233	2,204,016
Provision for income taxes	(2,692)	(3,736)	(4,553)	(5,434)
Net income	347,223	773,106	1,762,680	2,198,582
Less: Net income attributable to non-controlling interests	(507)	(2,825)	(7,022)	(8,558)
Net income attributable to partners	$346,716	$770,281	$1,755,658	$2,190,024

Net income per Partnership unit
Basic	$0.31	$0.71	$1.60	$2.04
Diluted	$0.31	$0.71	$1.60	$2.04

Weighted average number of Partnership units outstanding
Basic	1,112,791,556	1,079,485,017	1,098,734,741	1,072,102,181
Diluted	1,112,856,845	1,080,600,591	1,098,812,399	1,072,963,412

Other comprehensive income
Net income attributable to partners	$346,716	$770,281	$1,755,658	$2,190,024
Reclassification of derivative gain to Interest expense	(6,640)	(6,389)	(19,418)	(19,120)
Unrealized gain (loss) on cash flow hedges	7,081	—	19,959	(5,949)
Foreign currency translation adjustments	(398)	(4,652)	(6,178)	5,474
Comprehensive income attributable to partners	$346,759	$759,240	$1,750,021	$2,170,429
See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)
(In thousands, except unit and per unit data)

	Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total
Balance as of December 31, 2025	$27,923,645	$120,090	$106,443	$28,150,178
Net income	879,462	—	3,617	883,079
Contributions from parent	25	—	—	25
Distributions to parent	(486,569)	—	—	(486,569)
Distributions to non-controlling interests	—	—	(2,753)	(2,753)
Stock-based compensation, net of forfeitures	1,827	—	—	1,827
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Unrealized gain on cash flow hedges	—	6,690	—	6,690
Foreign currency translation adjustments	—	(2,505)	—	(2,505)
Balance as of March 31, 2026	28,318,390	117,886	107,307	28,543,583
Net income	529,480	—	2,898	532,378
Contributions from parent	963,629	—	—	963,629
Distributions to parent	(501,444)	—	—	(501,444)
Distributions to non-controlling interests	—	—	(2,748)	(2,748)
Stock-based compensation, net of forfeitures	4,608	—	—	4,608
Reclassification of derivative gain to Interest expense	—	(6,389)	—	(6,389)
Unrealized gain on cash flow hedges	—	6,188	—	6,188
Foreign currency translation adjustments	—	(3,275)	—	(3,275)
Balance as of June 30, 2026	29,314,663	114,410	107,457	29,536,530
Net income	346,716	—	507	347,223
Contributions from parent	2,719	—	—	2,719
Distributions to parent	(513,523)	—	—	(513,523)
Distributions to non-controlling interests	—	—	(2,750)	(2,750)
Stock-based compensation, net of forfeitures	4,895	—	—	4,895
Reclassification of derivative gain to Interest expense	—	(6,640)	—	(6,640)
Unrealized gain on cash flow hedges	—	7,081	—	7,081
Foreign currency translation adjustments	—	(398)	—	(398)
Balance as of September 30, 2026	$29,155,470	$114,453	$105,214	$29,375,137

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

See accompanying Notes to Consolidated Financial Statements.

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,762,680	$2,198,582
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash leasing and financing adjustments	(406,933)	(393,076)
Stock-based compensation	13,629	11,758
Depreciation	396	390
Other losses (gains)	595	(792)
Amortization of debt issuance costs and original issue discount	33,343	35,791
Change in allowance for credit losses	610,314	24,803
Deferred income taxes	1,636	2,541
Payment-in-kind interest	(13,543)	(23,831)
Receipt of payment-in-kind interest	51,089	—
Net proceeds from settlement of derivatives	19,959	1,767
Change in operating assets and liabilities:
Other assets	2,483	(7,822)
Accrued expenses and deferred revenue	(63,736)	(41,601)
Other liabilities	(6,745)	(48)
Net cash provided by operating activities	2,005,167	1,808,462

Cash flows from investing activities
Investments in leases - sales-type	(143,458)	—
Investments in leases - financing receivables	(435,684)	—
Investments in loans and securities	(1,158,733)	(786,360)
Principal repayments of loans and securities and receipts of deferred fees	558,218	20,296
Payments for real estate under development	(25,499)	—
Capitalized transaction costs	(817)	(325)
Maturities of short-term investments	44,484	—
Acquisition of property and equipment	(94)	(95)
Proceeds from sale of real estate	—	1,962
Net cash used in investing activities	(1,161,583)	(764,522)

Cash flows from financing activities
Contributions from parent	256,642	438,943
Distributions to parent	(1,473,330)	(1,386,158)
Proceeds from Revolving Credit Facility	420,185	426,024
Repayment of Revolving Credit Facility	(290,000)	(432,689)
Proceeds from senior unsecured notes offerings	1,724,957	1,284,437
Redemption of senior unsecured notes	(1,750,000)	(1,300,000)
Debt issuance costs	(5,263)	(19,401)
Repurchase of stock for tax withholding	(2,298)	(7,232)
Distributions to non-controlling interests	(8,252)	(8,100)
Net cash used in financing activities	(1,127,359)	(1,004,176)

VICI PROPERTIES L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(480)	509

Net (decrease) increase in cash, cash equivalents and restricted cash	(284,255)	40,273
Cash, cash equivalents and restricted cash, beginning of period	553,412	456,899
Cash, cash equivalents and restricted cash, end of period	$269,157	$497,172

Supplemental cash flow information:
Cash paid for interest	$649,022	$620,778
Cash paid for capitalized interest	340	—
Cash paid for income taxes	3,316	1,188
Supplemental non-cash investing and financing activity:
Distributions payable	$512,122	$486,468
Accrued capitalized transaction costs	7,930	1,859
Non-cash change in Investments in leases - financing receivables	224,297	211,903
Reclassification from Investments in leases - financing receivables to Investments in leases - sales-type	706,115	—
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
Note 1 — Business and Organization
Business
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. As of September 30, 2026, we own 103 experiential assets across a geographically diverse portfolio consisting of 63 gaming properties and 40 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort Las Vegas (the “Venetian Resort”). Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. VICI also owns four championship golf courses, which are managed by Cabot-Managed Properties and are located near certain of our properties.
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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
Non-controlling Interests
We present non-controlling interests and classify such interests as a component of consolidated stockholders’ equity or partners’ capital, separate from VICI stockholders’ equity and VICI LP partners’ capital. As of September 30, 2026, VICI’s non-controlling interests were comprised of (i) an approximately 1.1% third-party ownership of VICI OP in the form of VICI OP Units, (ii) a 20% third-party ownership of Harrah’s Joliet LandCo LLC, the entity that owns the Harrah’s Joliet facility and is the lessor under the related lease agreement with Caesars Entertainment, Inc. (together with, as the context requires, its subsidiaries, “Caesars”) for such facility (the “Joliet Lease”) and (iii) a third-party minority equity interest, in the form of Class A Units, of VICI Bowl HoldCo LLC (“Lucky Strike OP Units”), the entity that (a) owns the portfolio of bowling entertainment centers leased to Lucky Strike Entertainment Corporation (“Lucky Strike Entertainment”) and (b) is the lessor under the related Lucky Strike Entertainment master lease agreement, which interest entitles the non-controlling interest holder to a preferred return that currently approximates 4.1% of the entity’s cash flows.
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
Refer to Note 14 - Segment Information for further information.
Cash, Cash Equivalents and Restricted Cash
Cash consists of cash-on-hand and cash-in-bank. Highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents and are carried at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, we did not have any restricted cash.
Short-Term Investments
Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value.
We may invest our excess cash in short-term investment grade commercial paper as well as discount notes issued by government-sponsored enterprises including the Federal Home Loan Mortgage Corporation and certain of the Federal Home Loan Banks. These investments generally have original maturities between 91 and 180 days and are accounted for as available for sale securities. Interest on our short-term investments is recognized as interest income in our Statement of Operations. We had $44.5 million of short-term investments as of December 31, 2025. We did not have any short-term investments as of September 30, 2026.
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
Origination fees and costs incurred in connection with entering into investments classified as lease financing receivables are included in the balance of the net investment and such amounts will be recognized as an adjustment to Income from investments in lease financing receivables, loans and securities over the life of the lease using the effective interest method.
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
Write-offs of our investments in leases and loans are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries of amounts previously written off are recorded when received. There were no charge-offs or recoveries for the three and nine months ended September 30, 2026 and 2025.
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
Other Income and Other Expenses
Other income primarily represents sub-lease income related to certain ground and use leases. Under our lease agreements, the tenants are required to pay all costs associated with such ground and use leases and the lease agreements provide for their direct payment to the landlord. This income and the related expenses are recorded on a gross basis in our Statement of Operations as we are the primary obligor under the ground and use leases.

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
The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. We formally document our hedge relationships and designation at the contract’s inception. This documentation includes the identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction, and our evaluation of the effectiveness of the hedged transaction.
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
Concentrations of Credit Risk
MGM Resorts International (together with, as the context requires, its subsidiaries, “MGM”) and Caesars are the guarantors of all of the lease payment obligations of the tenants under the applicable leases of the properties that they each respectively lease from us. The percentage of our total lease revenue and total contractual rent attributable to MGM and Caesars is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MGM
Lease revenue	35%	38%	37%	38%
Contractual rent	32%	36%	33%	36%
Caesars
Lease revenue	35%	36%	35%	36%
Contractual rent	38%	37%	38%	37%
Additionally, our properties on the Las Vegas Strip generated approximately 48% and 49% of our lease revenues for each of the three and nine months ended September 30, 2026 and 2025, respectively, and 46% and 47% of our total contractual rent for the

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
three and nine months ended September 30, 2026, respectively, and 47% of our contractual rent for each of the three and nine months ended September 30, 2025. Other than having two tenants from which we derive and will continue to derive a substantial portion of our revenue and our concentration in the Las Vegas market, we do not believe there are any other significant concentrations of credit risk.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We determined that (i) the Gamehost Transaction should be accounted for as an asset acquisition under ASC 805-50 and (ii) the Gamehost Portfolio component of the PURE Master Lease meets the definition of a separate contract under ASC 842. In accordance with this guidance, we are required to separately assess the lease classification apart from the other assets in the PURE Master Lease and determined that the land and building components of the Gamehost Portfolio under the PURE Master Lease meet the definition of a sales-type lease. Accordingly, the Gamehost Portfolio under the PURE Master Lease is accounted for as Investments in leases - sales-type on our Balance Sheet while the existing assets under the PURE Master Lease continue to be accounted for as Investments in leases - financing receivables.
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
(3) In accordance with ASC 805-50, all direct and incremental costs related to the Golden Entertainment Transaction, primarily related to success-based fees and third-party advisory fees, were included in the consideration transferred.
Further, we assessed the lease classification under ASC 842 and determined the land and building components of the Golden Entertainment Master Lease meet the definition of a sales-type lease. Since we purchased and leased the assets back to an affiliate of the seller under a sale leaseback transaction, control is not considered to have transferred to us under GAAP and accordingly, the Golden Entertainment Master Lease is accounted for as Investments in leases - financing receivables on our Balance Sheet.
Leasing
Century Casinos Canada Severance Lease
On September 28, 2026, in connection with Century Casinos, Inc.’s (“Century Casinos”) agreement to sell the operations of Century Mile Racetrack and Century Downs Racetrack (together, the “Century Canada Racinos”), both located in Alberta, Canada, to a subsidiary of Highfield Investment Group, Inc. (“Highfield”), we announced an agreement to enter into (i) a new separate triple-net lease agreement with a subsidiary of Highfield with respect to the real property of the Century Canada Racinos (the “Highfield Master Lease”) and (ii) an amendment to the existing Century Master Lease in order to account for Century Casinos’ divestiture of the operations of the Century Canada Racinos and to reduce the annual base rent under the Century Master Lease by the initial base rent under the Highfield Master Lease. The Highfield Master Lease will have an initial annual base rent of C$10.7 million (approximately US$7.5 million as of the day prior to announcement) and, if closing occurs after January 1, 2027, such base rent shall escalate as provided for in the Century Master Lease on such date. Upon closing, the Highfield Master Lease will begin a new 20-year initial lease term with four 5-year renewal options, with other economic terms substantially similar to the terms for the Canadian assets under the Century Master Lease, including escalation equal to the greater of 1.25% and the change in Canadian CPI (capped at 2.5%) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue at each property. The Highfield Master Lease will be guaranteed by Highfield Investment Group, Inc. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the fourth quarter of 2026 or the first quarter of 2027.
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
We assessed the lease classification of the land and building components of the Northfield Park Lease and determined it to be a sales-type lease. Accordingly, we reclassified the fair value of the Northfield Park Lease from Investments in leases - financing receivables to Investments in leases - sales-type as of the transaction date.
Real Estate Debt Investments
The following table summarizes our real estate debt investment activity during the nine months ended September 30, 2026:

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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4 — Real Estate Portfolio
As of September 30, 2026, our real estate portfolio consisted of the following:
•Investments in leases - sales-type, representing our investment in 29 casino assets leased on a triple-net basis to our tenants under eleven separate lease agreements;
•Investments in leases - financing receivables, representing our investment in 34 casino assets and 39 other experiential properties leased on a triple-net basis to our tenants under eleven separate lease agreements;
•Investments in loans, representing our 20 debt investments in senior secured and mezzanine loans, and preferred equity;
•Real estate under development, representing our construction in progress in connection with the Club Med St. Croix Transaction; and
•Land, representing our investment in certain underdeveloped or undeveloped land adjacent to the Las Vegas Strip and non-operating, vacant land parcels.
The following is a summary of the balances of our real estate portfolio as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Investments in leases - sales-type, net (1)	$24,370,572	$23,706,563
Investments in leases - financing receivables, net (1)	19,235,774	18,697,133
Total investments in leases, net	43,606,346	42,403,696
Investments in loans and securities, net	2,984,010	2,525,457
Real estate under development	25,499	—
Land	148,002	148,002
Total real estate portfolio	$46,763,857	$45,077,155
____________________
(1) At lease inception (or upon modification), we determine the estimated residual values of the leased property (not guaranteed) under the respective lease agreements, which has a material impact on the determination of the rate implicit in the lease and the lease classification.
Investments in Leases
The following table details the components of our income from sales-type leases and lease financing receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Income from sales-type leases – fixed rent	$528,004	$503,040	$1,556,716	$1,505,431
Income from sales-type leases – contingent rent (1)	28,745	28,725	85,952	85,286
Income from lease financing receivables – fixed rent	400,937	385,112	1,193,115	1,150,865
Income from lease financing receivables – contingent rent (1)	2,567	1,898	7,674	5,693
Total leasing revenue	960,253	918,775	2,843,457	2,747,275
Non-cash adjustment (2)	(131,964)	(131,247)	(401,209)	(393,370)
Total contractual leasing revenue	$828,289	$787,528	$2,442,248	$2,353,905
____________________
(1) At lease inception (or upon modification), we determine the minimum lease payments under ASC 842, which exclude amounts determined to be contingent rent. Contingent rent is generally amounts in excess of specified floors or the variable rent portion of our leases. The minimum lease payments are recognized on an effective interest basis at a constant rate of return over the life of the lease and the contingent rent portion of the lease payments is recognized as earned, both in accordance with ASC 842.
(2) Amounts represent the non-cash adjustment to the minimum lease payments from sales-type leases and lease financing receivables in order to recognize income on an effective interest basis at a constant rate of return over the term of the leases.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2026, minimum lease payments owed to us for each of the five succeeding years and thereafter under sales-type leases and our leases accounted for as financing receivables, are as follows:

	Minimum Lease Payments (1) (2)
	Investments in Leases
(In thousands)	Sales-Type	Financing Receivables	Total
2026 (remaining)	$470,333	$329,434	$799,767
2027	1,900,129	1,333,755	3,233,884
2028	1,930,021	1,358,364	3,288,385
2029	1,960,954	1,384,033	3,344,987
2030	1,992,601	1,410,204	3,402,805
Thereafter	80,429,518	90,377,716	170,807,234
Total minimum lease payments	88,683,556	96,193,506	184,877,062
Unamortized initial direct costs	44,828	48,319	93,147
Less: Present value of lease payments (3)	(63,075,416)	(76,121,157)	(139,196,573)
Less: Allowance for credit losses	(1,282,396)	(884,894)	(2,167,290)
Investments in leases, net	$24,370,572	$19,235,774	$43,606,346
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
Lease Provisions
As of September 30, 2026, we owned 103 assets leased under 20 separate lease agreements with our tenants, certain of which are master lease agreements governing multiple properties and certain of which are for single assets. Our lease agreements are generally long-term in nature with initial terms ranging from 15 to 32 years and are structured with several tenant renewal options extending the term of the lease for another 5 to 30 years. As of September 30, 2026, our lease agreements had a weighted average lease term based on contractual rent, including extension options, of approximately 39.4 years.
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Investments in Loans and Securities
The following is a summary of our investments in loans and securities as of September 30, 2026 and December 31, 2025:

($ In thousands)	September 30, 2026
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Loans	$1,347,567	$1,233,029	$162,452	8.6%	4.1 years
Mezzanine Loans and Preferred Equity	1,814,898	1,750,981	803,111	10.4%	3.4 years
Total	$3,162,465	$2,984,010	$965,563	9.6%	3.7 years

($ In thousands)	December 31, 2025
Investment Type	Principal Balance	Carrying Value (1)	Future Funding Commitments (2)	Weighted Average Interest Rate (3)	Weighted Average Term (4)
Senior Secured Notes (5)	$83,406	$81,033	$—	11.0%	5.2 years
Senior Secured Loans	1,084,478	1,047,585	399,942	8.3%	4.4 years
Mezzanine Loans and Preferred Equity	1,412,203	1,396,839	223,553	9.6%	2.5 years
Total	$2,580,087	$2,525,457	$623,495	9.1%	3.4 years
_________________
(1) Carrying value includes unamortized loan origination fees and costs and are net of allowance for credit losses.
(2) Our future funding commitments are subject to our borrowers’ compliance with the financial covenants and other applicable provisions of each respective loan agreement.
(3) The weighted average interest rate is based on current outstanding principal balance and SOFR, as applicable for floating rate loans, as of September 30, 2026 and December 31, 2025.
(4) Assumes all extension options are exercised; however, our loans may be repaid, subject to certain conditions, prior to such date.
(5) The Senior Secured Notes were repaid in full during the three months ended September 30, 2026.

The following summarizes the activity of our investments in loans and securities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Beginning Balance January 1,	$2,525,457	$1,651,533
Principal fundings	1,158,733	783,604
Payment-in-kind interest	13,543	23,831
Repayments	(589,501)	(15,897)
Deferred fees	(19,536)	—
Change in CECL allowance	(102,681)	(14,045)
Other	(2,005)	3,973
Ending Balance September 30,	$2,984,010	$2,432,999

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5 — Allowance for Credit Losses
Under ASC 326, we are required to estimate and record a non-cash allowance for current expected credit losses, or CECL allowance, related to our historical and any future investments in sales-type leases, lease financing receivables, and loans, over the life of each respective investment as determined under GAAP (including tenant renewal options under lease agreements, as applicable).
The following tables detail the allowance for credit losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$25,652,968	$(1,282,396)	$24,370,572	5.00%
Investments in leases - financing receivables	20,120,668	(884,894)	19,235,774	4.40%
Investments in loans	3,143,035	(159,025)	2,984,010	5.06%
Other assets – sales-type sub-leases	860,599	(29,704)	830,895	3.45%
Totals	$49,777,270	$(2,356,019)	$47,421,251	4.73%

	December 31, 2025
($ In thousands)	Amortized Cost	Allowance (1)	Net Investment	Allowance as a % of Amortized Cost
Investments in leases - sales-type	$24,625,749	$(919,186)	$23,706,563	3.73%
Investments in leases - financing receivables	19,467,011	(769,878)	18,697,133	3.95%
Investments in loans and securities	2,581,839	(56,382)	2,525,457	2.18%
Other assets – sales-type sub-leases	862,845	(23,909)	838,936	2.77%
Totals	$47,537,444	$(1,769,355)	$45,768,089	3.72%
____________________
(1) The total allowance excludes the CECL allowance for unfunded commitments of our loans and for unfunded commitments made to our tenants to fund the development and construction of improvements at our properties. As of September 30, 2026 and December 31, 2025, such allowance was $27.7 million and $6.4 million, respectively, and is recorded in Other liabilities.
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$1,925,823	$1,643,241	$1,775,753	$1,594,931
Initial allowance from current period investments	—	—	112,490	8,126
Current period change in credit allowance	457,862	(21,314)	495,442	18,870
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$2,383,685	$1,621,927	$2,383,685	$1,621,927

During the three months ended September 30, 2026, we recognized a $458.0 million increase in our allowance for credit losses. Of this amount, approximately $313.2 million related to Caesars, reflecting (i) an increase in the estimate for the Long-Term Period PD for Caesars as a result of a rating agency’s downgrade of the credit rating of Caesars’ senior secured debt, which reflected the rating agency’s assessment of Caesars’ anticipated capital structure upon completion of its pending acquisition, and (ii) an increase in the allowance on the Caesars Regional Master Lease and the Joliet Lease.

The change in allowance of the Caesars Regional Master Lease and the Joliet Lease for the quarter is primarily driven by revised estimates of future credit losses during the tenant renewal periods, commencing on August 1, 2035, which are included in the lease term under GAAP and required to be included in the CECL estimate (refer to Note 2 – Summary of Significant

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Accounting Policies – Lease Term for further details). The change accounts for the current operating performance of the properties, and assumptions regarding the future operating performance and estimated market rent at the time of renewal.

The remaining increase was primarily driven by (i) the equity market performance of certain of our tenants, which impacts the reasonable and supportable period, or R&S Period, probability of default, or PD, (ii) updated assumptions relating to certain of our loans, including estimated recoveries, as applicable, and (iii) standard annual updates to the CECL model and certain related inputs and negative changes in the macroeconomic forecast during the current quarter.

During the nine months ended September 30, 2026, we recognized a $610.3 million increase in our allowance for credit losses primarily driven by (i) the factors listed above, (ii) the initial CECL allowance of $72.6 million upon completing the acquisitions of the Gamehost Portfolio and Golden Portfolio, (iii) the initial CECL allowance of $39.9 million on our net debt investment activity, and (iv) an increase in the estimate for the Long-Term Period PD for one of our tenants during the second quarter as a result of the tenant issuing new senior secured debt with a lower credit rating than our prior estimate. The increase was partially offset by the equity market performance of our tenants and positive changes in the macroeconomic forecast during the first half of the year, both of which impact the R&S Period PD.
During the three months ended September 30, 2025, we recognized a $20.2 million decrease in our allowance for credit losses primarily driven by a decrease in the volatility of the equity market performance of our tenants partially offset by negative changes in the macroeconomic forecast during the quarter, both of which impact the R&S Period PD.
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
During the nine months ended September 30, 2026, we modified one loan by reducing the current interest rate and extending the initial maturity date in connection with the underlying asset experiencing operational challenges. In return, the borrower agreed to increase the required principal amortization and provided additional real estate collateral. As of September 30, 2026, the modified loan had an unpaid principal balance of $89.5 million, or 2.8% of our total loan portfolio and was performing in accordance with its modified terms. As of September 30, 2026, we have one fully funded senior secured loan collateralized by a luxury golf-resort development with an unpaid principal balance of $80.7 million on non-accrual status.
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
The following tables detail the amortized cost basis and year of origination of our Investments in leases - sales-type and financing receivables, Investments in loans and securities and Other assets by the credit quality indicator we assigned to each lease or loan guarantor as of September 30, 2026 and December 31, 2025:

	Amortized Cost Basis by Year of Origination as of September 30, 2026 (1)
(In thousands)	2026	2025	2024	2023	2022	Prior	Total
Ba3	$—	$—	$—	$—	$12,554,492	$6,740,424	$19,294,916
B1	—	—	—	—	2,428,335	14,964,105	17,392,440
B2	1,156,984	—	—	—	4,933,225	—	6,090,209
B3	851,034	—	—	653,910	301,936	895,813	2,702,693
Caa1	—	—	—	393,573	—	345,985	739,558
N/A (2)	848,902	382,924	349,385	1,126,128	850,115	—	3,557,454
Total	$2,856,920	$382,924	$349,385	$2,173,611	$21,068,103	$22,946,327	$49,777,270

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
Note 6 — Other Assets and Other Liabilities
Other Assets
The following table details the components of our other assets as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Sales-type sub-leases, net (1)	$830,895	$838,936
Property and equipment used in operations, net	68,705	68,045
Right of use assets and sub-lease right of use assets	48,483	53,945
Interest receivable	20,612	14,506
Deferred acquisition costs	14,748	14,562
Other receivables	13,386	13,272
Debt financing costs	12,993	17,138
Deferred income taxes	9,568	9,535
Tenant reimbursement receivables	5,810	2,357
Prepaid expenses	2,930	4,766
Other	1,996	1,988
Total other assets	$1,030,126	$1,039,050
____________________
(1) As of September 30, 2026 and December 31, 2025, sales-type sub-leases are net of $29.7 million and $23.9 million of Allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.
Other Liabilities
The following table details the components of our other liabilities as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Finance sub-lease liabilities	$860,599	$862,845
Deferred financing liabilities	73,600	73,600
Lease liabilities and sub-lease liabilities	48,215	53,654
CECL allowance for unfunded commitments	27,666	6,398
Deferred income taxes	7,249	6,619
Other	250	250
Total other liabilities	$1,017,579	$1,003,366

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7 — Debt
The following tables detail our debt obligations as of September 30, 2026 and December 31, 2025:

($ In thousands)	September 30, 2026
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	245,945	245,945
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	21,887	21,887
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,847,858
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	750,732
3.750% Notes	February 15, 2027	3.750%	750,000	749,371
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	346,677
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,246,526
4.750% Notes	April 1, 2028	4.750%	400,000	398,005
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	722,408
4.625% Notes	December 1, 2029	4.625%	1,000,000	994,932
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	994,118
4.125% Notes	August 15, 2030	4.125%	1,000,000	994,220
2031 Maturities
5.400% Notes	October 15, 2031	5.406% (3)	900,000	891,799
5.125% Notes	November 15, 2031	4.969% (3)	750,000	742,871
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,488,452
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	542,683
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	886,584
2036 Maturities
5.750% Notes	October 15, 2036	5.440% (3)	850,000	828,387
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	737,213
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	486,266
Total Debt		4.567% (4)	$17,217,832	$16,916,934

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

($ In thousands)	December 31, 2025
Description of Debt	Maturity	Interest Rate	Principal Amount	Carrying Value (1)
Revolving Credit Facility
USD Borrowings (2)	February 3, 2029	SOFR + 0.85%	$—	$—
CAD Borrowings (2)	February 3, 2029	CORRA + 0.85%	120,219	120,219
GBP Borrowings (2)	February 3, 2029	SONIA + 0.85%	22,234	22,234
MGM Grand/Mandalay Bay CMBS Debt	March 5, 2032	3.558%	3,000,000	2,827,515
2026 Maturities
4.500% Notes	September 1, 2026	4.500%	500,000	496,596
4.250% Notes	December 1, 2026	4.250%	1,250,000	1,247,385
2027 Maturities
5.750% Notes	February 1, 2027	5.750%	750,000	752,382
3.750% Notes	February 15, 2027	3.750%	750,000	748,114
2028 Maturities
4.500% Notes	January 15, 2028	4.500%	350,000	344,756
4.750% Notes	February 15, 2028	4.516% (3)	1,250,000	1,244,632
4.750% Notes	April 1, 2028	4.750%	400,000	397,012
2029 Maturities
3.875% Notes	February 15, 2029	3.875%	750,000	713,898
4.625% Notes	December 1, 2029	4.625%	1,000,000	993,732
2030 Maturities
4.950% Notes	February 15, 2030	4.541% (3)	1,000,000	992,815
4.125% Notes	August 15, 2030	4.125%	1,000,000	993,101
2031 Maturities
5.125% Notes	November 15, 2031	4.969% (3)	750,000	741,828
2032 Maturities
5.125% Notes	May 15, 2032	3.980% (3)	1,500,000	1,486,918
2034 Maturities
5.750% Notes	April 1, 2034	5.689% (3)	550,000	541,956
2035 Maturities
5.625% Notes	April 1, 2035	5.601% (3)	900,000	885,409
2052 Maturities
5.625% Notes	May 15, 2052	5.625%	750,000	736,842
2054 Maturities
6.125% Notes	April 1, 2054	6.125%	500,000	485,897
Total Debt		4.464% (4)	$17,092,453	$16,773,241
____________________
(1)Carrying value is net of unamortized original issue discount and unamortized debt issuance costs incurred in conjunction with debt.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate based on a credit rating-based pricing grid with a range of 0.70% to 1.40% margin plus SOFR (or Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), as applicable), depending on our credit ratings and total leverage ratio. Additionally, the facility fees under the Revolving Credit Facility are calculated on a credit rating-based pricing grid with a range of 0.10% to 0.30%, depending on our credit ratings and total leverage ratio. For the three and nine months ended September 30, 2026, the commitment fee for the Revolving Credit Facility averaged 0.20%.
(3)Interest rates represent the contractual interest rates adjusted to account for the impact of the forward-starting interest rate swaps and treasury locks (as further described in Note 8 – Derivatives).
(4)The interest rate represents the weighted average interest rates of the Senior Unsecured Notes adjusted to account for the impact of the forward-starting interest rate swaps (as further described in Note 8 – Derivatives), as applicable. The contractual weighted average interest rate as of September 30, 2026, which excludes the impact of the forward-starting interest rate swaps and treasury locks, was 4.73%.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table is a schedule of future minimum principal payments of our debt obligations as of September 30, 2026:

(In thousands)	Future Minimum Principal Payments
2026 (remaining)	$—
2027	1,500,000
2028	2,000,000
2029	2,017,832
2030	2,000,000
2031	1,650,000
Thereafter	8,050,000
Total minimum principal payments	$17,217,832
Senior Unsecured Notes
As set forth in the above table, as of September 30, 2026, our outstanding senior unsecured notes consist of (i) $1.00 billion aggregate principal amount of Senior Notes issued on November 26, 2019 (the “November 2019 Notes”), (ii) $1.75 billion aggregate principal amount of Senior Notes issued on February 5, 2020 (the “February 2020 Notes”), (iii) $4.50 billion aggregate principal amount of Senior Notes issued on April 29, 2022 (the “April 2022 Notes”), (iv) approximately $1.81 billion aggregate principal amount of Senior Notes issued on April 29, 2022, in each case issued by VICI LP and VICI Note Co. Inc. (the “Exchange Notes”), (v) approximately $44.1 million aggregate principal amount of Senior Notes, which were originally issued by MGM Growth Properties Operating Partnership LP and a co-issuer (the “MGP OP Notes”) and remain outstanding following the issuance of the Exchange Notes pursuant to the exchange offer and consent solicitation for the then-outstanding MGP OP Notes, which settled in connection with the completion of our acquisition of MGP on April 29, 2022, (vi) $1.05 billion aggregate principal amount of Senior Notes issued on March 18, 2024 (the “March 2024 Notes”), (vii) $750.0 million aggregate principal amount of Senior Notes issued on December 19, 2024 (the “December 2024 Notes”), (viii) $1.30 billion aggregate principal amount of Senior Notes issued on April 7, 2025 (the “April 2025 Notes”), and (ix) $1.75 billion aggregate principal amount of Senior Notes issued on August 14, 2026 (the “August 2026 Notes”). The outstanding November 2019 Notes, February 2020 Notes, April 2022 Notes, Exchange Notes, MGP OP Notes, March 2024 Notes, December 2024 Notes, April 2025 Notes and August 2026 Notes are collectively referred to as the “Senior Unsecured Notes”.
On August 14, 2026, VICI LP issued the August 2026 Notes comprised of (i) $900.0 million aggregate principal amount of 5.400% Senior Notes due 2031, which mature on October 15, 2031, and (ii) $850.0 million aggregate principal amount of 5.750% Senior Notes due 2036, which mature on October 15, 2036, in each case pursuant to an indenture dated as of April 29, 2022, as supplemented by a supplemental indenture dated as of August 14, 2026, between VICI LP and UMB Bank, National Association, as the trustee. We used the net proceeds of the August 2026 Notes to redeem our then-outstanding (i) $480.5 million aggregate principal amount of 4.500% Exchange Notes due 2026, (ii) $1.25 billion aggregate principal amount of 4.250% November 2019 Notes due 2026, and (iii) $19.5 million aggregate principal amount of 4.500% MGP OP Notes due 2026.
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
Guarantee and Financial Covenants
None of the Senior Unsecured Notes are guaranteed by any subsidiaries of VICI LP. The Exchange Notes, the MGP OP Notes, the April 2022 Notes, the March 2024 Notes, the December 2024 Notes, the April 2025 Notes and the August 2026 Notes benefit from a pledge of the limited partnership interests of VICI LP directly owned by VICI OP (the “Limited Equity Pledge”). The Limited Equity Pledge has also been granted in favor of (i) the administrative agent and the lenders under the Credit Agreement (as defined below), and (ii) the trustee under the indentures governing, and the holders of, the November 2019 Notes and the February 2020 Notes.

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
The indentures governing each of the April 2022 Notes, March 2024 Notes, December 2024 Notes, April 2025 Notes and August 2026 Notes contain certain covenants that limit the ability of VICI LP and its subsidiaries to incur secured and unsecured indebtedness and limit VICI LP’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets. In addition, VICI LP is required to maintain total unencumbered assets of at least 150% of total unsecured indebtedness. These covenants are subject to a number of important exceptions and qualifications.
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
As of September 30, 2026, we had C$350.0 million and £16.5 million (US$245.9 million and US$21.9 million, respectively, based on applicable exchange rates) outstanding on the Revolving Credit Facility in connection with the funding of a portion of our Canadian investments and our United Kingdom investments, respectively.
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
Financial Covenants
As described above, our debt obligations are subject to certain customary financial and protective covenants that restrict VICI LP, VICI PropCo and its subsidiaries’ ability to incur additional debt, sell certain assets and restrict certain payments, among other things. These covenants are subject to a number of exceptions and qualifications, including the ability to make restricted payments to maintain our REIT status. At September 30, 2026, we were in compliance with all financial covenants under our debt obligations.
Note 8 — Derivatives
Interest-Rate Derivatives
Outstanding Derivatives
There were no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2026 and December 31, 2025.
Settled Derivatives
We have entered into, and subsequently settled, the following forward-starting interest rate swap agreements and U.S. Treasury Rate Lock agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of the respective senior unsecured notes. In each case, the derivatives were designated as cash flow hedges and, accordingly, the unrealized gain in Accumulated other comprehensive income is amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a reduction in interest expense.

($ In thousands)
Notes Offering	Settlement Period	Instrument	Number of Instruments	Notional Amount	Total Net Proceeds/(Payments)
August 2026 Notes	August 2026	Forward-starting interest rate swap	12	$600,000	$20,901
August 2026 Notes	August 2026	U.S. Treasury Rate Lock	4	500,000	(942)
April 2025 Notes	March 2025	Forward-starting interest rate swap	12	600,000	192
April 2025 Notes	March 2025	U.S. Treasury Rate Lock	3	150,000	1,575
December 2024 Notes	December 2024	Forward-starting interest rate swap	7	350,000	7,173
December 2024 Notes	December 2024	U.S. Treasury Rate Lock	5	300,000	(398)
March 2024 Notes	March 2024	Forward-starting interest rate swap	7	500,000	2,543
April 2022 Notes	April 2022	Forward-starting interest rate swap	5	2,500,000	202,289
April 2022 Notes	April 2022	U.S. Treasury Rate Lock	2	500,000	4,549

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents the effect of our forward-starting derivative financial instruments on our Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Unrealized gain (loss) recorded in other comprehensive income	$7,081	$—	$19,959	$(5,949)
Reduction in interest expense related to the amortization of the forward-starting interest rate swaps and treasury locks	(6,640)	(6,389)	(19,418)	(19,120)
Net Investment Hedges
In connection with our foreign transactions in Canada and the United Kingdom, we currently have C$350.0 million and £16.5 million, respectively, outstanding on the Revolving Credit Facility, which funds were used to reduce the impact of exchange rate variations associated with our investments, and, accordingly, have been designated as a hedge of the net investment in such entities. As non-derivative net investment hedges, the impact of changes in foreign currency exchange rates on the principal balances are recognized as a cumulative translation adjustment within accumulated other comprehensive income. For the three and nine months ended September 30, 2026, we recognized $0.6 million and $4.9 million, respectively, in unrealized gains related to such net investment hedges, and for the three and nine months ended September 30, 2025, we recognized $3.3 million in unrealized gains and $5.7 million in unrealized losses, respectively, related to such net investment hedges, which were recorded as a component of Foreign currency translation adjustments in the Statement of Operations.
Note 9 — Fair Value
The following table summarizes our assets measured at fair value on a recurring basis as of December 31, 2025. As of September 30, 2026, there were no assets or liabilities measured at fair value on a recurring basis.

	December 31, 2025
(In thousands)		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments (1)	$44,484	$—	$44,484	$—
___________________
(1)The carrying value of these investments is equal to their fair value due to the short-term nature of the investments, as well as their credit quality.
The estimated fair values of our financial instruments as of September 30, 2026 and December 31, 2025 for which fair value is only disclosed are as follows:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in leases - financing receivables (1)	$19,235,774	$17,346,926	$18,697,133	$18,030,775
Investments in loans and securities (2)	2,984,010	2,975,688	2,525,457	2,445,252
Cash and cash equivalents	270,321	270,321	563,479	563,479
Financial liabilities:
Debt (3)
Revolving Credit Facility	$267,832	$267,832	$142,453	$142,453
MGM Grand/Mandalay Bay CMBS Debt	2,847,858	2,758,637	2,827,515	2,834,520
Senior Unsecured Notes	13,801,244	13,279,145	13,803,273	13,967,990
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
Note 10 — Commitments and Contingent Liabilities
Litigation
In the ordinary course of business, from time to time, we may be subject to legal claims and administrative proceedings. As of September 30, 2026, we are not subject to any litigation that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, liquidity or cash flows.
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
For the ground and use leases determined to be operating leases, we recorded sub-lease right-of-use assets in Other assets and sub-lease liabilities in Other liabilities. For ground and use leases determined to be finance leases, we recorded a sales-type sub-lease in Other assets and finance sub-lease liability in Other liabilities.
The following table details the balance and location in our Balance Sheet of the ground and use sub-leases as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Other assets (operating lease and sub-leases right-of-use assets)	$48,483	$53,945
Other liabilities (operating lease and sub-lease liabilities)	48,215	53,654
Other assets (sales-type sub-leases, net) (1)	830,895	838,936
Other liabilities (finance sub-lease liabilities)	860,599	862,845
___________________
(1) As of September 30, 2026 and December 31, 2025, sales-type sub-leases are net of $29.7 million and $23.9 million of allowance for credit losses, respectively. Refer to Note 5 – Allowance for Credit Losses for further details.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total rental expense for operating lease commitments and total rental income and rental expense for operating and finance sub-lease commitments and contractual rent expense under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating leases
Rental expense (1)	$635	$632	$1,897	$1,890
Contractual rent	703	260	2,101	846
Operating sub-leases
Rental income and expense (2)	1,812	1,801	5,436	5,363
Contractual rent	1,760	1,704	5,237	5,033
Finance sub-leases
Rental income and expense (2)	15,932	15,968	47,832	47,908
Contractual rent	17,746	17,751	49,409	49,400
___________________
(1) Total rental expense is included in Golf expenses and General and administrative expenses in our Statement of Operations.
(2) Total rental income and rental expense for operating and finance sub-lease commitments are presented gross and included in Other income and Other expenses in our Statement of Operations.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases and ground and use sub-leases at September 30, 2026 are as follows:

($ In thousands)	Operating Lease Commitments	Operating Sub-Lease Commitments	Financing Sub-Lease Commitments
2026 (remaining)	$694	$1,777	$15,822
2027	1,921	7,208	65,206
2028	2,813	6,470	65,267
2029	1,921	5,743	65,820
2030	2,916	2,436	65,993
2031	2,997	1,876	65,993
Thereafter	14,912	6,804	2,560,672
Total minimum lease commitments	$28,174	$32,314	$2,904,773
Discounting factor	7,800	4,473	2,044,174
Lease liability	$20,374	$27,841	$860,599

Discount rates (1)	5.3% – 7.0%	2.6% – 5.8%	5.6% – 8.3%

Weighted average remaining lease term	10.4 years	6.2 years	50.1 years
____________________
(1) The discount rates for the leases were determined based on the yield of our then current secured borrowings, adjusted to match borrowings of similar terms.
Note 11 — Stockholders’ Equity
Stock
Authorized
As of September 30, 2026, we have the authority to issue 1,400,000,000 shares of stock, consisting of 1,350,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Public Offerings
From time to time, we offer shares of our common stock through public offerings registered with the SEC. In connection with such offerings, we may issue and sell the offered shares of common stock upon settlement of the offering or, alternatively, enter into forward sale agreements with respect to all or a portion of the shares of common stock sold in such public offerings, pursuant to which the offered shares are borrowed by the forward sale purchasers and the issuance of such shares takes place upon settlement of the applicable forward sale agreement in accordance with its terms. There were no marketed public offerings of our common stock during the three months ended September 30, 2026 and 2025.
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
The following table summarizes our transactions under the ATM Program during the nine months ended September 30, 2025, all of which were conducted subject to forward sale agreements, which we refer to as ATM forward sale agreements. There were no such transactions during the nine months ended September 30, 2026.

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
Forward Settlement Activity
The following table summarizes our settlement activity of the outstanding forward shares under the ATM Program during the nine months ended September 30, 2026 and 2025.

($ In thousands)	Settlement Date	Settlement Type	Number of Shares Settled	Total Net Proceeds Upon Settlement
2026
ATM Forward Shares	April 29, 2026	Physical	7,750,000	$242,144
2025
ATM Forward Shares	July 1, 2025	Physical	9,662,116	$295,966
ATM Forward Shares	August 11, 2025	Physical	2,439,256	$79,761
Share Repurchase Program
Subsequent to quarter-end, on October 27, 2026, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) for up to $2.0 billion in shares of our common stock, which will expire on September 30, 2029. Repurchases under the Share Repurchase Program may be made from time to time at our discretion through open market purchases, privately negotiated transactions, Rule 10b5-1 plans or other methods, in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time.

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Common Stock Outstanding
The following table details the issuance of outstanding shares of common stock, including restricted common stock:

	Nine Months Ended September 30,
Common Stock Outstanding	2026	2025
Beginning Balance January 1,	1,068,811,371	1,056,366,685
Issuance of common stock in connection with the Golden Entertainment Transaction	24,296,255	—
Issuance of common stock upon physical settlement of forward sale agreements	7,750,000	12,101,372
Issuance of restricted and unrestricted common stock under the stock incentive program, net of forfeitures	225,498	340,637
Ending Balance September 30,	1,101,083,124	1,068,808,694
Distributions
Dividends declared (on a per share basis) during the nine months ended September 30, 2026 and 2025 were as follows:

Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500
June 4, 2026	June 18, 2026	July 9, 2026	April 1, 2026 – June 30, 2026	$0.4500
September 3, 2026	September 17, 2026	October 8, 2026	July 1, 2026 – September 30, 2026	$0.4600

Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
September 4, 2025	September 18, 2025	October 9, 2025	July 1, 2025 – September 30, 2025	$0.4500
Note 12 — Earnings Per Share and Earnings Per Unit
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the shares to be issued by us upon settlement of any outstanding forward sale agreements for the period such dilutive security is outstanding. The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 – Stockholders’ Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average shares of common stock outstanding used in the calculation of basic earnings per share to the weighted-average shares of common stock outstanding used in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Determination of shares:
Weighted-average shares of common stock outstanding	1,100,560	1,067,254	1,086,503	1,059,871
Assumed conversion of restricted stock	65	779	78	613
Assumed settlement of forward sale agreements	—	337	—	248
Diluted weighted-average shares of common stock outstanding	1,100,625	1,068,369	1,086,581	1,060,732

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Basic:
Net income attributable to common stockholders	$342,534	$762,040	$1,741,445	$2,170,726
Weighted-average shares of common stock outstanding	1,100,560	1,067,254	1,086,503	1,059,871
Basic EPS	$0.31	$0.71	$1.60	$2.05

Diluted:
Net income attributable to common stockholders	$342,534	$762,040	$1,741,445	$2,170,726
Diluted weighted-average shares of common stock outstanding	1,100,625	1,068,369	1,086,581	1,060,732
Diluted EPS	$0.31	$0.71	$1.60	$2.05
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

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables reconcile the weighted-average units outstanding used in the calculation of basic EPU to the diluted weighted-average units outstanding used in the calculation of diluted EPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Determination of units:
Weighted-average units outstanding	1,112,792	1,079,485	1,098,735	1,072,102
Assumed conversion of VICI restricted stock	65	779	78	613
Assumed settlement of VICI forward sale agreements	—	337	—	248
Diluted weighted-average units outstanding	1,112,857	1,080,601	1,098,812	1,072,963

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Basic:
Net income attributable to partners	$346,716	$770,281	$1,755,658	$2,190,024
Weighted-average units outstanding	1,112,792	1,079,485	1,098,735	1,072,102
Basic EPU	$0.31	$0.71	$1.60	$2.04

Diluted:
Net income attributable to partners	$346,716	$770,281	$1,755,658	$2,190,024
Diluted weighted-average units outstanding	1,112,857	1,080,601	1,098,812	1,072,963
Diluted EPU	$0.31	$0.71	$1.60	$2.04
Note 13 — Stock-Based Compensation
The 2017 Stock Incentive Plan (the “Plan”) is designed to provide long-term equity-based compensation to our directors and employees. The Plan is administered by the Compensation Committee of the Board of Directors. Awards under the Plan may be granted with respect to an aggregate of 12,750,000 shares of common stock and may be issued in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units or (g) unrestricted stock. In addition, the Plan limits the total number of shares of common stock with respect to which awards may be granted to any employee or director during any one calendar year. At September 30, 2026, approximately 8.7 million shares of common stock remained available for issuance by us as equity awards under the Plan.
The following table details the stock-based compensation expense recorded as General and administrative expense in the Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock-based compensation expense	$4,895	$4,415	$13,629	$11,758

VICI PROPERTIES INC. AND VICI PROPERTIES L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following tables detail the activity of our time-based restricted stock and performance-based restricted stock units:

	Nine Months Ended September 30, 2026
	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	468	$30.37	877	$32.51
Granted	311	29.22	354	32.54
Vested	(247)	31.05	—	—
Forfeited	(9)	29.72	(230)	36.96
Canceled	—	—	—	—
Outstanding at end of period	523	$29.54	1,001	$31.38

	Nine Months Ended September 30, 2025
	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
(In thousands, except per share/unit data)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	527	$24.37	908	$25.60
Granted	276	30.40	341	34.82
Vested	(209)	30.17	(189)	29.01
Forfeited	(126)	30.44	(184)	29.51
Canceled	—	—	—	—
Outstanding at end of period	468	$30.55	876	$32.51
As of September 30, 2026, there was $25.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.
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
On a monthly basis, the CODM reviews the consolidated income statement, including the primary drivers of changes against the prior period, which allows him to actively monitor and review our revenues and expenses. Given the relatively predictable nature of our cash flows due to the net lease structure of our real estate portfolio, the CODM’s primary focus when reviewing the consolidated income statement is monitoring changes in the line items in the Statement of Operations as compared to the prior period and evaluating total general and administrative expenses against the Company’s approved budget. Significant segment expenses and other segment items are identical to what is reported on the face of the Statement of Operations. The CODM does not review assets at a different asset level or category than the amounts disclosed in the Balance Sheet.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of VICI Properties Inc. and VICI Properties L.P. for the three and nine months ended September 30, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance and achievements could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, including, among others: the impact of changes in general economic conditions and market developments; the financial condition and performance of our tenants, borrowers, and their affiliates, and our dependence on them for substantially all of our revenues (including our tenants’ renewal of the respective lease agreements following the initial or subsequent terms); the performance of the gaming and other experiential industries in which our tenants and borrowers operate, and our dependence on the gaming industry and Las Vegas in particular; our ability to successfully pursue and consummate acquisitions and investments, and realize the anticipated benefits thereof; the impact of extensive regulation from gaming and other regulatory authorities; our substantial indebtedness and ability to service, refinance and fulfill our obligations thereunder, and our ability to make distributions to stockholders; our ability to maintain our qualification for taxation as a REIT; and additional operational, legal and external risks. The foregoing list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements and is not intended to be exhaustive. For a more complete discussion of the risks and uncertainties that may affect our business, see “Risk Factors” in our most recent Annual Report on Form 10-K and subsequent filings with the SEC.
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
OVERVIEW
We are primarily engaged in the business of owning and acquiring gaming, hospitality, wellness, entertainment and leisure destinations, subject to long-term triple-net leases. We own 103 experiential assets across a geographically diverse portfolio consisting of 63 gaming properties and 40 other experiential properties across the United States and Canada, including Caesars Palace Las Vegas, MGM Grand and the Venetian Resort, three of the most iconic entertainment facilities on the Las Vegas Strip. Our gaming and entertainment facilities are leased to leading brands that seek to drive consumer loyalty and value with guests through superior services, experiences, products and continuous innovation. Across approximately 130 million square feet, our well-maintained properties are currently located across urban, destination and drive-to markets in twenty-six states, one U.S. territory and Canada, contain approximately 66,000 hotel rooms and feature over 700 restaurants, bars, nightclubs and sportsbooks. As of September 30, 2026, our properties are 100% leased with a weighted average lease term based on contractual rent, including extension options, of approximately 39.4 years.
We also have a growing array of real estate and financing partnerships with leading developers and operators in other experiential sectors, including Cabot, Cain, Canyon Ranch, Chelsea Piers, Club Med, Great Wolf Resorts, Homefield, Kalahari Resorts, and Lucky Strike Entertainment. This portfolio includes certain real estate debt investments that were originated for strategic purposes, including (i) the potential to convert our investment into the ownership of the underlying real estate, (ii) the opportunity to develop relationships with owners and operators that may lead to other investments in experiential asset classes that fit within our investment criteria and objectives, and (iii) the ability to make investments in experiential asset classes outside of gaming with a goal of increasing our investment activity in these asset classes over time. In addition, we own approximately 33 acres of undeveloped or underdeveloped land on and adjacent to the Las Vegas Strip that is leased to Caesars, which we may look to monetize as appropriate. VICI also owns four championship golf courses located near certain of our properties, two of which are in close proximity to the Las Vegas Strip.
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
The financial information included in this Quarterly Report on Form 10-Q is our consolidated results (including the real property business and the golf course business) for the three and nine months ended September 30, 2026.
Impact of Material Trends on Our Business
The macroeconomic environment continues to create additional risk and uncertainty for businesses, including us and our tenants, including the impact of, and expectations relating to, changing interest rates, inflationary and recessionary threats, geopolitical and regulatory uncertainty, and increased cost of capital. Our tenants also face additional challenges, including potential changes in consumer confidence levels, behavior and spending, increasing competition from a variety of sources, and increased operational expenses, such as with respect to the impact of tariffs or trade barriers, labor, insurance or energy costs. As a triple-net lessor, our tenants’ operational performance, as impacted by factors such as increased competition or operational expenses at our leased properties, generally does not directly impact their rent obligations or other obligations under our lease agreements (other than compliance with financial covenants and other terms when applicable). Our borrowers are similarly responsible for operating their businesses, subject to compliance with the terms of our loan agreements. However, our tenants’ and borrowers’ business strategies and their ability to execute their business plans effectively, including in response to evolving macroeconomic, competitive, regulatory and consumer dynamics, may impact our financial results and performance, especially over the long term.
As part of our portfolio and asset management function, we monitor our tenants’ and borrowers’ financial performance on an ongoing basis. Financial underperformance or operating challenges experienced by any of our tenants or borrowers, whether driven by consumer shifts, competitive dynamics, strategic decisions, or broader industry or macroeconomic conditions, may adversely affect their ability to fulfill their contractual obligations under our lease and loan agreements. The full extent to which the trends described herein adversely affect our tenants and borrowers, the industries in which they operate, and/or ultimately impact our business, financial results and performance depends on future developments that cannot be predicted with confidence, including our tenants’ and borrowers’ business strategy and financial performance, the direct and indirect effects of the trends discussed in this section and the impact of any future measures taken in response to such trends.

For more information, refer to the sections entitled “Key Trends That May Affect Our Business” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and as updated from time to time in our other filings with the SEC.
SIGNIFICANT ACTIVITIES DURING 2026
Acquisition and Leasing Activity
•Century Casinos Canada Severance Lease. On September 28, 2026, in connection with Century Casinos’ agreement to sell the operations of the Century Canada Racinos to a subsidiary of Highfield, we announced an agreement to enter into (i) the Highfield Master Lease, a new separate triple-net lease agreement with a subsidiary of Highfield with respect to the real property of the Century Canada Racinos, and (ii) an amendment to the existing Century Master Lease in order to account for Century Casinos’ divestiture of the operations of the Century Canada Racinos and to reduce the annual base rent under the Century Master Lease by the initial base rent under the Highfield Master Lease. The Highfield Master Lease will have an initial annual base rent of C$10.7 million (approximately US$7.5 million as of the day prior to announcement) and, if closing occurs after January 1, 2027, such base rent shall escalate as provided for in the Century Master Lease on such date. Upon closing, the Highfield Master Lease will begin a new 20-year initial lease term with four 5-year renewal options, with other economic terms substantially similar to the terms for the Canadian assets under the Century Master Lease, including escalation equal to the greater of 1.25% and the change in Canadian CPI (capped at 2.5%) and a minimum capital expenditure requirement equal to 1.0% of annual net revenue at each property. The Highfield Master Lease will be guaranteed by Highfield Investment Group, Inc. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed in the fourth quarter of 2026 or the first quarter of 2027.
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
•Club Med St. Croix Transaction. On June 15, 2026, we announced the acquisition and planned redevelopment of the Carambola Beach Resort, or St. Croix Resort, located in the U.S. Virgin Islands, in association with Club Med, the pioneer of the all-inclusive resort concept with nearly 60 resorts spanning across 40 countries on five continents. Following our acquisition of the St. Croix Resort for $20.3 million, we entered into the Club Med Lease and have agreed to fund Club Med’s $55.2 million redevelopment of the St. Croix Resort through a build-to-suit structure. Construction has commenced with a targeted reopening in the fourth quarter of 2027.
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
The following table summarizes our real estate debt investment activity (each as defined in the column titled “Real Estate Debt Investment”) for the nine months ended September 30, 2026:

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

Financing and Capital Markets Activity
•Senior Unsecured Notes Offering. On August 14, 2026, VICI LP issued the August 2026 Notes, comprised of (i) $900.0 million aggregate principal amount of 5.400% Senior Notes due 2031, which mature on October 15, 2031, and (ii) $850.0 million aggregate principal amount of 5.750% Senior Notes due 2036, which mature on October 15, 2036, in each case under a supplemental indenture dated as of August 14, 2026, between VICI LP and UMB Bank, National Association, as the trustee. We used the net proceeds of the August 2026 Notes offering to redeem our then-outstanding (i) $480.5 million aggregate principal amount of 4.500% Exchange Notes due 2026, (ii) $1.25 billion aggregate principal amount of 4.250% November 2019 Notes due 2026, and (iii) $19.5 million aggregate principal amount of 4.500% MGP OP Notes due 2026.
•Forward-Starting Interest Rate Swaps. During the nine months ended September 30, 2026, we entered into twelve forward-starting interest rate swap agreements for an aggregate notional amount of $600.0 million and four U.S. Treasury Rate Lock agreements for an aggregate notional amount of $500.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance of senior unsecured notes in connection with the refinancing of our senior unsecured notes maturing in September and December 2026. On August 7, 2026, we settled all the outstanding forward-starting interest rate swap agreements and U.S. Treasury Rate Lock agreements, resulting in net proceeds of $20.0 million. Since the forward-starting swaps are hedging the interest rate risk on the August 2026 Notes, the unrealized gain in Accumulated other comprehensive income will be amortized over the term of the respective derivative instruments, which matches that of the underlying note, as a decrease in interest expense.
•At-The-Market Offering Program. During the nine months ended September 30, 2026, we did not sell any shares under the ATM Program. During the nine months ended September 30, 2026, we physically settled 7,750,000 forward shares under the ATM Program in exchange for total net settlement proceeds of approximately $242.1 million.
•Share Repurchase Program. Subsequent to quarter-end, on October 27, 2026, our Board of Directors authorized the Share Repurchase Program for up to $2.0 billion in shares of our common stock, which will expire on September 30, 2029. Repurchases under the Share Repurchase Program may be made from time to time at our discretion through open market purchases, privately negotiated transactions, Rule 10b5-1 plans or other methods, in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time.

RESULTS OF OPERATIONS
The results of operations discussion of VICI and VICI LP are presented combined as there are no material differences between the two reporting entities. Further, Golf revenues and Golf expenses, which are wholly attributable to VICI and not VICI LP, are shown as separate line items in the Statement of Operations of VICI.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Revenues
Income from sales-type leases	$556,749	$531,765	$24,984	$1,642,668	$1,590,717	$51,951
Income from lease financing receivables, loans and securities	482,642	447,986	34,656	1,412,990	1,314,726	98,264
Other income	18,969	19,547	(578)	56,783	58,596	(1,813)
Golf revenues	7,124	8,190	(1,066)	30,069	28,987	1,082
Total revenues	1,065,484	1,007,488	57,996	3,142,510	2,993,026	149,484

Expenses
General and administrative	17,479	16,344	1,135	48,884	45,765	3,119
Depreciation	876	937	(61)	2,841	2,674	167
Other expenses	18,969	19,547	(578)	56,783	58,596	(1,813)
Golf expenses	6,858	6,765	93	20,722	19,736	986
Change in allowance for credit losses	458,030	(20,153)	478,183	610,314	24,803	585,511
Transaction and acquisition expenses	194	9	185	2,176	7,488	(5,312)
Total expenses	502,406	23,449	478,957	741,720	159,062	582,658

Interest expense	(214,983)	(210,333)	(4,650)	(634,272)	(633,381)	(891)
Interest income	1,564	3,881	(2,317)	8,285	9,871	(1,586)
Other (losses) gains	(229)	(82)	(147)	(595)	792	(1,387)
Income before income taxes	349,430	777,505	(428,075)	1,774,208	2,211,246	(437,038)
Provision for income taxes	(2,579)	(3,885)	1,306	(6,092)	(6,993)	901
Net income	346,851	773,620	(426,769)	1,768,116	2,204,253	(436,137)
Less: Net income attributable to non-controlling interests	(4,317)	(11,580)	7,263	(26,671)	(33,527)	6,856
Net income attributable to common stockholders	$342,534	$762,040	$(419,506)	$1,741,445	$2,170,726	$(429,281)

Revenue
For the three and nine months ended September 30, 2026 and 2025, our revenue was comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Leasing revenue	$960,253	$918,775	$41,478	$2,843,457	$2,747,275	$96,182
Income from loans and securities	79,138	60,976	18,162	212,201	158,168	54,033
Other income	18,969	19,547	(578)	56,783	58,596	(1,813)
Golf revenues	7,124	8,190	(1,066)	30,069	28,987	1,082
Total revenues	$1,065,484	$1,007,488	$57,996	$3,142,510	$2,993,026	$149,484
Leasing Revenue
The following table details the components of our income from sales-type and financing receivables leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Income from sales-type leases	$556,749	$531,765	$24,984	$1,642,668	$1,590,717	$51,951
Income from lease financing receivables (1)	403,504	387,010	16,494	1,200,789	1,156,558	44,231
Total leasing revenue	960,253	918,775	41,478	2,843,457	2,747,275	96,182
Non-cash adjustment (2)	(131,964)	(131,247)	(717)	(401,209)	(393,370)	(7,839)
Total contractual leasing revenue	$828,289	$787,528	$40,761	$2,442,248	$2,353,905	$88,343
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
Leasing revenue is generated from rent from our lease agreements. Total leasing revenue increased $41.5 million and $96.2 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. Total contractual leasing revenue increased $40.8 million and $88.3 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The increases were primarily driven by the addition of the Golden Entertainment Master Lease to our portfolio in April 2026 and the addition of the Gamehost Portfolio to the PURE Master Lease in June 2026, as well as annual rent escalators from certain of our lease agreements.
Income From Loans and Securities
Income from loans and securities increased $18.2 million and $54.0 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The increases were primarily driven by the origination and subsequent funding, as applicable, of our debt investments and the related interest income from the increased principal balances outstanding under such debt investments.

Expenses
For the three and nine months ended September 30, 2026 and 2025, our operating expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
General and administrative	$17,479	$16,344	$1,135	$48,884	$45,765	$3,119
Depreciation	876	937	(61)	2,841	2,674	167
Other expenses	18,969	19,547	(578)	56,783	58,596	(1,813)
Golf expenses	6,858	6,765	93	20,722	19,736	986
Change in allowance for credit losses	458,030	(20,153)	478,183	610,314	24,803	585,511
Transaction and acquisition expenses	194	9	185	2,176	7,488	(5,312)
Total expenses	$502,406	$23,449	$478,957	$741,720	$159,062	$582,658
General and Administrative Expenses
General and administrative expenses increased $1.1 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The increases were primarily driven by an increase in compensation, including stock-based compensation.
Change in Allowance for Credit Losses
Change in allowance for credit losses increased $478.2 million and $585.5 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively, primarily as a result of (i) an increase in the estimate for the Long-Term Period PD for Caesars as a result of a credit rating agency’s downgrade of the credit rating of Caesars’ senior secured debt, (ii) an increase in the allowance of the Caesars Regional Master Lease and the Joliet Lease driven by revised estimates during the tenant renewal periods, (iii) the initial CECL allowance recorded on our acquisitions of the Golden Portfolio, Gamehost Portfolio, and our debt investment activity, and (iv) an increase in the estimate of the Long-Term Period PD for one of our tenants. Refer to Note 5 - Allowance for Credit Losses for further details.
Transaction and Acquisition Expenses
Transaction and acquisition expenses increased $0.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and decreased $5.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Changes in transaction and acquisition expenses are related to fluctuations in (i) costs incurred for investments during the period that are not capitalizable under GAAP, and (ii) costs incurred for investments that we are no longer pursuing.
Other Income and Expenses
For the three and nine months ended September 30, 2026 and 2025, our other income and expenses were comprised of the following items:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Variance	2026	2025	Variance
Interest expense	$(214,983)	$(210,333)	$(4,650)	$(634,272)	$(633,381)	$(891)
Interest income	1,564	3,881	(2,317)	8,285	9,871	(1,586)
Other (losses) gains	(229)	(82)	(147)	(595)	792	(1,387)
Interest Expense
Interest expense increased $4.7 million and $0.9 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively, primarily due to an increase in the weighted average interest rate of our debt, net of the impact of the forward-starting interest rate swaps and treasury locks for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, as a result of a higher effective interest rate on the April 2025 Notes and August 2026 Notes as compared to the debt that was refinanced by such notes.
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
AFFO is a non-GAAP financial measure that we use as a supplemental operating measure to evaluate VICI’s performance. We calculate VICI’s AFFO by adding or subtracting from FFO non-cash leasing and financing adjustments, non-cash change in allowance for credit losses, non-cash stock-based compensation expense, transaction costs incurred in connection with the acquisition of real estate investments, amortization of debt issuance costs and original issue discount, other non-cash interest expense, capitalized interest on real estate under development, non-real estate depreciation (which is comprised of the depreciation related to our golf course operations), capital expenditures (which are comprised of additions to property, plant and equipment related to our golf course operations), impairment charges related to non-depreciable real estate, gains (or losses) on debt extinguishment and interest rate swap settlements, other gains (or losses), deferred income tax provision (or benefit), other non-recurring non-cash transactions and non-cash adjustments attributable to non-controlling interests with respect to certain of the foregoing.
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

Reconciliation of VICI’s Net Income to FFO, FFO per Share, AFFO, AFFO per Share and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data and per share data)	2026	2025	2026	2025
Net income attributable to common stockholders	$342,534	$762,040	$1,741,445	$2,170,726
Real estate depreciation	—	—	—	—
FFO attributable to common stockholders	342,534	762,040	1,741,445	2,170,726
Non-cash leasing and financing adjustments	(131,953)	(131,171)	(401,130)	(393,240)
Non-cash change in allowance for credit losses	458,030	(20,153)	610,314	24,803
Non-cash stock-based compensation	4,895	4,415	13,629	11,758
Transaction and acquisition expenses	194	9	2,176	7,488
Amortization of debt issuance costs and original issue discount	18,070	17,395	52,759	54,909
Capitalized interest on real estate under development	(283)	—	(339)	—
Other depreciation	743	806	2,445	2,284
Capital expenditures	(2,660)	(189)	(3,420)	(939)
Other losses (gains) (1)	229	82	595	(792)
Deferred income tax provision	1,476	2,776	1,486	2,848
Non-cash adjustments attributable to non-controlling interests	(6,070)	1,559	(4,212)	3,884
AFFO attributable to common stockholders	685,205	637,569	2,015,748	1,883,729
Interest expense, net	195,632	189,057	573,567	568,601
Current income tax expense	1,103	1,109	4,606	4,145
Adjustments attributable to non-controlling interests	(2,162)	(2,153)	(6,415)	(6,518)
Adjusted EBITDA attributable to common stockholders	$879,778	$825,582	$2,587,506	$2,449,957

Net income per common share
Basic	$0.31	$0.71	$1.60	$2.05
Diluted	$0.31	$0.71	$1.60	$2.05
FFO per common share
Basic	$0.31	$0.71	$1.60	$2.05
Diluted	$0.31	$0.71	$1.60	$2.05
AFFO per common share
Basic	$0.62	$0.60	$1.86	$1.78
Diluted	$0.62	$0.60	$1.86	$1.78
Weighted average number of shares of common stock outstanding
Basic	1,100,560,183	1,067,253,644	1,086,503,368	1,059,870,808
Diluted	1,100,625,472	1,068,369,218	1,086,581,026	1,060,732,039
____________________
(1)Represents non-cash foreign currency remeasurement adjustment and gain on sale of certain land parcels.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2026, our available cash and cash-equivalents balance and capacity under our Revolving Credit Facility were as follows:

(In thousands)	September 30, 2026
Cash and cash equivalents	$270,321
Capacity under Revolving Credit Facility (1)	2,232,168
Total	$2,502,489
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
Our long-term obligations consist primarily of principal payments on our outstanding debt obligations and future funding commitments under our lease and loan agreements. As of September 30, 2026, we had $17.2 billion of debt obligations outstanding, of which $750.0 million matures on February 1, 2027 and $750.0 million matures on February 15, 2027. For a summary of principal debt balances and their maturity dates and principal terms, refer to Note 7 - Debt. For a summary of our future funding commitments under our loan portfolio, refer to Note 4 - Real Estate Portfolio.

Pursuant to our lease agreements, capital expenditures, insurance and taxes for our properties are the responsibility of the tenants. Minimum capital expenditure spending requirements of the tenants pursuant to our gaming lease agreements are described in Note 4 - Real Estate Portfolio.
Information concerning our material contractual obligations and commitments to make future payments under contracts such as our indebtedness, future funding commitments under our loans, and future contractual operating commitments (such as future lease payments under our corporate lease) are included in the following table as of September 30, 2026. Amounts in this table omit, among other things, non-contractual commitments and items such as dividends and recurring or non-recurring operating expenses and other expenditures, including acquisitions and other investments:

	Payments Due By Period
(In thousands)	Total	2026 (remaining)	2027	2028	2029	2030 and Thereafter
Long-term debt, principal
Senior Unsecured Notes	$13,950,000	$—	$1,500,000	$2,000,000	$1,750,000	$8,700,000
MGM Grand/Mandalay Bay CMBS Debt	3,000,000	—	—	—	—	3,000,000
Revolving Credit Facility	267,832	—	—	—	267,832	—
Scheduled interest payments (1)	5,406,031	132,278	802,235	703,418	630,442	3,137,658
Total debt contractual obligations	22,623,863	132,278	2,302,235	2,703,418	2,648,274	14,837,658

Future funding commitments, leases and contracts (2)
Future funding commitments – loan investments (3)	965,563	232,093	305,076	138,723	152,898	136,773
Future funding commitments – real estate under development (3)	53,326	11,179	42,002	145	—	—
Golf course operating lease and contractual commitments	36,210	551	2,241	2,286	2,331	28,801
Corporate office leases	14,050	436	871	1,742	828	10,173
Total future funding commitments, leases and contracts	1,069,149	244,259	350,190	142,896	156,057	175,747

Total contractual commitments	$23,693,012	$376,537	$2,652,425	$2,846,314	$2,804,331	$15,013,405
____________________
(1) Estimated interest payments on variable interest debt under our Revolving Credit Facility are based on the applicable CORRA and SONIA rates as of September 30, 2026.
(2) Excludes ground and use leases which are paid directly by our tenants to the primary lease holder.
(3) The allocation of our future funding commitments is based on construction draw schedules, commitment funding dates, expiration dates or other information, as applicable; however, we may be obligated to fund these commitments earlier than such applicable date.
Additional Funding Requirements
In addition to the contractual obligations and commitments set forth in the table above, we have and may enter into additional agreements that commit us to potentially acquire properties in the future, fund future property improvements or otherwise provide capital to our tenants, borrowers and other counterparties, including through our Partner Property Growth Fund strategy. As of September 30, 2026, we had $300.0 million of additional potential future funding commitments in connection with the Venetian Capital Investment entered into on May 1, 2024, pursuant to which the tenant has the option, but not the obligation, to draw such future funds, prior to November 1, 2026 (although we do not currently expect the tenant to draw such additional funds prior to expiration of the option). The utilization of funding commitments under the Partner Property Growth Fund strategy, as well as the total funding ultimately provided under such arrangements, is at the discretion of the respective tenant and will be dependent upon independent decisions made by such tenant with respect to any capital improvement projects and the source of funds for such projects.

Cash Flow Analysis
The table below summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025	Variance
Cash, cash equivalents and restricted cash
Provided by operating activities	$2,015,249	$1,818,047	$197,202
Used in investing activities	(1,164,990)	(765,460)	(399,530)
Used in financing activities	(1,142,937)	(1,070,208)	(72,729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(480)	509	(989)
Net decrease in cash, cash equivalents and restricted cash	(293,158)	(17,112)	(276,046)
Cash, cash equivalents and restricted cash, beginning of period	563,479	524,615	38,864
Cash, cash equivalents and restricted cash, end of period	$270,321	$507,503	$(237,182)
Cash Flows from Operating Activities
Net cash provided by operating activities increased $197.2 million for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase was primarily driven by an increase in cash rental payments from our real estate portfolio as a result of the addition of the Golden Entertainment Master Lease and the Gamehost Portfolio portion of the PURE Master Lease, the receipt of payment-in-kind interest, the annual rent escalators from our lease agreements and incremental interest income from additional loan fundings.
Cash Flows from Investing Activities
Net cash used in investing activities increased $399.5 million for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $1,158.7 million;
•Principal repayments of loans and receipts of deferred fees in the amount of $558.2 million;
•Cash portion of the Golden Entertainment Transaction of $435.7 million;
•Payments for the Gamehost Transaction for a total cost of $143.5 million, including acquisition costs;
•Maturities of short-term investments of $44.5 million; and
•Payments for the Club Med St. Croix Transaction for a total cost of $25.5 million, including acquisition costs.
During the nine months ended September 30, 2025, the primary sources and uses of cash from investing activities included:
•Disbursements to fund investments in our loan and securities portfolio in the amount of $786.4 million; and
•Proceeds from the partial repayment of the Cabot Saint Lucia and Homefield loan and the Hard Rock Ottawa Notes and deferred fees in the amount of $20.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities increased $72.7 million for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, the primary sources and uses of cash in financing activities included:
•Net proceeds from the issuance of the August 2026 Notes in the amount of $1,725.0 million;
•Redemption of the then-outstanding (i) $480.5 million aggregate principal amount of 4.500% Exchange Notes due 2026, (ii) $1,250.0 million aggregate principal amount of 4.250% November 2019 Notes due 2026, and (iii) $19.5 million aggregate principal amount of 4.500% MGP OP Notes due 2026;
•Dividend payments of $1,457.5 million;
•Net proceeds of $242.1 million from the physical settlement of 7,750,000 forward shares under our ATM Program;

•Draws of $420.2 million and repayments of $290.0 million on our Revolving Credit Facility;
•Distributions of $24.8 million to non-controlling interests;
•Payments of debt issuance costs of $5.3 million; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $2.3 million.
During the nine months ended September 30, 2025, the primary sources and uses of cash from financing activities included:
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
•Distributions of $24.0 million to non-controlling interests; and
•Repurchase of shares of common stock for tax withholding in connection with the vesting of employee stock compensation of $7.2 million.
Debt
For a summary of our debt obligations as of September 30, 2026, refer to Note 7 - Debt.
Covenants
Our debt obligations are subject to certain customary financial and operating covenants that restrict our ability to incur additional debt, sell certain assets and restrict certain payments, among other things. In addition, these covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain our REIT status. At September 30, 2026, we were in compliance with all debt-related covenants.
Distribution Policy
We intend to make regular quarterly distributions to holders of shares of our common stock. Dividends declared (on a per share basis) during the nine months ended September 30, 2026 and 2025 were as follows:

Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Period	Dividend
March 5, 2026	March 19, 2026	April 9, 2026	January 1, 2026 – March 31, 2026	$0.4500
June 4, 2026	June 18, 2026	July 9, 2026	April 1, 2026 – June 30, 2026	$0.4500
September 3, 2026	September 17, 2026	October 8, 2026	July 1, 2026 – September 30, 2026	$0.4600

Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Period	Dividend
March 6, 2025	March 20, 2025	April 3, 2025	January 1, 2025 – March 31, 2025	$0.4325
June 5, 2025	June 18, 2025	July 10, 2025	April 1, 2025 – June 30, 2025	$0.4325
September 4, 2025	September 18, 2025	October 9, 2025	July 1, 2025 – September 30, 2025	$0.4500

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
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our critical policies and estimates for the nine months ended September 30, 2026.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances. As of September 30, 2026, we had $17.2 billion aggregate principal amount of outstanding indebtedness, of which 98.4% has a fixed interest rate and 1.6% has a variable interest rate, representing the US$267.8 million outstanding balance under the Revolving Credit Facility (denominated in CAD and GBP). As of September 30, 2026, a one percent increase or decrease in the annual interest rate on our variable rate borrowings would increase or decrease our annual cash interest expense by approximately $2.7 million using the applicable exchange rate as of September 30, 2026.
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
Capital Markets Risks
We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business or refinance existing debt through long-term indebtedness, borrowings under credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, VICI’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in VICI LP’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, VICI LP’s internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings

The information contained under the heading “Litigation” in Note 10 - Commitments and Contingent Liabilities to our Financial Statements included in this report is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated by reference into this Item 1A. There have been no material changes to those factors for the nine months ended September 30, 2026.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
(b) Use of Proceeds from Registered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
VICI Properties Inc.
During the three months ended September 30, 2026, VICI Properties Inc. did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
VICI Properties L.P.
During the three months ended September 30, 2026, VICI LP did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Fifth Supplemental Indenture, dated as of August 14, 2026, between VICI Properties L.P. and UMB Bank, National Association, as trustee.		8-K	4.2	8/14/2026

4.2	Form of Global Note representing the 5.400% Senior Notes due 2031 (included in Exhibit 4.1).		8-K	4.3	8/14/2026

4.3	Form of Global Note representing the 5.750% Senior Notes due 2036 (included in Exhibit 4.1).		8-K	4.4	8/14/2026

31.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	VICI Properties Inc. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	VICI Properties Inc. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.3	VICI Properties L.P. Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.4	VICI Properties L.P. Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICI PROPERTIES INC.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 28, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 28, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	October 28, 2026
Jeremy L. Waxman	(Principal Accounting Officer)

VICI PROPERTIES L.P.

Signature	Title	Date

/s/ EDWARD B. PITONIAK	Chief Executive Officer and Director	October 28, 2026
Edward B. Pitoniak	(Principal Executive Officer)

/s/ DAVID A. KIESKE	Chief Financial Officer	October 28, 2026
David A. Kieske	(Principal Financial Officer)

/s/ JEREMY L. WAXMAN	Chief Accounting Officer	October 28, 2026
Jeremy L. Waxman	(Principal Accounting Officer)